Form 10-Q
period 2015-03-31
On Deck Capital Inc
filed 2015-05-13
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO
Commission File Number 001-36779

On Deck Capital, Inc.
(Exact name of registrant as specified in its charter)

Delaware	42-1709682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Broadway, 25th Floor, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

(888) 269-4246
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒     NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2015 was 69,519,098.

On Deck Capital, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$168,202	$220,433
Restricted cash	26,052	29,448
Loans	556,421	504,107
Less: Allowance for loan losses	(56,795)	(49,804)
Loans, net of allowance for loan losses	499,626	454,303
Loans held for sale	2,697	1,523
Deferred debt issuance costs	4,693	5,374
Property, equipment and software, net	15,386	13,929
Other assets	9,105	4,622
Total assets	$725,761	$729,632
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$4,932	$4,360
Interest payable	781	819
Funding debt	398,390	387,928
Corporate debt	—	12,000
Accrued expenses and other liabilities	14,790	13,920
Total liabilities	418,893	419,027
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 69,401,170 and 69,031,719 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	362	360
Treasury stock—at cost	(5,842)	(5,656)
Additional paid-in capital	444,759	442,969
Accumulated deficit	(132,411)	(127,068)
Total stockholders’ equity	306,868	310,605
Total liabilities and stockholders’ equity	$725,761	$729,632
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenue:
Interest income	$48,699	$26,348
Gain on sales of loans	6,679	1,343
Other revenue	1,080	871
Gross revenue	56,458	28,562
Cost of revenue:
Provision for loan losses	23,101	16,579
Funding costs	5,045	4,640
Total cost of revenue	28,146	21,219
Net revenue	28,312	7,343
Operating expense:
Sales and marketing	12,675	6,361
Technology and analytics	8,587	2,909
Processing and servicing	2,703	1,609
General and administrative	9,584	3,392
Total operating expense	33,549	14,271
Loss from operations	(5,237)	(6,928)
Other expense:
Interest expense	(106)	(157)
Warrant liability fair value adjustment	—	(6,632)
Total other expense	(106)	(6,789)
Loss before provision for income taxes	(5,343)	(13,717)
Provision for income taxes	—	—
Net loss	(5,343)	(13,717)
Accretion of dividends on redeemable convertible preferred stock	—	(2,605)
Net loss attributable to common stockholders	$(5,343)	$(16,322)
Net loss per common share:
Basic and diluted	$(0.08)	$(3.47)
Weighted-average common shares outstanding:
Basic and diluted	69,249,462	4,707,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(5,343)	$(13,717)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	23,101	16,579
Depreciation and amortization	1,378	878
Amortization of debt issuance costs	688	667
Stock-based compensation	2,042	233
Warrant liability fair value adjustment	—	6,632
Amortization of net deferred origination costs	9,275	5,572
Provision for unfunded loan commitment	438	32
Common stock warrant issuance	—	64
Changes in operating assets and liabilities:
Other assets	(4,483)	(565)
Accounts payable	2,172	(336)
Interest payable	(38)	(163)
Accrued expenses and other liabilities	117	183
Originations of loans held for sale	(93,926)	(31,011)
Sales of loans held for sale	92,059	29,351
Repayments of term loans held for sale	693	338
Net cash provided by operating activities	28,173	14,737
Cash flows from investing activities
Change in restricted cash	3,396	(2,025)
Purchases of property, equipment and software	(1,606)	(1,509)
Capitalized internal-use software	(1,069)	(519)
Originations of term loans and lines of credit, excluding rollovers into new originations	(262,563)	(167,627)
Capitalized net deferred origination costs	(9,246)	(8,465)
Principal repayments of term loans and lines of credit	194,108	95,175
Net cash used in investing activities	(76,980)	(84,970)
Cash flows from financing activities
Proceeds from exercise of stock options	150	179
Payments of initial public offering costs	(1,845)	—
Redemption of common stock	(184)	—
Proceeds from the issuance of redeemable convertible preferred stock	—	77,000
Proceeds from the issuance of funding debt	36,865	79,298
Payments of debt issuance costs	(7)	(4)
Repayment of funding debt	(26,403)	(56,802)
Repayment of corporate debt	(12,000)	(12,000)
Net cash (used in) provided by financing activities	(3,424)	87,671
Net increase (decrease) in cash and cash equivalents	(52,231)	17,438
Cash and cash equivalents at beginning of period	220,433	4,670
Cash and cash equivalents at end of period	$168,202	$22,108

	Three Months Ended March 31,
	2015	2014
Supplemental disclosure of other cash flow information
Cash paid for interest	$4,234	$4,067
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$160	$20
Unpaid principal balance of term loans rolled into new originations	$59,488	$28,712
Accretion of dividends on redeemable convertible preferred stock	$—	$2,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
On Deck Capital, Inc.’s principal activity is providing financing products to small businesses located throughout the United States and Canada, including term loans (typically three to twenty-four months in duration for $5,000 to $250,000) and lines of credit. We use technology and analytics to aggregate data about a business and then quickly and efficiently analyze the creditworthiness of the business using our proprietary credit scoring model.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements include all of our accounts as well as the accounts of our wholly-owned subsidiaries: Small Business Asset Fund 2009 LLC ("SBAF"), SBLP II LLC ("SBLP II"), OnDeck Account Receivables Trust 2013-1 LLC ("ODART"), On Deck Asset Company LLC ("ODAC"), OnDeck Asset Securitization Trust LLC ("ODAST"), and OnDeck Asset Pool, LLC ("ODAP"). All intercompany transactions and accounts have been eliminated in consolidation.
Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with U.S. GAAP as contained in the Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (“ASC”) for interim financial information. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, including the related notes, and the other information contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Significant estimates include allowance for loan losses, valuation of warrants, stock-based compensation expense, servicing assets/liabilities, capitalized software development costs, the useful lives of long-lived assets and valuation allowance for deferred tax assets. We base our estimates on historical experience, current events and other factors we believe to be reasonable under the circumstances. These estimates and assumptions are inherently subjective in nature; actual results may differ from these estimates and assumptions.
Loans and Loans Held for Sale
Loans
We originate term loans and lines of credit (collectively, “loans”) that are generally short term in nature, and require daily or weekly repayments. When we originate a term loan, the borrower grants us a security interest in its assets. We may or may not perfect our security interest by publicly filing a financing statement. Loans are carried at amortized cost, reduced by a valuation allowance for loan losses estimated as of the balance sheet dates. In accordance with ASC Subtopic 310-20, Nonrefundable Fees and Other Costs, the amortized cost of a loan is equal to the unpaid principal balance, plus net deferred origination costs. Net deferred origination costs are comprised of certain direct origination costs, net of all loan origination fees received. Loan origination fees include fees charged to the borrower related to origination that increase the loan’s effective interest yield. Direct origination costs in excess of loan origination fees received are included in the loan balance and amortized over the term of the loan using the effective interest method. Loan origination costs are limited to direct costs attributable to originating a loan, including commissions and personnel costs directly related to the time spent by those individuals performing activities related to loan origination. Additionally, when a term loan is originated in conjunction with the extinguishment of a previously issued term loan, we determine whether this is a new loan or a modification to an existing loan in accordance with ASC 310-20. If accounted for as a new loan, rather than a modification, any remaining unamortized net deferred costs are recognized when the new loan is originated. We have both the ability and intent to hold these loans to maturity.

Loans Held for Sale
OnDeck Marketplace® is a program whereby we originate and sell certain term loans to third-party institutional investors and retain servicing rights. We sell these whole loans to purchasers in exchange for a cash payment. Determination to hold or sell a loan is made typically within five business days of the initial funding. Loans held for sale are recorded at the lower of cost or market until the loans are sold. Cost of loans held for sale is inclusive of unpaid principal plus net deferred origination costs.
Because we continue to service the loans we sell, we evaluate whether a servicing asset or liability has been incurred. We estimate the fair value of the loan servicing asset or liability considering the contractual servicing fee revenue, adequate compensation for our servicing obligation, the non-delinquent principal balances of loans and projected servicing revenues over the remaining lives of the loans. As of March 31, 2015 and December 31, 2014, we serviced an unpaid principal amount of $129.9 million and $79.7 million of term loans for others, respectively, and determined that no servicing asset or liability is necessary.
Allowance for Loan Losses
The allowance for loan losses (“ALLL”) is established through periodic charges to the provision for loan losses. Loan losses are charged against the ALLL when we believe that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL.
We evaluate the creditworthiness of our portfolio on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk characteristics and diversification among variables including industry and geography. We use a proprietary forecast loss rate at origination for new loans that have not had the opportunity to make payments when they are first funded. The forecasted loss rate is updated daily to reflect actual loan performance and the underlying ALLL model is updated monthly to reflect our assumptions. The allowance is subjective as it requires material estimates, including such factors as historical trends, known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. Other qualitative factors considered may include items such as uncertainties in forecasting and modeling techniques, changes in portfolio composition, seasonality, business conditions and emerging trends. Recovery of the carrying value of loans is dependent to a great extent on conditions that may be beyond our control. Any combination of the aforementioned factors may adversely affect our loan portfolio resulting in increased delinquencies and loan losses and could require additional provisions for credit losses, which could impact future periods. In our opinion, we have provided adequate allowances to absorb probable credit losses inherent in our loan portfolio based on available and relevant information affecting the loan portfolio at each balance sheet date.
Accrual for Unfunded Loan Commitments and Off-Balance Sheet Credit Exposures
For our line of credit product we estimate probable losses on unfunded loan commitments similarly to the ALLL process and include the calculated amount in accrued expenses and other liabilities. We believe the accrual for unfunded loan commitments is sufficient to absorb estimated probable losses related to these unfunded credit commitments. The determination of the adequacy of the accrual is based on evaluations of the unfunded credit commitments, including an assessment of the probability of commitment usage, credit risk factors for lines of credit outstanding to these customers and the terms and expiration dates of the unfunded credit commitments. As of March 31, 2015 and December 31, 2014, our off-balance sheet credit exposure related to the undrawn line of credit balances was $39.1 million and $28.7 million, respectively. The related accrual for unfunded loan commitments was $1.7 million and $1.3 million as of March 31, 2015 and December 31, 2014, respectively. Net adjustments to the accrual for unfunded loan commitments are included in general and administrative expenses.
Accrual for Third-Party Representations
We have made certain representations to third parties that purchase loans through OnDeck Marketplace. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the loans, such as fraudulent loan repurchase obligations or excess loss indemnification obligations, would be accrued if probable and estimable in accordance with ASC 450, Contingencies. There are no restricted assets related to these agreements. As of March 31, 2015 and December 31, 2014, we have not incurred any significant losses and or material liability for probable obligations requiring accrual.
Revenue Recognition
Interest Income
We generate revenue primarily through interest and origination fees earned on loans originated and held to maturity.

We recognize interest and origination fee revenue over the terms of the underlying loans using the effective interest method. Origination fees collected but not yet recognized as revenue are netted with direct origination costs and presented as a component of loans in our condensed consolidated balance sheets.

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
Gain on Sales of Loans
In October 2013, we started OnDeck Marketplace whereby we originate and sell certain loans to third-party purchasers and retain servicing rights. We account for the loan sales in accordance with ASC Topic 860, Transfers and Servicing, which states that a transfer of a financial asset, a group of financial assets, or a participating interest in a financial asset is accounted for as a sale if all of the following conditions are met:

1.	The financial assets are isolated from the transferor and its consolidated affiliates as well as its creditors.

2.	The transferee or beneficial interest holders have the right to pledge or exchange the transferred financial assets.

3.	The transferor does not maintain effective control of the transferred assets.
For the three months ended March 31, 2015 and 2014, all sales met the requirements for sale treatment under the guidance for ASC Topic 860, Transfers and Servicing. We record the gain or loss on the sale of a loan at the sale date in an amount equal to the proceeds received less outstanding principal and net deferred origination costs.
Other Revenue
We retain servicing rights on sold loans and recognize servicing revenue for servicing sold loans as a component of other revenue. For the three months ended March 31, 2015 and 2014 we earned $0.5 million and $0.1 million of servicing revenue, respectively. In accordance with ASC Topic 860, Transfers and Servicing, we have not recognized a servicing asset or liability as the benefits of servicing are just adequate to compensate us for our servicing responsibilities. Other revenue also includes marketing fees earned from our issuing bank partner, which are recognized as the related services are provided, and monthly fees charged to customers for our line of credit products.
Stock-Based Compensation
In accordance with ASC Topic 718, Compensation—Stock Compensation, all stock-based compensation made to employees is measured based on the grant-date fair value of the awards and recognized as compensation expense on a straight-line basis over the period during which the option holder is required to perform services in exchange for the award (the vesting period). We use the Black-Scholes-Merton Option Pricing Model to estimate the fair value of stock options. The use of the option valuation model requires subjective assumptions, including the fair value of our common stock, the expected term of the option and the expected stock price volatility based on our stock as well as our peer companies. In February 2015, we began issuing restricted stock units ("RSUs") to employees, which are measured based on the fair values of the underlying stock on the dates of grant. Additionally, the recognition of stock-based compensation expense requires an estimation of the number of options and RSUs that will ultimately vest and the number of options and RSUs that will ultimately be forfeited.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue Recognition, which creates ASC 606, Revenue from Contracts with Customers, and supersedes ASC 605, Revenue Recognition. ASU 2014-09 requires revenue to be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services as described in ASU 2014-09. This accounting standard is effective for interim and annual periods beginning after December 15, 2016. We are currently assessing the impact this accounting standard will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC 835-30, Interest - Imputation of Interest. ASU 2015-03 requires entities to change the presentation of debt issuance costs in the financial statements. Under the ASU, an entity will be required to present such costs in the balance sheet as a direct deduction from the rel ated debt liability rather than as an asset. This accounting standard is effective beginning January 1, 2017. We are currently assessing the impact this accounting standard will have on our consolidated financial statements.
3. Net Loss Per Common Share
Basic and diluted net loss per common share is calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(5,343)	$(13,717)
Less: Accretion of dividends on the redeemable convertible preferred stock	—	(2,605)
Net loss attributable to common stockholders	$(5,343)	$(16,322)
Denominator:
Weighted-average common shares outstanding, basic and diluted	69,249,462	4,707,867
Net loss per common share, basic and diluted	$(0.08)	$(3.47)

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given our net losses. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	March 31, 2015	December 31, 2014
Anti-Dilutive Common Share Equivalents
Warrants to purchase common stock	2,516,288	2,516,288
Restricted stock units and restricted stock	418,778	88,418
Stock options	10,105,177	10,371,469
Total anti-dilutive common share equivalents	13,040,243	12,976,175

The weighted average exercise price for warrants to purchase common stock was $9.51 as of March 31, 2015 and December 31, 2014.
4. Loans, Allowance for Loan Losses and Loans Held for Sale
Loans consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Term loans	$508,848	$466,386
Lines of credit	34,060	24,177
Total unpaid principal balance	542,908	490,563
Net deferred origination costs	13,513	13,544
Total loans	$556,421	$504,107

The activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Balance at January 1	$49,804	$19,443
Provision for loan losses	23,101	16,579
Loans charged off	(17,864)	(8,696)
Recoveries of loans previously charged off	1,754	396
Allowance for loan losses at March 31	$56,795	$27,722
We originate most of the loans in our portfolio and also purchase loans from an issuing bank partner. During the three months ended March 31, 2015 and March 31, 2014 we purchased loans in the amount of $54.6 million and $34.0 million, respectively.
We sell previously charged-off loans to a third-party debt collector. The proceeds from these sales are recorded as a component of the recoveries of loans previously charged off. For the three months ended March 31, 2015 and 2014, previously charged-off loans sold accounted for $1.5 million and $0.3 million of recoveries of loans previously charged off, respectively.
The following table illustrates the loan balance related to non-delinquent, paying and non-paying delinquent loans and the corresponding allowance for loan losses as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
	Unpaid Principal Balance	Unpaid Principal Balance
Non-delinquent loans	$472,702	$430,689
Delinquent: paying (accrual status)	47,711	40,049
Delinquent: non-paying (non-accrual status)	22,495	19,825
Total	$542,908	$490,563
The balance of the allowance for loan losses for non-delinquent loans was $22.5 million and $20.5 million as of March 31, 2015 and December 31, 2014, respectively, while the balance of the allowance for loan losses for delinquent loans was $34.3 million and $29.3 million as of March 31, 2015 and December 31, 2014, respectively.
The following table shows an aging analysis of loans by delinquency status as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
By delinquency status:
Non-delinquent loans	$472,702	$430,689
1-14 calendar days past due	24,579	23,954
15-29 calendar days past due	10,876	9,462
30-59 calendar days past due	12,657	10,707
60-89 calendar days past due	10,885	7,724
90 + calendar days past due	11,209	8,027
Total unpaid principal balance	$542,908	$490,563

5. Debt
The following table summarizes our outstanding debt as of March 31, 2015 and December 31, 2014:

Description	Type	Maturity Date	Interest Rates at March 31, 2015	March 31, 2015	December 31, 2014
				(in thousands)
Funding Debt:
ODAST Agreement	Securitization Facility	May 2018	3.4%	$174,974	$174,972
ODART Agreement	Revolving	September 2016	3.7%	99,079	105,598
ODAC Agreement	Revolving	October 2016	8.4%	29,541	32,733
ODAP Agreement	Revolving	August 2016	5.0%	75,000	56,686
SBAF Agreement	Revolving	Various(1)	7.6%	16,313	16,740
Partner Synthetic Participations	Term	Various(2)	Various	3,483	1,199
				398,390	387,928
Corporate Debt:
Square 1 Agreement	Revolving	October 2015	4.5%	—	12,000
				$398,390	$399,928
  ___________

(1)	Maturity dates range from June 2015 through March 2017

(2)	Maturity dates range from April 2015 through March 2017
6. Redeemable Convertible Preferred Stock

The following table presents a summary of activity for the preferred stock issued and outstanding for the three months ended March 31, 2014 (in thousands):

	Series A	Series B	Series C	Series C-1	Series D	Series E	Total Amount
Balance, December 31, 2013	$2,559	$22,918	$24,749	$5,401	$62,716	$—	$118,343
Issuance of preferred stock	—	—	—	—	—	77,000	77,000
Accretion of dividends on preferred stock	33	317	409	94	1,204	548	2,605
Balance, March 31, 2014	$2,592	$23,235	$25,158	$5,495	$63,920	$77,548	$197,948

All redeemable convertible preferred stock automatically converted into shares of common stock upon close of our initial public offering in December 2014. As of March 31, 2015 we had no redeemable convertible preferred stock outstanding.
7. Income Tax
As part of the process of preparing the unaudited condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves determining the annual effective tax rate, income tax expense (benefit) and deferred income tax expense (benefit) related to temporary differences resulting from differing treatment of items, such as the loan loss reserve, timing of depreciation and deferred rent liabilities, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the accompanying unaudited condensed consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered through the generation of future taxable income.
We have not incurred any income tax during the three months ended March 31, 2015 and 2014 due to the book losses incurred during those periods, the anticipated and known book losses for years ended December 31, 2015 and 2014, respectively, and the significant deferred tax assets available for application should permanent and temporary differences from book income yield taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical losses and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the foreseeable future. Therefore, the Company has recorded a full valuation allowance on its net deferred tax asset.
8. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following table presents the changes in the Level 3 instruments measured at fair value on a recurring basis for the three months ended March 31, 2014 (in thousands):

2014
Warrant liability balance at January 1	$4,446
Change in fair value	6,632
Warrant liability balance at March 31	$11,078

For the three months ended March 31, 2015 we did not hold any Level 3 instruments measured at fair value on a recurring basis.
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
The carrying amounts of certain of our financial instruments, including loans and loans held for sale, approximate fair value due to their short-term nature and are considered Level 3. The carrying amount of our financing obligations, such as fixed-rate debt, approximates fair value, considering the borrowing rates currently available to us for financing obligations with similar terms and credit risks.
9. Stock-Based Compensation
The following table summarizes the assumptions used for estimating the fair value of stock options granted during the three months ended March 31, 2015:

2015
Risk-free interest rate	1.95 - 2.13%
Expected term (years)	6.04
Expected volatility	42.24 - 46.51%
Dividend yield	0%
Weighted-average grant date fair value per share	$8.78

The following is a summary of option activity during the three months ended March 31, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2015	10,371,472	$4.59
Granted	251,021	$19.73
Exercised	(367,421)	$1.00
Forfeited	(136,444)	$3.55
Expired	(13,451)	$0.65
Outstanding at March 31, 2015	10,105,177	$5.11	8.27	$165,086
Exercisable at March 31, 2015	3,279,655	$0.82	7.23	$67,902
Vested or expected to vest as of March 31, 2015	9,440,461	$4.87	8.36	$157,175
Stock-based compensation expense was attributed to the following line items in our accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, (in thousands):

	2015	2014
Sales and marketing	$575	$46
Technology and analytics	436	49
Processing and servicing	147	19
General and administrative	884	119
Total	$2,042	$233
Total compensation cost related to nonvested awards not yet recognized as of March 31, 2015 was $20.5 million and will be recognized over a weighted-average period of approximately 3.28 years. The aggregate intrinsic value of employee options exercised during the three months ended March 31, 2015 was $6.1 million.

10. Commitments and Contingencies

Commitments
In March 2015, we amended the lease of our New York City corporate headquarters to extend the lease and rent additional space. We will occupy the additional space incrementally, as it becomes available, at which time we will incur a proportionate amount of additional rent payments. The dates the additional space will be available are uncertain as they are dependent upon the departure of current occupants and the landlord’s ability to prepare the space.  Upon the completion of delivery of all additional space, our additional monthly fixed rent payment will be approximately $0.4 million, subject to certain scheduled increases. The amended lease also provides for rent credits aggregating $3.6 million and a tenant improvement allowance not to exceed $5.8 million. The lease will terminate ten years and ten months after the delivery of certain portions of the additional space.

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
We are exposed to default risk on loans we originate and hold and that we purchase from our issuing bank partner. We perform an evaluation of each customer's financial condition and during the term of the customer's loan(s), we have the contractual right to limit a customer's ability to take working capital loans or other financing from other lenders that may cause a material adverse change in the financial condition of the customer. There is no single customer or group of customers that comprise a significant portion of our loan portfolio.

Contingencies
From time to time we are subject to legal proceedings and claims in the ordinary course of business. The results of such matters cannot be predicted with certainty. However, we believe that the final outcome of any such current matters will not result in a material adverse effect on our consolidated financial condition, consolidated results of operations or consolidated cash flows.

11. Subsequent Events

In April 2015 we entered into agreements regarding On Deck Capital Australia PTY LTD (“On Deck Australia”) with other non-affiliated investors for the purpose of providing loans to Australian small businesses. We funded our initial commitment of $8.4 million, and have a remaining commitment for up to approximately $4.2 million. We own approximately 55% of On Deck Australia.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other legal authority. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, objectives, plans and current expectations.
Forward-looking statements appear throughout this report including in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements can generally be identified by words such as “will,” “enables,” “expects,” “allows,” “continues,” “believes,” “anticipates,” “estimates” or similar expressions.
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
Important factors that could cause or contribute to such differences include risks relating to: our ability to attract potential customers to our platform; the degree to which potential customers apply for loans, are approved and borrow from us; anticipated trends, growth rates, sources of growth and challenges in our business and in the markets in which we operate; the ability of our customers to repay loans and our ability to accurately assess creditworthiness; our ability to adequately reserve for loan losses; our continuing efforts to implement certain additional compliance measures related to our funding advisor channel and their potential impact; changes in our product distribution channel mix or our funding mix; our ability to anticipate market needs and develop new and enhanced offerings to meet those needs; interest rates and origination fees on loans; maintaining and expanding our customer base; the impact of competition in our industry and innovation by our competitors; our anticipated growth and growth strategies, including the possible introduction of new products and possible expansion in existing or new international markets, and our ability to effectively manage that growth and our expenses; our reputation and possible adverse publicity about us or our industry; the availability, cost and sources of our funding; our failure to anticipate or adapt to future changes in our industry; our ability to hire and retain necessary qualified employees; the lack of customer acceptance or failure of our products; our reliance on our third-party service providers; the evolution of technology affecting our offerings and our markets; our compliance with applicable local, state and federal laws, rules and regulations and their application and interpretation, whether existing, modified or new; our ability to adequately protect our intellectual property; the effect of litigation or other disputes to which we are or may be a party; the increased expenses and administrative workload associated with being a public company; failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; our liquidity and working capital requirements; the estimates and estimate methodologies used in preparing our condensed consolidated financial statements; the future trading prices of our common stock, the impact of securities analysts’ reports and shares eligible for future sale on these prices; our ability to prevent or discover security breaks, disruption in service and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of our platform or adversely impact our ability to service our loans; and other risks, including those described elsewhere in this report and under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 and in other documents that we file with the Securities and Exchange Commission, or SEC, from time to time which are available on the SEC website at www.sec.gov.
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

OnDeck, the OnDeck logo, OnDeck Score, OnDeck Marketplace and other trademarks or service marks of OnDeck appearing in this report are the property of OnDeck. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We have generally omitted the ®, ™ and other designations, as applicable, in this report.
Overview
We are a leading platform for small business lending. We are seeking to transform small business lending by making it efficient and convenient for small businesses to access capital. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources to assess the creditworthiness of small businesses rapidly and accurately. Small businesses can apply for a term loan or line of credit on our website in minutes and, using our proprietary OnDeck Score®, we can make a funding decision immediately and transfer funds as fast as the same day. Since 2007, we have originated more than $2 billion in loans and collected more than 6.1 million customer payments. Our loan originations have increased at a compound annual growth rate of 159% from 2012 to 2014 and had a year-over-year growth rate of 83% for the first quarter of 2015, in which we originated $416.0 million in loans.
We generate the majority of our revenue through interest income and fees earned on the term loans we retain. Our term loans are obligations of small businesses with fixed dollar repayments, in principal amounts ranging from $5,000 to $250,000 and with maturities of 3 to 24 months. In September 2013, we expanded our product offerings by launching a line of credit product with line sizes currently ranging from $10,000 to $25,000, repayable within six months of the date of the latest funds draw. We earn interest on the balance outstanding and charge a monthly fee as long as the line of credit is available. In October 2013, we also began generating revenue by selling some of our term loans to third-party institutional investors through our OnDeck Marketplace®. The balance of our revenue comes from our servicing and other fee income, which primarily consists of fees we receive for servicing loans we have sold to third-party institutional investors and marketing fees from our issuing bank partner.
We rely on a diversified set of funding sources for the capital we lend to our customers. Our primary source of this capital has historically been debt facilities with various financial institutions. As of March 31, 2015, we had $223.4 million outstanding and $312.4 million total borrowing capacity under our debt facilities (excluding our securitization described below), subject to borrowing conditions. We have sold approximately $248.7 million in loans to OnDeck Marketplace investors from October 2013 through March 31, 2015 including $92.1 million during the first quarter of 2015. In addition, we completed our first securitization transaction in May 2014, pursuant to which we issued debt that is secured by a revolving pool of OnDeck small business loans. We raised approximately $175 million from this securitization transaction. We completed our initial public offering, or IPO, in December 2014 from which we raised $210.0 million, net of underwriting discounts, commissions and offering expenses. We have also used proceeds from our stock financings, IPO proceeds and operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds.
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

	As of or for the Period Ended March 31,
	2015	2014
	(dollars in thousands)
Originations	$415,977	$227,350
Unpaid Principal Balance	$542,908	$280,117
Average Loans	$530,264	$256,044
Loans Under Management	$675,426	$319,510
Effective Interest Yield	36.7%	41.2%
Average Funding Debt Outstanding	$393,159	$199,545
Cost of Funds Rate	5.1%	9.3%
Provision Rate	7.2%	8.4%
Reserve Ratio	10.5%	9.9%
15+ Day Delinquency Ratio	8.4%	7.2%
Adjusted EBITDA	$(1,817)	$(5,817)
Adjusted Net Loss	$(3,301)	$(6,852)
Originations
Originations represent the total principal amount of the term loans we made during the period, plus the total amount drawn on lines of credit during the period. Many of our repeat customers renew their loans before their existing loan is fully repaid. In accordance with industry practice, originations of such repeat loans are calculated as the full renewal loan principal, rather than the net funded amount, which is the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans referred to, and funded by, our issuing bank partner and later purchased by us are included as part of our originations.
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
Average Loans
Total loans represents the Unpaid Principal Balance, plus net deferred origination fees and costs. Average Loans for the period is the simple average of total loans as of the beginning of the period and as of the end of each quarter in the period.
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
Recent pricing trends are discussed under the subheading "Key Factors Affecting Our Performance - Pricing."
Average Funding Debt Outstanding
Funding debt outstanding is the debt that we incur to support our lending activities and does not include our corporate debt. Average Funding Debt Outstanding for the period is the simple average of the funding debt outstanding as of the beginning of the period and as of the end of each quarter in the period.
Cost of Funds Rate
Cost of Funds Rate is our funding cost, which is the interest expense, fees, and amortization of deferred issuance costs we incur in connection with our lending activities across all of our debt facilities, divided by the Average Funding Debt Outstanding, then annualized.
Provision Rate
Provision Rate equals the provision for loan losses divided by the new originations volume of loans held for investment in a period. Because we reserve for probable credit losses inherent in the portfolio upon origination, this rate is significantly impacted by the expectation of credit losses for the period’s originations volume. This rate may also be impacted by changes in loss expectations for loans originated prior to the commencement of the period.
Reserve Ratio
Reserve Ratio is our allowance for loan losses as of the end of the period divided by the Unpaid Principal Balance as of the end of the period.
15+ Day Delinquency Ratio
15+ Day Delinquency Ratio equals the aggregate Unpaid Principal Balance for our loans that are 15 or more calendar days past due as of the end of the period as a percentage of the Unpaid Principal Balance for such period. The Unpaid Principal Balance for our loans that are 15 or more calendar days past due includes loans that are paying and non-paying. The majority of our loans require daily repayments, excluding weekends and holidays, and therefore may be deemed delinquent more quickly than loans from traditional lenders that require only monthly repayments.
15+ Day Delinquency Ratio is not annualized, but reflects balances as of the end of the period.
The 15+ Day Delinquency Ratio is impacted by the degree of seasoning in the portfolio, given loans are more likely to experience delinquency as they age. In the first quarter of 2015, the average loan age weighted by unpaid principal balance was 3.6 months compared to 3.0 months in the prior year period, as shown in the table below. The composition of the portfolio differs because we are retaining a smaller percentage of new loans on our balance sheet as we have increased sales through OnDeck Marketplace and our average loan term has lengthened. As a result, the 15+ Day Delinquency Ratio in the first quarter of 2015 has increased relative to the first quarter of 2014.

	Q1 2015	Q4 2014	Q3 2014	Q2 2014	Q1 2014	Q4 2013	Q3 2013	Q2 2013	Q1 2013
15+ Delinquency Ratio	8.4%	7.3%	5.4%	6.1%	7.2%	7.6%	6.9%	6.9%	7.8%
Average Loan Age Weighted by Unpaid Principal Balance (months)	3.6	3.4	3.1	3.1	3.0	3.1	3.0	3.0	3.0
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
Adjusted EBITDA
Adjusted EBITDA represents our net (loss) income, adjusted to exclude interest expense associated with debt used for corporate purposes (rather than funding costs associated with lending activities), income tax expense, depreciation and amortization, stock-based compensation expense and warrant liability fair value adjustment. Stock-based compensation includes employee compensation as well as compensation to third party service providers.
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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;

•	Adjusted EBITDA does not reflect interest associated with debt used for corporate purposes or tax payments that may represent a reduction in cash available to us; and

•	Adjusted EBITDA does not reflect the potential costs we would incur if certain of our warrants were settled in cash.
The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Adjusted EBITDA
Net loss	$(5,343)	$(13,717)
Adjustments:
Corporate interest expense	106	157
Income tax expense	—	—
Depreciation and amortization	1,378	878
Stock-based compensation expense	2,042	233
Warrant liability fair value adjustment	—	6,632
Adjusted EBITDA	$(1,817)	$(5,817)
Adjusted Net Loss
Adjusted Net Loss represents our net loss adjusted to exclude stock-based compensation expense and warrant liability fair value adjustment, each on the same basis and with the same limitations as described above for Adjusted EBITDA.
The following table presents a reconciliation of net loss to Adjusted Net Loss for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Adjusted Net Loss
Net loss	$(5,343)	$(13,717)
Adjustments:
Stock-based compensation expense	2,042	233
Warrant liability fair value adjustment	—	6,632
Adjusted Net Loss	$(3,301)	$(6,852)
Key Factors Affecting Our Performance
Investment in Long-Term Growth
The core elements of our growth strategy include acquiring new customers, broadening our distribution capabilities through strategic partners, enhancing our data and analytics capabilities, expanding our product offerings, extending customer lifetime value and expanding internationally such as our recent announcement that we are expanding to Australia. We plan to continue to invest significant resources to accomplish these goals, and we anticipate that our operating expense will continue to increase for the foreseeable future, particularly our sales and marketing and technology and analytics expenses. These investments are intended to contribute to our long-term growth, but they may affect our near-term financial performance.
Originations
Our revenues continued to grow during the first quarter of 2015, primarily as a result of growth in originations. Growth in originations has been driven by the addition of new customers, increasing business from existing and previous customers and increasing average loan size, as annual loan loss rates have remained relatively constant over this time. In addition, during the first quarter of 2015, we continued to grow our line of credit product and we expect this product to drive a larger percentage of our originations as adoption and use of this product continues to grow.
We anticipate that our future growth will continue to depend in part on attracting new customers. We plan to increase our sales and marketing spending to attract these customers as well as continue to increase our analytics spending to better identify potential customers. We have historically relied on all three of our channels for customer acquisition but have become increasingly focused on growing our direct and strategic partner channels. We plan to continue investing in direct marketing and sales, increasing our brand awareness and growing our strategic partnerships. During the first six months of 2015, we are also implementing certain enhanced compliance-related measures related to our funding advisor channel in addition to our existing measures. As a result, we expect future originations growth to be derived primarily from our direct and strategic partner channels.
We originate term loans and lines of credit to customers who are new to OnDeck, as well as to repeat customers. Our ability to increase adoption of our products within our existing customer base will be important to our future growth. We believe our significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in products and services. Repeat customers generally comprise our highest quality loans, given many repeat customers require additional financing for growth or expansion. From our 2013 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 26% and 44% from their initial loan to their third loan. On average, their OnDeck Score increased by 25 points, enabling us to grow their average loan amount by 106% while decreasing their annual percentage rate, or APR, by 20.0 percentage points. In order for a current customer to qualify for a new term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

•	the business must be approximately 50% paid down on its existing loan;

•	the business must be current on its outstanding OnDeck loan with no material delinquency history; and

•	the business must be fully re-underwritten and determined to be of acceptable credit quality.
The extent to which we generate repeat business from our customers will be an important factor in our continued revenue growth and our visibility into future revenue. In conjunction with repeat borrowing activity, our customers also tend to increase their subsequent loan size compared to their initial loan size.
Pricing

In addition to originations, our revenues are impacted by our loan pricing. Customer pricing is determined primarily based on the customer’s OnDeck Score, the loan term, the customer type (new or repeat) and origination channel. Loans originated through the direct and strategic partner channels are generally priced lower than loans originated through the funding advisor channel due to the commission structure paid to funding advisors.

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

	Q1 2015	Q4 2014	Q3 2014	Q2 2014	Q1 2014	Q4 2013	Q3 2013	Q2 2013	Q1 2013
Weighted Average Term Loan "Cents on Dollar" Borrowed, per Month	2.15¢	2.23¢	2.24¢	2.38¢	2.53¢	2.60¢	2.62¢	2.71¢	2.73¢
Weighted Average APR - Term Loans and Lines of Credit	49.3%	51.2%	52.8%	56.7%	59.9%	61.8%	62.9%	65.0%	65.9%

On an annual basis, the weighted average APR for term loans and lines of credit declined from 63.4% in 2013 to 54.4% in 2014, and further declined to 49.3% in the first quarter of 2015. We attribute this pricing shift to longer average loan term, increased originations from our lower cost direct and strategic partner channels as a percentage of total originations, the growth of our line of credit product, which is priced at a lower APR level than our term loans, and our continued efforts to pass savings on to customers through rate reductions and successively lower origination fees for repeat customers. “Cents on Dollar” borrowed reflects the monthly interest paid by a customer to us for a loan, and does not include the loan origination fee and the repayment of the principal of the loan. As of March 31, 2015 the APRs of our term loans currently range from 17% to 98% and the APRs of our lines of credit range from 30% to 36%. Because many of our loans are short term in nature and APR is calculated on an annualized basis, we believe that small business customers tend to evaluate term loans primarily on a “Cents on Dollar” borrowed basis rather than APR. Despite these limitations, we are providing historical APRs as supplemental information for comparative purposes. We do not use APR as an internal metric to evaluate performance of our business or as a basis to compensate our employees or to measure their performance. The interest on commercial business loans is also tax deductible as permitted by law, as compared to typical personal loans which do not provide a tax deduction. APR does not give effect to the small business customer’s possible tax deductions and cash savings associated with business related interest expenses. For these and other reasons, we do not believe that APR is a meaningful measurement of the expected returns to us or costs to our customer.

We consider Effective Interest Yield, or EIY, as a key pricing metric. EIY is the rate of return we achieve on loans outstanding during a period, which is our annualized interest income divided by Average Loans. Our Effective Interest Yield differs from APR in that takes into account net deferred origination fees and costs. Deferred origination fees include fees paid up front to us by customers when loans are funded and decrease the carrying value of loans, thereby increasing the Effective Interest Yield earned. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to loan origination and increase the carrying value of loans, thereby decreasing the Effective Interest Yield earned.
Our Effective Interest Yield declined from 41.2% in the first quarter of 2014 to 36.7% in the first quarter of 2015. In addition to individual loan pricing and the number of days in a period, there are many other factors that can affect the EIY, including:

•
Channel Mix - In general, loans originated from the direct and strategic partner channels have lower EIYs than loans from the funding advisor channel.  This is primarily due to the fact that the direct and strategic partner channels have lower annualized interest rates due to their lower acquisition costs and lower loss rates.  The direct and strategic partner channels have increased from 45.9% of total units originated in the first quarter of 2013 to 61.9% of total units originated in the first quarter of 2014 to 77.1% of total units originated in the first quarter of 2015.

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower EIYs, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher EIY loans because total payback is typically higher compared to a shorter length term for the same principal loan amount.  Since the introduction of OnDeck’s Term 24 product in February 2014 and with OnDeck’s improving credit models, the average length of new term loan originations has increased from 9.5 months in the first quarter of 2013 to 10.8 months in the first quarter of 2014 to 11.9 months in the first quarter of 2015.

•
Customer Type Mix - In general, loans originated from repeat customers have lower EIYs than loans from new customers.  This is primarily due to the fact that repeat customers typically have higher OnDeck scores and are deemed to be lower risk.  In addition, repeat customers are more likely to be approved for longer terms than new customers given their established payment history and lower risk profiles. Also, origination fees are generally reduced or waived for repeat customers, contributing to lower EIYs.  Finally, average loan pricing is likely to be lowered for a repeat loan customer with each subsequent loan given their successful payment history on the prior loan.  Originations from repeat customers were over 50% in the first quarter of 2015, up several percentage points from both the first quarters of 2013 and 2014.

•
Product Mix - In general, loans originated from line of credit customers have lower EIYs than loans from term loan customers.  This is primarily due to the fact that line of credits are expected to have longer lifetime usage than term loans, enabling more time to recoup upfront acquisition costs.  In the first quarter of 2015, the average line of credit APR was 36%, compared to the average term loan APR which was 49.8%.  Further, draws from line of credit customers have increased from 0% of total originations in the first quarter of 2013 to 2.8% of total originations in the first quarter of 2014 to 7.5% of total originations in the first quarter of 2015.

Going forward, we expect our pricing to continue to gradually decline as our originations continue to shift towards our direct and strategic partner channels and our direct costs decline. Additionally, we expect to reduce pricing for repeat customers, reflecting both loyalty benefits and the superior credit performance for that population.
Customer Acquisition Costs
Our customer acquisition costs, or CACs, reflect the efficiency of our direct marketing costs in attracting new customers. Our CACs differ depending upon the acquisition channel. CACs in our direct channel include the commissions paid to our internal salesforce and expenses associated with items, such as direct mail, social media and other online marketing activities. CACs in our strategic partner channel include commissions paid to our internal salesforce and strategic partners. CACs in our funding advisor channel include commissions paid to our internal salesforce and funding advisors. Our CACs across each of our strategic partner, funding advisor and direct channels have trended lower as a percentage of originations from the respective channels. Our direct channel CACs have declined as a percentage of originations as a result of the increasing scale of our operations, improvements in customer targeting, our introduction of our line of credit product, the addition of pre-approvals to our marketing outreach and underwriting process and increased repeat purchases from customers. Our strategic partner and funding advisor CACs have each declined as a percentage of their respective originations as a result of lower commissions as a percentage of their respective originations.
Customer Lifetime Value
The ongoing lifetime value of our customers will be an important component of our future performance. We analyze customer lifetime value not only by tracking the “contribution” of customers over their lifetime with us, but also by comparing this contribution to the CAC incurred in connection with originating such customers’ initial loans. We define the contribution to include the interest income and fees collected on a cohort of customers’ initial and repeat loans less acquisition costs for their repeat loans, estimated third party processing and servicing expenses for their initial and repeat loans, estimated funding costs (excluding any cost of equity capital) for their initial and repeat loans, and charge-offs of their initial and repeat loans. Comparing the customer lifetime value for cohorts from 2013-2014 against like quarters, we have observed later cohorts exhibit improved ROI due to economies of scale and improved efficiencies in marketing, cost of funds and processing and servicing costs, as well as credit improvements which resulted in larger average loan sizes.

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

•
Funding Costs. Changes in macroeconomic conditions may affect generally prevailing interest rates, and such effects may be amplified or reduced by other factors such as fiscal and monetary policies, economic conditions in other markets and other factors. Interest rates may also change for reasons unrelated to economic conditions. To the extent that interest rates rise, our funding costs will increase and the spread between our Effective Interest Yield and our Cost of Funds Rate may narrow to the extent we cannot correspondingly increase the payback rates we charge our customers. As we have grown, we have been able to lower our Cost of Funds Rate by negotiating more favorable interest rates on our debt and accessing new sources of funding, such as the OnDeck Marketplace and the securitization markets. While we will continue to seek to lower our Cost of Funds Rate, an increase in interest rates or access to financing facilities that offer us greater flexibility could result in an increase of our cost of funds. Should our cost of funds continue to decrease, we do not expect that our Cost of Funds Rate will continue to decline as significantly as it has since 2012.

Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by cohort. Net lifetime charge-offs are the unpaid principal balance charged off less recoveries of loans previously charged off, and a given cohort’s net lifetime charge-off ratio equals the cohort’s net lifetime charge-offs through March 31, 2015 divided by the cohort’s total original loan volume. Repeat loans in both the numerator and denominator include the full renewal loan principal, rather than the net funded amount, which is the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment. Loans originated and charged off between January 1, 2012 and March 31, 2015 were on average charged off near the end of their loan term. The chart immediately below includes all term loan originations, regardless of funding source, including loans sold through our OnDeck Marketplace or held for sale on our balance sheet.

Net Charge-off Ratios by Cohort Through March 31, 2015

Principal Outstanding as of March 31, 2015	0.0%	0.7%	27.2%	87.8%

The following chart displays the historical lifetime cumulative net charge-off ratios, by origination year. The chart reflects all term loan originations, regardless of funding source, including loans sold through our OnDeck Marketplace or held for sale on our balance sheet. The data is shown as a static pool for annual cohorts, illustrating how the cohort has performed given equivalent months of seasoning.
Given our loans are typically charged off after 90 days of nonpayment, all cohorts reflect approximately 0% for the first three months in the below chart.

Net Cumulative Lifetime Charge-off Ratios
All Loans

Originations	2012	2013	Q1 2014	Q2 2014	Q3 2014	Q4 2014	Q1 2015
All term loans (in thousands)	$173,246	$455,931	$220,935	$237,730	$297,288	$345,004	$384.703
Weighted average term (months)	9.2	10.0	10.8	10.9	11.5	11.5	11.9
Components of Our Results of Operations
Revenue
Interest Income. We generate revenue primarily through interest and origination fees earned on the term loans we originate and hold to maturity, and to a lesser extent, interest earned on lines of credit. Our interest and origination fee revenue is amortized over the term of the loan using the effective interest method. Origination fees collected but not yet recognized as revenue are netted with direct origination costs and recorded as a component of loans on our condensed consolidated balance sheets and recognized over the term of the loan. Direct origination costs include costs directly attributable to originating a loan, including commissions, vendor costs and personnel costs directly related to the time spent by those individuals performing activities related to loan origination.
Gain on Sales of Loans. In October 2013, we began selling term loans to third-party institutional investors through OnDeck Marketplace. We recognize a gain or loss on the sale of such loans as the difference between the proceeds received from the purchaser and the carrying value of the loan.

Other Revenue. Our other revenue consists of servicing income from loans sold to third-party institutional investors, and marketing fees earned from our issuing bank partner. We treat loans referred to, and funded by, our issuing bank partner and later purchased by us as part of our originations.
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
Funding Costs. Funding costs consist of the interest expense we pay on the debt we incur to fund our lending activities, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining this debt, such as banker fees, origination fees and legal fees. Such costs are expensed immediately upon early extinguishment of the related debt. We expect funding costs to continue to increase in absolute dollars in the near future as we incur additional debt to support future term loan and line of credit originations. In addition, funding costs as a percentage of gross revenue will fluctuate based on the applicable interest rates payable on the debt we incur to fund our lending activities and our OnDeck Marketplace revenue mix. While we will continue to seek to lower our Cost of Funds Rate, an increase in interest rates or access to financing facilities that offer us greater flexibility could result in an increase of our cost of funds. Should our cost of funds continue to decrease, we do not expect that our Cost of Funds Rate will continue to decline as significantly as it has since 2012.
Operating Expense
Operating expense consists of sales and marketing, technology and analytics, processing and servicing, and general and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses and stock-based compensation expense, comprise a significant component of each of these expense categories. We expect our stock-based compensation expense to increase in the future. The number of employees related to these operating expense categories was 444 and 522 at December 31, 2014 and March 31, 2015, respectively. We expect to continue to hire new employees in order to support our growth strategy. All operating expense categories also include an allocation of overhead, such as rent and other overhead, which is based on employee headcount.
Sales and Marketing. Sales and marketing expense consists of salaries and personnel-related costs of our sales and marketing and business development employees, as well as direct marketing and advertising costs, online and offline customer acquisition costs (such as direct mail, paid search and search engine optimization costs), public relations, radio and television advertising, promotional event programs and sponsorships, corporate communications and allocated overhead. We expect our sales and marketing expense to increase in absolute dollars in the foreseeable future as we further increase the number of sales and marketing professionals and increase our marketing activities in order to continue to expand our direct customer acquisition efforts and build our brand. Future sales and marketing expense may include the expense associated with warrants issued to a strategic partner if performance conditions are met as described in Note 8 of Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
Technology and Analytics. Technology and analytics expense consists primarily of the salaries and personnel-related costs of our engineering and product employees as well as our credit and analytics employees who develop our proprietary credit-scoring models. Additional expenses include third-party data acquisition expenses, professional services, consulting costs, expenses related to the development of new products and technologies and maintenance of existing technology assets, amortization of capitalized internal-use software costs related to our technology platform and allocated overhead. We believe continuing to invest in technology is essential to maintaining our competitive position, and we expect these costs to increase in the near term on an absolute basis and as a percentage of gross revenue.
Processing and Servicing. Processing and servicing expense consists primarily of salaries and personnel-related costs of our credit analysis, underwriting, funding, fraud detection, customer service and collections employees. Additional expenses include vendor costs associated with third-party credit checks, lien filing fees and other costs to evaluate, close and fund loans and overhead costs. We anticipate that our processing and servicing expense will increase in absolute dollars as we grow originations but will decline as a percentage of gross revenue over the longer term.
General and Administrative. General and administrative expense consists primarily of salary and personnel-related costs for our executive, finance and accounting, legal and people operations employees. Additional expenses include a provision for the unfunded portion of our lines of credit, consulting and professional fees, insurance, legal, occupancy, travel and other corporate expenses. Subsequent to our initial public offering, these expenses also include costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, directors’ and officers’ liability insurance and increased accounting expenses. We anticipate that our general and administrative expense will increase in absolute dollars as we continue to grow and expand our operations but will decline as a percentage of gross revenue over the longer term.
Other (Expense) Income
Interest Expense. Interest expense consists of interest expense and amortization of deferred debt issuance costs incurred on debt associated with our corporate activities. It does not include interest expense incurred on debt associated with our lending activities.

Warrant Liability Fair Value Adjustment. We issued warrants to purchase shares of our Series E redeemable convertible preferred stock in connection with certain consulting and commercial agreements in 2014. As the warrant holders had the right to demand that their redeemable convertible preferred stock be settled in cash after the passage of time, we recorded the warrants as liabilities on our condensed consolidated balance sheet. The fair values of our redeemable convertible preferred stock warrant liabilities are re-measured at the end of each reporting period and any changes in fair values are recognized in other (expense) income. During 2014, a majority of these warrants were exercised, eliminating the associated warrant liabilities. At the completion of our initial public offering in December 2014, the remaining outstanding warrants were converted into warrants to purchase common stock, which resulted in the reclassification of the warrant liability to additional paid-in-capital, and no further changes in fair value will be recognized in other (expense) income. Future warrant liability fair value adjustment may include adjustments associated with warrants issued to a strategic partner as described in Note 8 of Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

Results of Operations

The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.
Comparison of Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$48,699	86.3%	$26,348	92.2%	$22,351	84.8%
Gain on sales of loans	6,679	11.8	1,343	4.7	5,336	397.3
Other revenue	1,080	1.9	871	3.0	209	24.0
Gross revenue	56,458	100.0	28,562	100.0	27,896	97.7
Cost of revenue:
Provision for loan losses	23,101	40.9	16,579	58.0	6,522	39.3
Funding costs	5,045	8.9	4,640	16.2	405	8.7
Total cost of revenue	28,146	49.9	21,219	74.3	6,927	32.6
Net revenue	28,312	50.1	7,343	25.7	20,969	285.6
Operating expenses:
Sales and marketing	12,675	22.5	6,361	22.3	6,314	99.3
Technology and analytics	8,587	15.2	2,909	10.2	5,678	195.2
Processing and servicing	2,703	4.8	1,609	5.6	1,094	68.0
General and administrative	9,584	17.0	3,392	11.9	6,192	182.5
Total operating expenses	33,549	59.4	14,271	50.0	19,278	135.1
Loss from operations	(5,237)	(9.3)	(6,928)	(24.3)	1,691	(24.4)
Other (expense) income:
Interest expense	(106)	(0.2)	(157)	(0.5)	51	(32.5)
Warrant liability fair value adjustment	—	—	(6,632)	(23.2)	6,632	(100.0)
Total other (expense) income:	(106)	(0.2)	(6,789)	(23.8)	6,683	(98.4)
Loss before provision for income taxes	(5,343)	(9.5)	(13,717)	(48.0)	8,374	(61.0)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(5,343)	(9.5)%	$(13,717)	(48.0)%	$8,374	(61.0)%

Revenue

	Three Months Ended March 31,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$48,699	86.3%	$26,348	92.2%	$22,351	84.8%
Gain on sales of loans	6,679	11.8	1,343	4.7	5,336	397.3
Other revenue	1,080	1.9	871	3.0	209	24.0
Gross revenue	$56,458	100.0%	$28,562	100.0%	$27,896	97.7%

Gross revenue increased by $27.9 million, or 97.7%, from $28.6 million in the first quarter of 2014 to $56.5 million in the first quarter of 2015. This growth was primarily attributable to a $22.4 million, or 84.8%, increase in interest income, which was primarily driven by an increase in the average total loans outstanding. In the first quarter of 2015, our originations increased 83% to $416.0 million compared to the first quarter of 2014 and over the same period, our Average Loans increased 107% to $530.3 million. The percentage increase in Gross Revenue and Average Loans outpaced the percentage increase in originations due primarily to the increase in the average term loan length of new originations resulting in an increase in the amount of principal outstanding for a greater period of time.  As a result of the increase in term length and other factors described under the subheading "Key Factors Affecting Our Performance - Pricing," Effective Interest Yield on loans outstanding declined from 41.2% in the first quarter of 2014 to 36.7% in the first quarter of 2015.
Gain on sales of loans increased by $5.3 million, from $1.3 million in the first quarter of 2014 to $6.7 million in the first quarter of 2015. This increase was primarily attributable to a $62.7 million increase in the sale of term loans through OnDeck Marketplace.
Cost of Revenue

	Three Months Ended March 31,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$23,101	40.9%	$16,579	58.0%	$6,522	39.3%
Funding costs	5,045	8.9	4,640	16.2	405	8.7
Total cost of revenue	$28,146	49.9%	$21,219	74.3%	$6,927	32.6%
Provision for Loan Losses. Provision for loan losses increased by $6.5 million, or 39.3%, from $16.6 million in the first quarter of 2014 to $23.1 million in the first quarter of 2015. The increase in provision for loan losses was primarily attributable to the increase in originations of term loans and lines of credit. This increase was partially offset by the growth in sales of loans through OnDeck Marketplace as a percentage of originations in the first quarter of 2015. Although we recognize revenue on loans over their term, we provide for probable credit losses on the loans at the time they are originated and then adjust periodically based on actual performance and changes in loss expectations. As a result, we believe that our Provision Rate (provision for loan losses divided by the new originations volume of loans held for investment in a period), rather than provision for loan losses as a percentage of gross revenue, provides more useful insight into our operating performance. The Provision Rate decreased from 8.4% in the first quarter of 2014 to 7.2% in the first quarter of 2015. We experienced better credit performance in the later period resulting in a lower Provision Rate, which was partially offset by the impact of higher originations of our line of credit product, the longer average term of loan originations and modest reserve building due to severe winter weather.

Funding Costs. Funding costs increased by $0.4 million, or 8.7%, from $4.6 million in 2014 to $5.0 million in 2015. The increase in funding costs was primarily attributable to the increases in our aggregate outstanding borrowings substantially offset by lower interest rates we pay. Our Average Funding Debt Outstanding during the first quarter of 2015 was $393.2 million as compared to $199.5 million in the first quarter of 2014. As a percentage of gross revenue, funding costs decreased from 16.2% in the first quarter of 2014 to 8.9% in the first quarter of 2015. The decrease in funding costs as a percentage of gross revenue was primarily the result of more favorable interest rates on our debt facilities associated with our lending activities and the growth of OnDeck Marketplace, as loans sold through OnDeck Marketplace do not incur funding costs from our debt facilities. The decrease in funding costs as a percentage of gross revenue can be seen in the decrease in our Cost of Funds Rate which decreased from 9.3% in the first quarter of 2014 to 5.1% in the first quarter of 2015.
Operating Expense
Sales and Marketing

	Three Months Ended March 31,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$12,675	22.5%	$6,361	22.3%	$6,314	99.3%
Sales and marketing expense increased by $6.3 million, or 99.3%, from $6.4 million in the first quarter of 2014 to $12.7 million in the first quarter of 2015. The increase was in part attributable to a $3.9 million increase in direct marketing, general marketing and advertising costs as we expanded our marketing programs to drive increased customer acquisition and brand awareness. In addition, salaries and personnel-related costs increased $2.4 million primarily as a result of an increase in the number of personnel necessary to support our sales and marketing efforts.
Technology and Analytics

	Three Months Ended March 31,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$8,587	15.2%	$2,909	10.2%	$5,678	195.2%
Technology and analytics expense increased by $5.7 million, or 195.2%, from $2.9 million in the first quarter of 2014 to $8.6 million in the first quarter of 2015. The increase was primarily attributable to a $3.7 million increase in salaries and personnel-related costs, as we increased the number of technology personnel developing our platform, as well as analytics personnel to further improve upon algorithms underlying the OnDeck Score. In addition, we incurred a $2 million increase in amortization of capitalized internal-use software costs, investments related to our technology platform and costs to support our larger employee base.
Processing and Servicing

	Three Months Ended March 31,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$2,703	4.8%	$1,609	5.6%	$1,094	68.0%
Processing and servicing expense increased by $1.1 million, or 68.0%, from $1.6 million in the first quarter of 2014 to $2.7 million in the first quarter of 2015. The increase was primarily attributable to a $0.7 million increase in salaries and personnel-related costs, as we increased the number of processing and servicing personnel to support the increased volume of loan applications and approvals and increased loan servicing requirements. In addition, we incurred a $0.4 million increase in third-party processing costs, credit information and filing fees as a result of the increased volume of loan applications and originations in the later period.
General and Administrative

	Three Months Ended March 31,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$9,584	17.0%	$3,392	11.9%	$6,192	182.5%
General and administrative expense increased by $6.2 million, or 182.5%, from $3.4 million in the first quarter of 2014 to $9.6 million in the first quarter of 2015. The increase was primarily attributable to a $2.5 million increase in salaries and personnel-related costs, as we increased the number of general and administrative personnel in the later period to support the growth of our business and to meet the operational needs of a newly public company. We also incurred a $0.4 million charge in the first quarter of 2015 related to the accrual for losses on the unfunded portion of our lines of credit, due to the growth of that product. Furthermore, we incurred a $1.7 million increase in legal, insurance, accounting, and consulting services in the first quarter of 2015, mainly due to the additional costs of operating as a public company. In addition, we experienced an increase of $1.6 million in other miscellaneous expenses resulting primarily from increases in bank fees, a loss on foreign currency transactions and increases in travel and entertainment expense.
Liquidity and Capital Resources
Sources of Liquidity
Prior to our initial public offering, we funded our lending activities and operations primarily through private placements of redeemable convertible preferred stock, issuances of debt facilities, cash from operating activities and, beginning in October 2013, the sale of term loans to third-party institutional investors through OnDeck Marketplace.
Our IPO in December 2014 resulted in proceeds to us of $210.0 million, net of underwriting discounts, commissions and offering expenses. As of March 31, 2015, we had cash and cash equivalents of $168.2 million and had the ability to borrow up to an additional $109.0 million under our current funding and corporate debt facilities, subject to various borrowing conditions and limitations.
Preferred Equity Financings
Since inception, we raised $182.9 million from the sale of redeemable convertible preferred stock to third parties, including $77.0 million in our Series E financing in February 2014. The funds received from the issuance of our Series E redeemable convertible preferred stock were our primary source of capital for operating expenditures in 2014. We also used a portion of this capital to finance a small percentage of the loan volume we originate.

Current Debt Facilities
The following table summarizes our current debt facilities available, subject to borrowing conditions, for funding our lending activities and our operating expenditures as of March 31, 2015:

Description	Maturity Date	Weighted Average Interest Rate	Maximum Borrowing Capacity	Principal Outstanding
			(in millions)
Funding debt:
OnDeck Asset Securitization Trust LLC	May 2018	3.4%	$175.0	$175.0
OnDeck Account Receivables Trust 2013-1 LLC	September 2016	3.7%	167.6	99.1
On Deck Asset Company, LLC	October 2016	8.4%	50.0	29.5
On Deck Asset Pool, LLC	August 2016	5.0%	75.0	75.0
Small Business Asset Fund 2009 LLC	Various(1)	7.6%	16.3	16.3
Partner Synthetic Participation	Various(2)	Various	3.5	3.5
Total funding debt			$487.4	$398.4
Corporate debt:
On Deck Capital, Inc.	October 2015	4.5%	$20.0	$—
_________________________

(1)	Maturity dates range from June 2015 through March 2017

(2)	Maturity dates range from April 2015 through March 2017
While the lenders under our corporate debt facility and holders of Partner Synthetic Participation have direct recourse to us as the borrower thereunder, lenders to our subsidiaries do not have direct recourse to us.
OnDeck Marketplace
Our OnDeck Marketplace is our proprietary whole loan sale platform that allows participating third-party institutional investors to directly purchase small business loans from us. Pursuant to a whole loan purchase agreement, each OnDeck Marketplace participant commits to purchase, on what is known as a forward flow basis, a pre-determined dollar amount of loans that satisfy certain eligibility criteria. The loans are sold to the participant at a pre-determined purchase price above par. We recognize a gain or loss from OnDeck Marketplace loans when sold. The loan sales typically occur within five days after loan origination and are usually conducted daily. We currently act as servicer in exchange for a servicing fee with respect to the loans purchased by the applicable OnDeck Marketplace participant. We expect to continue to add third-party institutional investors who purchase loans through our OnDeck Marketplace as well as increase the amount of loans made available for purchase to our existing investors, growing the OnDeck Marketplace business.
Cash and Cash Equivalents, Loans (Net of Allowance for Loan Losses), and Cash Flows
The following table summarizes our cash and cash equivalents, loans (net of ALLL) and cash flows:

	As of and for the Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash and cash equivalents	$168,202	$22,108
Loans, net of allowance for loan losses	$499,626	$261,844
Cash provided by (used in):
Operating activities	$28,173	$14,737
Investing activities	$(76,980)	$(84,970)
Financing activities	$(3,424)	$87,671

Our cash and cash equivalents at March 31, 2015 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents including proceeds from our IPO to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Cash Flows
Operating Activities
For the three months ended March 31, 2015, net cash provided by our operating activities was $28.2 million, which was primarily the result of our cash received from our customers including interest payments as well as the gain on sale of our loans totaling approximately $65.7 million, less the amount of cash we utilized to pay our operating expenses of approximately $31.9 million and $4.2 million we used to pay the interest on our debt (both funding and corporate). During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $2.3 million.
For the three months ended March 31, 2014, net cash provided by our operating activities was $14.7 million, which was primarily the result of our cash received from our customers including interest payments as well as the gain on sale of our loans totaling approximately $34.1 million, less the amount of cash we utilized to pay our operating expenses of approximately $14.0 million and $4.1 million we used to pay the interest on our debt (both funding and corporate). During that same period, accounts payable and accrued expenses and other liabilities decreased by approximately $0.2 million.
Investing Activities
Our investing activities have consisted primarily of funding our term loan and line of credit originations including payment of associated direct costs and receipt of associated fees offset by customer repayments of term loans and lines of credit purchases of property, equipment and software, capitalized internal-use software development costs, proceeds from the sale of term loans which were not specifically identified at origination through OnDeck Marketplace and changes in restricted cash. Purchases of property, equipment and software and capitalized internal-use software development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our internal-use technology.

For the three months ended March 31, 2015, net cash used to fund our investing activities was $77.0 million, and consisted primarily of $68.5 million of loan originations in excess of loan repayments received, $9.2 million of origination costs paid in excess of fees collected and $2.7 million for the purchase of property, equipment and software and capitalized internal-use software development costs. We also restricted less cash as collateral for financing arrangements, resulting in a $3.4 million increase in unrestricted cash during the year.

For the three months ended March 31, 2014, net cash used to fund our investing activities was $85.0 million, and consisted primarily of $72.5 million of loan originations in excess of loan repayments received, $8.5 million of origination costs paid in excess of fees collected and $2.0 million for the purchase of property, equipment and software and capitalized internal-use software development costs. We also restricted more cash as collateral for financing arrangements, resulting in a $2.0 million decrease in unrestricted cash during the year.
Financing Activities
Our financing activities have consisted primarily of the issuance of common stock and redeemable convertible preferred stock and net borrowings from our revolving debt facilities.
For the three months ended March 31, 2015, net cash used to fund our financing activities was $3.4 million and consisted primarily of $1.5 million in net repayments on our revolving debt facilities and $1.8 million of payments of initial public offering costs. Borrowings from our funding facilities decreased from the prior year period due to growth of OnDeck Marketplace and our use of available cash from our IPO, which permitted us to fund more loans without drawing corresponding debt, thereby reducing interest expense.
For the three months ended March 31, 2014, net cash provided by our financing activities was $87.7 million and consisted primarily of $10.5 million in net borrowings from our revolving debt facilities, primarily associated with the increase in loan originations during the year, and $77.0 million in net proceeds from the issuance of redeemable convertible preferred stock.

Operating and Capital Expenditure Requirements
We believe that our existing cash balances, the cash flows provided by our operations and the available borrowing capacity under our revolving lines of credit will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. If we should require additional liquidity, we will seek additional equity or debt financing. The sale of equity may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all.
Contractual Obligations

Other than as described below, there have been other no material changes in our commitments under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

In March 2015, we amended the lease of our New York City corporate headquarters to extend the lease and rent additional space. We will occupy the additional space incrementally, as it becomes available, at which time we will incur a proportionate amount of additional rent payments. The dates the additional space will be available are uncertain as they are dependent upon the departure of current occupants and the landlord’s ability to prepare the space.  Upon the completion of delivery of all additional space, our additional monthly fixed rent payment will be approximately $0.4 million, subject to certain scheduled increases. The amended lease also provides for rent credits aggregating $3.6 million and a tenant improvement allowance not to exceed $5.8 million. The lease will terminate ten years and ten months after the delivery of certain portions of the additional space.

Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recently Issued Accounting Pronouncements and JOBS Act Election

Refer to Note 2, Summary of Significant Accounting Policies, contained in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this report for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial conditions.

Under the JOBS Act, we meet the definition of an “emerging growth company.” We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level to ensure information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information required to be disclosed by us in our reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time we are subject to legal proceedings and claims in the ordinary course of business. The results of such matters cannot be predicted with certainty. However, we believe that the final outcome of any such current matters will not result in a material adverse effect on our consolidated financial condition, consolidated results of operations or consolidated cash flows.

Item 1A.	Risk Factors
For a discussion of certain risk factors affecting us, see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014; and "Cautionary Note Regarding Forward-Looking Statements" in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 17, 2014 pursuant to Rule 424(b)(4). During the quarter ended March 31, 2015 (the period covered by this report), pending their application, the net proceeds from our IPO were maintained as described in our final prospectus.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Deck Capital, Inc.

/s/ Howard Katzenberg
Howard Katzenberg Chief Financial Officer (Principal Financial Officer)
Date: May 12, 2015

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia Senior Vice President (Principal Accounting Officer)
Date: May 12, 2015

Exhibit Index

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.2	12/22/2014
3.2	Amended and Restated Bylaws	8-K	3.2	12/22/2014
4.1	Form of common stock certificate.	S-1	4.1	11/10/2014
4.2	Ninth Amended and Restated Investors’ Rights Agreement, dated March 13, 2014, by and among the Registrant and certain of its stockholders.	S-1	4.2	11/10/2014
4.3	Form of warrant to purchase Series E preferred stock.	S-1	4.5	11/10/2014
4.4	Form of warrant to purchase common stock.	S-1	4.6	11/10/2014
10.1	Lease Modification Agreement, dated March 3, 2015, by and between the Company and ESRT 1400 Broadway, L.P.	10-K	10.21	3/10/2014
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by President and Chief Financial Officer.	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Financial Officer.	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.