Form 10-Q
period 2015-06-30
On Deck Capital Inc
filed 2015-08-11
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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
The number of shares of the registrant’s common stock outstanding as of July 31, 2015 was 69,587,381.

On Deck Capital, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$179,692	$220,433
Restricted cash	28,267	29,448
Loans	513,919	504,107
Less: Allowance for loan losses	(53,052)	(49,804)
Loans, net of allowance for loan losses	460,867	454,303
Loans held for sale	13,317	1,523
Deferred debt issuance costs	5,175	5,374
Property, equipment and software, net	17,494	13,929
Other assets	13,491	4,622
Total assets	$718,303	$729,632
Liabilities and equity
Liabilities:
Accounts payable	$5,743	$4,360
Interest payable	663	819
Funding debt	368,382	387,928
Corporate debt	—	12,000
Accrued expenses and other liabilities	22,670	13,920
Total liabilities	397,458	419,027
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 69,525,505 and 69,031,719 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	363	360
Treasury stock—at cost	(5,843)	(5,656)
Additional paid-in capital	447,042	442,969
Accumulated deficit	(127,384)	(127,068)
Total On Deck Capital, Inc.'s stockholders’ equity	314,178	310,605
Noncontrolling interest	6,667	—
Total equity	320,845	310,605
Total liabilities and equity	$718,303	$729,632
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Interest income	$50,248	$32,864	$98,947	$59,212
Gain on sales of loans	11,710	1,584	18,389	2,927
Other revenue	1,354	1,054	2,434	1,925
Gross revenue	63,312	35,502	119,770	64,064
Cost of revenue:
Provision for loan losses	15,526	13,073	38,626	29,652
Funding costs	4,771	3,801	9,816	8,441
Total cost of revenue	20,297	16,874	48,442	38,093
Net revenue	43,015	18,628	71,328	25,971
Operating expense:
Sales and marketing	14,981	7,113	27,656	13,474
Technology and analytics	10,206	3,799	18,794	6,708
Processing and servicing	3,015	2,084	5,717	3,693
General and administrative	9,991	4,434	19,576	7,826
Total operating expense	38,193	17,430	71,743	31,701
Income (loss) from operations	4,822	1,198	(415)	(5,730)
Other expense:
Interest expense	(74)	(62)	(180)	(219)
Warrant liability fair value adjustment	—	(2,190)	—	(8,822)
Total other expense	(74)	(2,252)	(180)	(9,041)
Income (loss) before provision for income taxes	4,748	(1,054)	(595)	(14,771)
Provision for income taxes	—	—	—	—
Net income (loss)	4,748	(1,054)	(595)	(14,771)
Accretion of dividends on redeemable convertible preferred stock	—	(3,596)	—	(6,200)
Net loss attributable to noncontrolling interest	232	—	232	—
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$4,980	$(4,650)	$(363)	$(20,971)
Net income (loss) per share attributable to On Deck Capital, Inc. common stockholders:
Basic	$0.07	$(0.88)	$(0.01)	$(4.21)
Diluted	$0.07	$(0.88)	$(0.01)	$(4.21)
Weighted-average common shares outstanding:
Basic	69,479,737	5,262,317	69,366,278	4,983,554
Diluted	75,680,290	5,262,317	69,366,278	4,983,554

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(595)	$(14,771)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	38,626	29,652
Depreciation and amortization	2,943	1,755
Amortization of debt issuance costs	1,332	1,482
Stock-based compensation	4,358	637
Warrant liability fair value adjustment	—	8,826
Amortization of net deferred origination costs	18,317	12,322
Gain on sales of loans	(18,389)	(2,927)
Provision for unfunded loan commitment	807	71
Common stock warrant issuance	—	64
Gain on extinguishment of debt	(48)	—
Changes in operating assets and liabilities:
Other assets	(8,823)	(941)
Accounts payable	2,946	512
Interest payable	(156)	(530)
Accrued expenses and other liabilities	7,352	1,437
Originations of loans held for sale	(196,119)	(53,677)
Payments of net deferred origination costs of loans held for sale	(7,954)	(3,317)
Proceeds from sale of loans held for sale	204,025	59,648
Repayments of term loans held for sale	1,664	591
Net cash provided by operating activities	50,286	40,834
Cash flows from investing activities
Change in restricted cash	1,179	(165)
Purchases of property, equipment and software	(3,896)	(4,813)
Capitalized internal-use software	(2,254)	(1,248)
Originations of term loans and lines of credit, excluding rollovers into new originations	(511,726)	(359,793)
Proceeds from sale of loans held for investment	58,901	—
Payments of net deferred origination costs	(17,332)	(15,628)
Principal repayments of term loans and lines of credit	411,628	219,749
Net cash used in investing activities	(63,500)	(161,898)
Cash flows from financing activities
Proceeds from exercise of stock options	187	355
Payments of initial public offering costs	(1,845)	—
Purchase of shares for treasury	(184)	—
Investment by noncontrolling interest	7,069	—
Proceeds from the issuance of redeemable convertible preferred stock	—	77,000
Proceeds from the issuance of funding debt	110,728	340,926
Payments of debt issuance costs	(1,133)	(3,993)
Repayment of funding debt principal	(130,226)	(266,911)

	Six Months Ended June 30,
	2015	2014
Repayment of corporate debt principal	(12,000)	(12,000)
Net cash (used in) provided by financing activities	(27,404)	135,377
Effect of exchange rate changes on cash and cash equivalents	(123)	—
Net increase (decrease) in cash and cash equivalents	(40,741)	14,313
Cash and cash equivalents at beginning of period	220,433	4,670
Cash and cash equivalents at end of period	$179,692	$18,983
Supplemental disclosure of other cash flow information
Cash paid for interest	$8,087	$7,493
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$360	$73
Unpaid principal balance of term loans rolled into new originations	$127,174	$61,947
Accretion of dividends on redeemable convertible preferred stock	$—	$6,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
On Deck Capital, Inc.’s principal activity is providing financing products to small businesses located throughout the United States and Canada, including term loans and lines of credit. We use technology and analytics to aggregate data about a business and then quickly and efficiently analyze the creditworthiness of the business using our proprietary credit scoring model.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") as contained in the Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (“ASC”) for interim financial information. All intercompany transactions and accounts have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the full year or the results for any future periods. We have reclassified certain prior-period amounts to conform to the current period’s presentation. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, including the related notes, and the other information contained in our Annual Report on Form 10-K for the year ended December 31, 2014. When used in these notes to condensed consolidated financial statements, the terms "we," "us," "our" or similar terms refers to On Deck Capital, Inc. and its consolidated subsidiaries.
During the six months ended June 30, 2015, we acquired a 55% interest in On Deck Capital Australia PTY LTD ("OnDeck Australia") with the remaining 45% owned by non-affiliated parties. We consolidate the financial position and results of operations of OnDeck Australia. The noncontrolling interest, which is presented as a separate component of our consolidated equity, represents the minority owners' proportionate share of the equity of the jointly owned entity. The noncontrolling interest is adjusted for the minority owners' share of the earnings, losses, investments and distributions.
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
Loans and Loans Held for Sale
Loans
We originate term loans and lines of credit (collectively, “loans”) that are generally short term in nature and require daily or weekly repayments. We have both the ability and intent to hold these loans to maturity. When we originate a term loan, the borrower grants us a security interest in its assets. We may or may not perfect our security interest by publicly filing a financing statement. Loans are carried at amortized cost, reduced by a valuation allowance for loan losses estimated as of the balance sheet dates. In accordance with ASC Subtopic 310-20, Nonrefundable Fees and Other Costs, the amortized cost of a loan is equal to the unpaid principal balance, plus net deferred origination costs. Net deferred origination costs are comprised of certain direct origination costs, net of all loan origination fees received. Loan origination fees include fees charged to the borrower related to origination that increase the loan’s effective interest yield. Direct origination costs in excess of loan origination fees received are included in the loan balance and amortized over the term of the loan using the effective interest method. Loan origination costs are limited to direct costs attributable to originating a loan, including commissions and personnel costs directly related to the time spent by those individuals performing activities related to loan origination. Additionally, when a term loan is originated in conjunction with the extinguishment of a previously issued term loan, we determine whether this is a new loan or a modification to an existing loan in accordance with ASC 310-20. If accounted for as a new loan, any remaining unamortized net deferred costs are recognized when the new loan is originated. If accounted for as a modification, any remaining unamortized net deferred costs are amortized over the life of the modified loan.
Loans Held for Sale

OnDeck Marketplace® is a program whereby we originate and sell certain term loans to third-party institutional investors and retain servicing rights. We sell these whole loans to purchasers in exchange for a cash payment. A portion of our loans are originated for the purpose of being sold through Marketplace. These whole loans are initially classified as held for sale within a short period of time from the initial funding when the whole loan is identified for sale and a plan exists for the sale. From time to time we may reclassify certain loans from held for investment to held for sale. Loans held for sale, inclusive of net deferred origination costs, are recorded at the lower of cost or market until the loans are sold.
Because we continue to service the loans we sell, we evaluate whether a servicing asset or liability has been incurred. We estimate the fair value of the loan servicing asset or liability considering the contractual servicing fee revenue, adequate compensation for our servicing obligation, the non-delinquent principal balances of loans and projected servicing revenues over the remaining lives of the loans. As of June 30, 2015 and December 31, 2014, we serviced term loans we sold with remaining unpaid principal of $202.6 million and $79.7 million, respectively, and determined any servicing asset to be immaterial. During the three months ended June 30, 2015 and 2014 we sold through Marketplace loans with an unpaid principal balance of $143.0 million and $24.0 million, respectively, and during the six months ended June 30, 2015 and 2014 we sold loans with an unpaid principal balance of $235.1 million and $53.3 million, respectively.
Allowance for Loan Losses
The allowance for loan losses (“ALLL”) is established through periodic charges to the provision for loan losses. Loan losses are charged against the ALLL when we believe that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL.
We evaluate the creditworthiness of our portfolio on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk characteristics and diversification among variables including industry and geography. We use a proprietary forecast loss rate at origination for new loans that have not had the opportunity to make payments when they are first funded. The forecasted loss rate is updated daily to reflect actual loan performance, and the underlying ALLL model is updated monthly to reflect our assumptions. The allowance is subjective as it requires material estimates, including such factors as historical trends, known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. Other qualitative factors considered may include items such as uncertainties in forecasting and modeling techniques, changes in portfolio composition, seasonality, business conditions and emerging trends. Recovery of the carrying value of loans is dependent to a great extent on conditions that may be beyond our control. Any combination of the aforementioned factors may adversely affect our loan portfolio resulting in increased delinquencies and loan losses and could require additional provisions for credit losses, which could impact future periods. In our opinion, we have provided adequate allowances to absorb probable credit losses inherent in our loan portfolio based on available and relevant information affecting the loan portfolio at each balance sheet date.
Accrual for Unfunded Loan Commitments and Off-Balance Sheet Credit Exposures
For our line of credit product we estimate probable losses on unfunded loan commitments similarly to the ALLL process and include the calculated amount in accrued expenses and other liabilities. We believe the accrual for unfunded loan commitments is sufficient to absorb estimated probable losses related to these unfunded credit commitments. The determination of the adequacy of the accrual is based on evaluations of the unfunded credit commitments, including an assessment of the probability of commitment usage, credit risk factors for lines of credit outstanding to these customers and the terms and expiration dates of the unfunded credit commitments. As of June 30, 2015 and December 31, 2014, our off-balance sheet credit exposure related to the undrawn line of credit balances was $50.6 million and $28.7 million, respectively. The related accrual for unfunded loan commitments was $2.1 million and $1.3 million as of June 30, 2015 and December 31, 2014, respectively. Net adjustments to the accrual for unfunded loan commitments are included in general and administrative expenses.
Accrual for Third-Party Representations
We have made certain representations to third parties that purchase loans through OnDeck Marketplace. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the loans, such as fraudulent loan repurchase obligations or excess loss indemnification obligations, would be accrued if probable and estimable in accordance with ASC 450, Contingencies. There are no restricted assets related to these agreements. As of June 30, 2015 and December 31, 2014, we have not incurred any significant losses and or material liability for probable obligations requiring accrual.
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
For the three and six months ended June 30, 2015 and 2014, all sales met the requirements for sale treatment under the guidance for ASC Topic 860, Transfers and Servicing. We record the gain or loss on the sale of a loan at the sale date in an amount equal to the proceeds received less outstanding principal and net deferred origination costs.
Other Revenue
We retain servicing rights on sold loans and recognize servicing revenue for servicing sold loans as a component of other revenue. For the three months ended June 30, 2015 and 2014 we earned $0.9 million and $0.2 million of servicing revenue, respectively. For the six months ended June 30, 2015 and 2014 we earned $1.4 million and $0.4 million of servicing revenue, respectively. In accordance with ASC Topic 860, Transfers and Servicing, we have recognized an immaterial servicing asset. Other revenue also includes marketing fees earned from our issuing bank partner, which are recognized as the related services are provided, and monthly fees charged to customers for our line of credit products.
Stock-Based Compensation
In accordance with ASC Topic 718, Compensation—Stock Compensation, all stock-based compensation made to employees is measured based on the grant-date fair value of the awards and recognized as compensation expense on a straight-line basis over the period during which the option holder is required to perform services in exchange for the award (the vesting period). We use the Black-Scholes-Merton Option Pricing Model to estimate the fair value of stock options. The use of the option valuation model requires subjective assumptions, including the fair value of our common stock, the expected term of the option and the expected stock price volatility, which is based on our stock as well as our peer companies. We issue restricted stock units ("RSUs") to employees and directors, which are measured based on the fair values of the underlying stock on the dates of grant. Additionally, the recognition of stock-based compensation expense requires an estimation of the number of options and RSUs that will ultimately vest and the number of options and RSUs that will ultimately be forfeited. Estimated forfeitures are subsequently adjusted to reflect actual forfeiture.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue Recognition, which creates ASC 606, Revenue from Contracts with Customers, and supersedes ASC 605, Revenue Recognition. ASU 2014-09 requires revenue to be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services as described in ASU 2014-09. In July of 2015, the FASB voted to defer the effective date of the new revenue standard by one year. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of December 15, 2016. We are currently in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC 835-30, Interest - Imputation of Interest. ASU 2015-03 requires entities to change the presentation of debt issuance costs in the financial statements. Under the ASU, an entity will be required to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. This accounting standard is effective beginning January 1, 2017. We are currently assessing the impact this accounting standard will have on our consolidated financial statements.
3. Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per common share is calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$4,748	$(1,054)	$(595)	$(14,771)
Less: net loss attributable to noncontrolling interest	232	—	232	—
Less: Accretion of dividends on redeemable convertible preferred stock	—	(3,596)	—	(6,200)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$4,980	$(4,650)	$(363)	$(20,971)
Denominator:
Weighted-average common shares outstanding:
Basic	69,479,737	5,262,317	69,366,278	4,983,554
Weighted average effect of dilutive securities:
Stock options	5,819,581	—	—	—
Restricted stock and RSUs	40,032	—	—	—
Employee stock purchase program	58,776	—	—	—
Warrants to purchase common stock	282,164	—	—	—
Diluted weighted-average common shares outstanding	75,680,290	5,262,317	69,366,278	4,983,554
Net income (loss) attributable to On Deck Capital, Inc. common stockholders per common share:
Basic	$0.07	$(0.88)	$(0.01)	$(4.21)
Diluted	$0.07	$(0.88)	$(0.01)	$(4.21)

Diluted loss per common share is the same as basic loss per common share for all loss periods presented because the effects of potentially dilutive items were anti-dilutive given our net losses in those periods. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Anti-Dilutive Common Share Equivalents
Redeemable convertible preferred stock:
Series A	—	4,438,662	—	4,438,662
Series B	—	10,755,262	—	10,755,262
Series C	—	9,735,538	—	9,735,538
Series C-1	—	1,701,112	—	1,701,112
Series D	—	14,467,756	—	14,467,756
Series E	—	5,234,546	—	5,234,546
Warrants to purchase redeemable convertible preferred stock	—	1,423,768	—	1,423,768
Warrants to purchase common stock	22,000	4,077,066	2,516,288	4,077,066
Restricted stock units and restricted stock	351,737	—	555,666	—
Stock options	1,125,043	8,179,788	9,911,822	8,179,788
Total anti-dilutive common share equivalents	1,498,780	60,013,498	12,983,776	60,013,498

The weighted-average exercise price for warrants to purchase common stock was $9.51 as of June 30, 2015 and December 31, 2014. For the three months ended June 30, 2015 a warrant to purchase 2,206,496 of shares of common stock was excluded from diluted weighted-average shares outstanding and anti-dilutive common share equivalents as performance conditions had not been met.
4. Loans, Allowance for Loan Losses and Loans Held for Sale
Loans consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Term loans	$461,657	$466,386
Lines of credit	41,731	24,177
Total unpaid principal balance	503,388	490,563
Net deferred origination costs	10,531	13,544
Total loans	$513,919	$504,107

The activity in the allowance for loan losses for the three and six months ended June 30, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance - beginning of period	$56,795	$27,723	$49,804	$19,443
Provision for loan losses	15,526	13,073	38,626	29,652
Loans charged off	(21,155)	(9,382)	(39,014)	(18,059)
Recoveries of loans previously charged off	1,886	486	3,636	864
Allowance for loan losses - end of period	$53,052	$31,900	$53,052	$31,900

We originate most of the loans in our portfolio and also purchase loans from an issuing bank partner. During the three months ended June 30, 2015 and 2014 we purchased loans in the amount of $48.8 million and $40.4 million, respectively. During the six months ended June 30, 2015 and 2014 we purchased loans in the amount of $103.4 million and $74.4 million, respectively.
We sell previously charged-off loans to a third-party debt collector. The proceeds from these sales are recorded as a component of the recoveries of loans previously charged-off. For the three months ended June 30, 2015 and 2014, previously charged-off loans sold accounted for $1.3 million and $0.3 million of recoveries of loans previously charged-off, respectively. For the six months ended June 30, 2015 and 2014, previously charged-off loans sold accounted for $2.8 million and $0.6 million of recoveries of loans previously charged-off, respectively.
The following table illustrates the unpaid principal balance of loans related to non-delinquent, paying and non-paying delinquent loans as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Non-delinquent loans	$440,841	$430,689
Delinquent: paying (accrual status)	41,794	40,049
Delinquent: non-paying (non-accrual status)	20,753	19,825
Total	$503,388	$490,563
The balance of the allowance for loan losses for non-delinquent loans was $22.0 million and $20.5 million as of June 30, 2015 and December 31, 2014, respectively, while the balance of the allowance for loan losses for delinquent loans was $31.1 million and $29.3 million as of June 30, 2015 and December 31, 2014, respectively.
The following table shows an aging analysis of the unpaid principal balance of loans by delinquency status as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
By delinquency status:
Non-delinquent loans	$440,841	$430,689
1-14 calendar days past due	22,215	23,954
15-29 calendar days past due	8,491	9,462
30-59 calendar days past due	9,910	10,707
60-89 calendar days past due	9,819	7,724
90 + calendar days past due	12,112	8,027
Total unpaid principal balance	$503,388	$490,563
5. Debt
The following table summarizes our outstanding debt as of June 30, 2015 and December 31, 2014:

Description	Type	Maturity Date	Interest Rates at June 30, 2015	June 30, 2015	December 31, 2014
				(in thousands)
Funding Debt:
ODAST Agreement	Securitization Facility	May 2018	3.4%	$174,976	$174,972
ODART Agreement	Revolving	September 2016	3.7%	86,732	105,598
ODAC Agreement	Revolving	May 2017	8.4%	18,782	32,733
ODAP Agreement	Revolving	August 2016	5.0%	22,727	56,686
PORT Agreement	Revolving	June 2017	2.4%	15,011	—
RAOD Agreement	Revolving	May 2017	3.2%	28,209	—
SBAF Agreement	Revolving	Various (1)	7.4%	16,921	16,740
Partner Synthetic Participations	Term	Various (2)	Various	5,024	1,199
				368,382	387,928
Corporate Debt:
Square 1 Agreement	Revolving	October 2015	4.5%	—	12,000
				$368,382	$399,928
  ___________

(1)	Maturity dates range from July 2015 through May 2017

(2)	Maturity dates range from July 2015 through June 2017

On May 22, 2015, through a wholly-owned bankruptcy remote subsidiary, we entered into a $50 million revolving line of credit with SunTrust Bank ("RAOD Agreement"). The facility bears interest at LIBOR plus 3.00%, and matures in May 2017.

On May 22, 2015 an amendment was made to the ODAC Agreement extending the date of maturity from October 2016 to May 2017. In addition to other changes, this facility is now exclusively for the use of financing our line of credit product.

On June 12, 2015, through a wholly-owned bankruptcy remote subsidiary, we entered into a $100 million revolving line of credit with Bank of America, N.A. ("PORT Agreement"). The facility bears interest at LIBOR plus 2.25%, and matures in June 2017.
6. Redeemable Convertible Preferred Stock

The following table presents a summary of activity for the preferred stock issued and outstanding for the six months ended June 30, 2014 (in thousands):

	Series A	Series B	Series C	Series C-1	Series D	Series E	Total Amount
Balance, January 1, 2014	$2,559	$22,918	$24,749	$5,401	$62,716	$—	$118,343
Issuance of preferred stock	—	—	—	—	—	77,000	77,000
Accretion of dividends on preferred stock	65	634	818	188	2,407	2,088	6,200
Balance, June 30, 2014	$2,624	$23,552	$25,567	$5,589	$65,123	$79,088	$201,543

All redeemable convertible preferred stock automatically converted into shares of common stock upon close of our initial public offering in December 2014. As of June 30, 2015 we had no redeemable convertible preferred stock outstanding.
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
We have not incurred any income tax during the three and six months ended June 30, 2015 and 2014 due to one or more of the following reasons:
• the book losses incurred during those periods;
• the anticipated and known book losses for years ended December 31, 2015 and 2014, respectively, or;

•	the significant deferred tax assets available for application should permanent and temporary differences from book income yield taxable income.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical losses and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will not realize the benefits of these deductible differences in the foreseeable future. Therefore, we have recorded a full valuation allowance against our net deferred tax asset.
8. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following table presents the changes in the Level 3 instruments measured at fair value on a recurring basis for the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Warrant liability balance - beginning of period	$11,078	$4,446
Issuance of warrants at fair value	4	4
Change in fair value	2,190	8,822
Warrant liability balance - end of period	$13,272	$13,272

The warrant liability is classified within Level 3 due to the liability being valued using significant unobservable inputs. Fair value of these warrants is based on a valuation of our common stock. As the valuation of our common stock was determined prior to our initial public offering, we used a combination of the inputs including option pricing models, secondary transactions with third-party investors and an initial public offering scenario to determine the valuation of our common stock.

A hypothetical increase or decrease in assumed asset volatility of 10% in the option pricing model would result in an immaterial impact to the fair value of the warrants as of June 30, 2014. In the unaudited consolidated statements of operations, changes in fair value are included in warrant liability fair value adjustment.

For the three and six months ended June 30, 2015 we did not hold any material Level 3 instruments measured at fair value on a recurring basis.
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
9. Stock-Based Compensation
The following table summarizes the assumptions used for estimating the fair value of stock options granted during the six months ended June 30, 2015:

Six Months Ended June 30, 2015
Risk-free interest rate	1.65 - 2.13%
Expected term (years)	5.51 - 6.04
Expected volatility	44.00 - 46.51%
Dividend yield	0%
Weighted-average grant date fair value per share option	$8.27

The following is a summary of option activity during the six months ended June 30, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2015	10,371,472	$4.59
Granted	310,043	$18.73
Exercised	(476,231)	$1.18
Forfeited	(278,638)	$5.90
Expired	(14,824)	$0.97
Outstanding at June 30, 2015	9,911,822	$5.16	8.04	$67,820
Exercisable at June 30, 2015	3,769,311	$1.16	7.10	$39,645
Vested or expected to vest as of June 30, 2015	9,431,273	$4.95	8.05	$65,494
Stock-based compensation expense was attributed to the following line items in our accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales and marketing	$594	$111	$1,168	$157
Technology and analytics	504	99	941	148
Processing and servicing	156	42	303	61
General and administrative	1,062	152	1,946	271
Total	$2,316	$404	$4,358	$637
Total compensation cost related to nonvested awards not yet recognized as of June 30, 2015 was $19.0 million and will be recognized over a weighted-average period of approximately 3.01 years. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2015 was $1.7 million and $7.8 million, respectively.

10. Commitments and Contingencies

Commitments

In March 2015 we amended the lease of our New York City corporate headquarters to extend the lease and rent additional space. We will occupy the additional space incrementally, as it becomes available, at which time we will incur a proportionate amount of additional rent payments. The dates the additional space will be available are uncertain as they are dependent upon the departure of current occupants and the landlord’s ability to prepare the space.  Upon the completion of delivery of all additional space, our additional average monthly fixed rent payment will be approximately $0.4 million. The amended lease also provides for rent credits aggregating $3.6 million and a tenant improvement allowance not to exceed $5.8 million. The lease will terminate ten years and ten months after the delivery of certain portions of the additional space.
In April 2015, we provided notice of termination to the landlord of our current office space in Denver, Colorado resulting in a termination fee of $0.4 million which is included in general and administrative expense for the three months ended June 30, 2015. The lease is scheduled to expire in January 2016.
In June 2015, we entered into a sublease in Denver, Colorado (the "New Denver Lease") as the subtenant. The New Denver Lease is for approximately 72,000 square feet with an average monthly fixed rent payment of approximately $144,000. The New Denver Lease also provides for a tenant improvement allowance not to exceed $2.6 million. The lease has a term of 124 months after the commencement date.

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
Contingencies
Two separate putative class actions were filed in August 2015  in the United States District Court for the Southern District of New York against us, certain of our executive officers, our directors and certain or all of the underwriters of our initial public offering, or IPO.  The suits allege that the registration statement for our IPO contained materially false and misleading statements regarding, or failed to disclose, specified information in violation of the Securities Act of 1933, as amended.   The suits seek a determination that the case is a proper class action and/or certification of the plaintiff as a class representative, rescission or a rescissory measure of damages and/or unspecified damages, interest, attorneys’ fees and other fees and costs.  The Company intends to defend itself vigorously in these matters, although at this time we cannot predict the outcome.
 From time to time we are subject to other legal proceedings and claims in the ordinary course of business. The results of such matters cannot be predicted with certainty. However, we believe that the final outcome of any such current matters will not result in a material adverse effect on our consolidated financial condition, consolidated results of operations or consolidated cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other legal authority. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, objectives, plans and current expectations.
Forward-looking statements appear throughout this report including in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements can generally be identified by words such as “will,” “enables,” “expects,” “allows,” “continues,” “believes,” “anticipates,” “estimates” or similar expressions.
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
Important factors that could cause or contribute to such differences include risks relating to: our ability to attract potential customers to our platform; the degree to which potential customers apply for loans, are approved and borrow from us; anticipated trends, growth rates, sources of growth and challenges in our business and in the markets in which we operate; the ability of our customers to repay loans and our ability to accurately assess creditworthiness; our ability to adequately reserve for loan losses; the continuing impact of our implementation of certain additional compliance measures related to our funding advisor channel; changes in our product distribution channel mix or our funding mix; our ability to anticipate market needs and develop new and enhanced offerings to meet those needs; interest rates and origination fees on loans; maintaining and expanding our customer base; the impact of competition in our industry and innovation by our competitors; our anticipated growth and growth strategies, including the possible introduction of new products and possible expansion in existing or new international markets, and our ability to effectively manage that growth and our expenses; our reputation and possible adverse publicity about us or our industry; the availability, cost and sources of our funding; our failure to anticipate or adapt to future changes in our industry; our ability to hire and retain necessary qualified employees; the lack of customer acceptance or failure of our products; our reliance on our third-party service providers; the evolution of technology affecting our offerings and our markets; our compliance with applicable local, state and federal laws, rules and regulations and their application and interpretation, whether existing, modified or new; our ability to adequately protect our intellectual property; the effect of litigation or other disputes to which we are or may be a party; the increased expenses and administrative workload associated with being a public company; failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; our liquidity and working capital requirements; the estimates and estimate methodologies used in preparing our condensed consolidated financial statements; the future trading prices of our common stock, the impact of securities analysts’ reports and shares eligible for future sale on these prices; our ability to prevent or discover security breaks, disruption in service and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of our platform or adversely impact our ability to service our loans; and other risks, including those described elsewhere in this report and under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 and in other documents that we file with the Securities and Exchange Commission, or SEC, from time to time which are available on the SEC website at www.sec.gov.
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
Overview
We are a leading platform for small business lending. We are seeking to transform small business lending by making it efficient and convenient for small businesses to access capital. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources to assess the creditworthiness of small businesses rapidly and accurately. Small businesses can apply for a term loan or line of credit on our website in minutes and, using our proprietary OnDeck Score®, we can make a funding decision immediately and transfer funds as fast as the same day. Since 2007, we have originated more than $3 billion in loans. Our loan originations have increased at a compound annual growth rate of 159% from 2012 to 2014 and had year-over-year growth rates of 69% and 76% for the three months and six months ended June 30, 2015, respectively. We originated $419.0 million in loans in the second quarter of 2015.
We generate the majority of our revenue through interest income and fees earned on the term loans we retain. Our term loans are obligations of small businesses with fixed dollar repayments, in principal amounts ranging from $5,000 to $250,000 and with maturities of 3 to 24 months. In September 2013, we expanded our product offerings by launching a line of credit product with line sizes currently ranging from $10,000 to $50,000, repayable within six months of the date of the latest funds draw. We earn interest on the balance outstanding and charge a monthly fee as long as the line of credit is available. In October 2013, we also began generating revenue by selling some of our term loans to third-party institutional investors through OnDeck Marketplace®. The balance of our revenue comes from our servicing and other fee income, which primarily consists of fees we receive for servicing loans we have sold to third-party institutional investors and marketing fees from our issuing bank partner.
We rely on a diversified set of funding sources for the capital we use in our lending activities, consisting of debt facilities, loan sales to investors through OnDeck Marketplace and securitization. As of June 30, 2015, we had $193.4 million outstanding and $464.5 million total borrowing capacity under our debt facilities (excluding our securitization described below), subject to borrowing conditions. We have sold approximately $408.5 million in loans to OnDeck Marketplace investors from October 2013 through June 30, 2015 including $149.6 million during the second quarter of 2015, which represents a 57.7% increase over the first quarter of 2015. The increase included a single transaction portfolio sale of $53.9 million of loans to an affiliate of Jefferies Group LLC, a global investment banking firm. Amounts of loans sold through Marketplace refer to carrying value which is unpaid principal balance plus net deferred origination costs, unless otherwise indicated. In addition, we completed our first securitization transaction in May 2014, pursuant to which we issued debt that is secured by a revolving pool of OnDeck small business loans. We raised approximately $175 million from this securitization transaction. We completed our initial public offering, or IPO, in December 2014 from which we raised $210.0 million, net of underwriting discounts and commissions and offering expenses. We have also used proceeds from our preferred stock financings, IPO and operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Originations	$419,042	$248,067	$835,019	$475,417
Unpaid Principal Balance	$503,388	$338,815	$503,388	$338,815
Average Loans	$535,170	$319,122	$524,816	$286,922
Loans Under Management	$718,678	$381,623	$718,678	$381,623
Effective Interest Yield	37.6%	41.2%	37.7%	41.3%
Marketplace Gain on Sale Rate	7.8%	6.3%	7.5%	5.2%
Average Funding Debt Outstanding	$383,386	$236,553	$384,900	$220,468
Cost of Funds Rate	5.0%	6.4%	5.1%	7.7%
Provision Rate	5.3%	5.8%	6.6%	7.0%
Reserve Ratio	10.5%	9.4%	10.5%	9.4%
15+ Day Delinquency Ratio	8.0%	6.1%	8.0%	6.1%
Adjusted EBITDA	$8,703	$2,479	$6,886	$(3,338)
Adjusted Net Income (Loss)	$7,296	$1,540	$3,995	$(5,312)
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
Average Loans
Total loans represents the Unpaid Principal Balance, plus net deferred origination costs. Average Loans for the period is the simple average of total loans as of the beginning of the period and as of the end of each quarter in the period.
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
Recent pricing trends are discussed under the subheading "Key Factors Affecting Our Performance - Pricing."
Marketplace Gain on Sale Rate
Marketplace Gain on Sale Rate equals our gain on sale revenue from loans sold through OnDeck Marketplace divided by the carrying value of loans sold, which is the sum of unpaid principal balance sold and the remaining carrying value of the net deferred origination costs. The carrying value of loans sold may be calculated as gain on sale of loans subtracted from proceeds from sale of loans (including both the proceeds from sale of loans held for sale and the proceeds from sale of loans held for investment). Loans designated as held for investment are typically not sold through Marketplace, however there are circumstances wherein loans are initially designated as held for investment upon origination and subsequently sold to investors.
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
Provision Rate
Provision Rate equals the provision for loan losses divided by the new originations volume of loans held for investment, net of originations of sales of such loans within the period. Because we reserve for probable credit losses inherent in the portfolio upon origination, this rate is significantly impacted by the expectation of credit losses for the period’s originations volume. This rate may also be impacted by changes in loss expectations for loans originated prior to the commencement of the period. Loans designated as held for investment are typically not sold through Marketplace, however there are circumstances wherein loans are initially designated as held for investment upon origination and subsequently sold to investors.
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
The 15+ Day Delinquency Ratio is impacted by the degree of seasoning in the portfolio, given loans are more likely to experience delinquency as they age. The average loan age weighted by unpaid principal balance is shown in the table below.

Because we are retaining a smaller percentage of new loans on our balance sheet as we have increased sales through OnDeck Marketplace, our average loan age has lengthened. As a result, the 15+ Day Delinquency Ratio has increased since the October 2013 launch of MarketPlace, though we saw some improvement in the second quarter of 2015 sequentially which was achieved in part through improved collections efforts. The second quarter 2015 improvement of the 15+ Day Delinquency Ratio over the first quarter was achieved despite the second quarter portfolio sale of $53.9 million of loans, which shifted the mix of current to delinquent loans on our books. Had the loans sold in the portfolio sale remained on our books, the 15+ Day Delinquency Ratio rate would have declined to approximately 7.3% at June 30, 2015.

	Q2 2015	Q1 2015	Q4 2014	Q3 2014	Q2 2014	Q1 2014	Q4 2013	Q3 2013	Q2 2013	Q1 2013
15+ Day Delinquency Ratio	8.0%	8.4%	7.3%	5.4%	6.1%	7.2%	7.6%	6.9%	6.9%	7.8%
Average Loan Age Weighted by Unpaid Principal Balance (months)	3.7	3.6	3.4	3.1	3.1	3.0	3.1	3.0	3.0	3.0
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
Adjusted EBITDA
Adjusted EBITDA represents our net income (loss), adjusted to exclude interest expense associated with debt used for corporate purposes (rather than funding costs associated with lending activities), income tax expense, depreciation and amortization, stock-based compensation expense and warrant liability fair value adjustment. Stock-based compensation includes employee compensation as well as compensation to third party service providers.
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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;

•	Adjusted EBITDA does not reflect interest associated with debt used for corporate purposes or tax payments that may represent a reduction in cash available to us; and

•	Adjusted EBITDA does not reflect the potential costs we would incur if certain of our warrants were settled in cash.
The following table reconciles net income (loss) to Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Adjusted EBITDA
Net income (loss)	$4,748	$(1,054)	$(595)	$(14,771)
Interest expense	74	62	180	219
Income tax expense	—	—	—	—
Depreciation and amortization	1,565	877	2,943	1,755
Stock-based compensation	2,316	404	4,358	637
Warrant liability fair value adjustment	—	2,190	—	8,822
Adjusted EBITDA	$8,703	$2,479	$6,886	$(3,338)
Adjusted Net Income (Loss)
Adjusted Net Income (Loss) represents our net income or loss adjusted to exclude net loss attributable to noncontrolling interest, stock-based compensation expense and warrant liability fair value adjustment, each on the same basis and with the same limitations as described above for Adjusted EBITDA.
The following table reconciles net income (loss) to Adjusted Net Income (Loss) for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Adjusted Net Loss
Net income (loss)	$4,748	$(1,054)	(595)	(14,771)
Adjustments:
Net loss attributable to noncontrolling interest	232	—	232	—
Stock-based compensation	2,316	404	4,358	637
Warrant liability fair value adjustment	—	2,190	—	8,822
Adjusted Net Income (Loss)	$7,296	$1,540	$3,995	$(5,312)
Key Factors Affecting Our Performance
Investment in Long-Term Growth
The core elements of our growth strategy include acquiring new customers, broadening our distribution capabilities through strategic partners, enhancing our data and analytics capabilities, expanding our product offerings, extending customer lifetime value and expanding internationally such as our announcement that we are expanding to Australia. We plan to continue to invest significant resources to accomplish these goals, and we anticipate that our operating expense will continue to increase for the foreseeable future, particularly our sales and marketing and technology and analytics expenses. These investments are intended to contribute to our long-term growth, but they may affect our near-term financial performance.
Originations
Our first quarter and second quarter 2015 originations of $416.0 million and $419.0 million, respectively, have increased relative to the corresponding prior year periods by 83.0% and 68.9%. The second quarter 2015 growth rate over the first quarter 2015 of 1% was due to the following factors:
(i) Enhanced compliance-related measures resulted in an 11% decline in loan originations in our funding advisor channel compared to the first quarter. The compliance measures in the funding advisor channel, combined with our continued investment in direct marketing and sales, brand awareness and growing our strategic partnerships, also resulted in higher direct and strategic partner loan mix which historically have a smaller average loan size compared to our funding advisor channel.

(ii) Our direct channel experienced lower than expected loan applications from our direct marketing campaigns, due to inefficiencies in some of our targeted marketing efforts as well as intensified competitive marketing activity. As a result of inefficiencies in internal coordination and the use of certain statistical response models, our direct marketing campaigns were less effective in reaching the intended target resulting in reduced response and conversion rates. In addition, based on industry data, we noted a significant increase in the amount of marketing targeted at small businesses which further contributed to our reduced response rate.
To address the impact of these direct channel factors, we made several adjustments to more effectively target our intended demographics and to increase response rates. As a result of these adjustments, we were able to effect an increase in direct originations during the last six weeks of the quarter compared to the first six weeks. We plan to continue investing in direct marketing and sales, increasing our brand awareness, increasing our technology and analytics investment to better identify and serve customers and growing our strategic partnerships.
We originate term loans and lines of credit to customers who are new to OnDeck, as well as to repeat customers. Our ability to increase adoption of our products within our existing customer base will be important to our future growth. We believe our significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in products and services. Repeat customers generally comprise our highest quality loans, given many repeat customers require additional financing for growth or expansion. From our 2013 customer cohort, customers who took at least three loans grew their revenue and bank balance on average by 26% and 46%, respectively, from their initial loan to their third loan. On average, their OnDeck Score increased by 25 points, enabling us to grow their average loan amount by 107% while decreasing their annual percentage rate, or APR, by 20.7 percentage points. In order for a current customer to qualify for a new term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

•	the business must be approximately 50% paid down on its existing loan;

•	the business must be current on its outstanding OnDeck loan with no material delinquency history; and

•	the business must be fully re-underwritten and determined to be of acceptable credit quality.
The extent to which we generate repeat business from our customers will be an important factor in our continued revenue growth and our visibility into future revenue. In conjunction with repeat borrowing activity, our customers have tended to increase their subsequent loan size compared to their initial loan size.
Pricing
Customer pricing is determined primarily based on the customer’s OnDeck Score, the loan term, the customer type (new or repeat) and origination channel. Loans originated through the direct and strategic partner channels are generally priced lower than loans originated through the funding advisor channel due to the higher commissions paid to funding advisors.

Our customers generally pay between $0.01 to $0.04 per month in interest for every dollar they borrow under one of our term loans, with the actual amount typically driven by the length of term of the particular loan. In general, term loans are quoted in “Cents on Dollar,” or COD, and lines of credit are quoted with an interest rate. Given the use case and payback period associated with shorter term products, we believe many of our customers prefer to understand pricing on a “dollars in, dollars out” basis and are primarily focused on total payback cost.

We believe that our product pricing has historically fallen between traditional bank loans to small businesses and certain non-bank small business financing alternatives such as merchant cash advances. The weighted average pricing on our originations has declined over time as measured by both average “Cents on Dollar” borrowed per month and APR as shown in the table below.

	Q2 2015	Q1 2015	Q4 2014	Q3 2014	Q2 2014	Q1 2014	Q4 2013	Q3 2013	Q2 2013	Q1 2013
Weighted Average Term Loan "Cents on Dollar" Borrowed, per Month	2.04¢	2.15¢	2.23¢	2.24¢	2.38¢	2.53¢	2.60¢	2.62¢	2.71¢	2.73¢
Weighted Average APR - Term Loans and Lines of Credit	46.5%	49.3%	51.2%	52.8%	56.7%	59.9%	61.8%	62.9%	65.0%	65.9%

The weighted average APR for term loans and lines of credit declined from 63.4% in 2013 to 54.4% in 2014, and further declined to 49.3% and 46.5% in the first and second quarters of 2015, respectively. We attribute this pricing shift from 2013 to longer average loan term lengths, increased originations from our lower cost direct and strategic partner channels as a percentage of total originations, the growth of our line of credit product, which is priced at a lower APR level than our term loans, and our continued efforts to pass savings on to customers through rate reductions and successively lower origination fees for repeat customers. During the second quarter of 2015, we introduced a customer loyalty program, reducing our interest rates for repeat customers who historically have exhibited stronger credit characteristics than new customers, demonstrated successful loan history from paying down previous loans, and generated stronger unit economics in part due to the lower CAC of a repeat customer. This aligns with our goal of building long-term partnerships with our customers.

“Cents on Dollar” borrowed reflects the total interest to be paid by a customer to us for each dollar of principal borrowed, and does not include the loan origination fee. As of June 30, 2015 the APRs of our term loans ranged from 16% to 98% and the APRs of our lines of credit range from 13% to 36%. Because many of our loans are short term in nature and APR is calculated on an annualized basis, we believe that small business customers tend to evaluate term loans primarily on a “Cents on Dollar” borrowed basis rather than APR. Despite these limitations, we are providing historical APRs as supplemental information for comparative purposes. We do not use APR as an internal metric to evaluate performance of our business or as a basis to compensate our employees or to measure their performance. The interest on commercial business loans is also tax deductible as permitted by law compared to typical personal loans which do not provide a tax deduction. APR does not give effect to the small business customer’s possible tax deductions and cash savings associated with business related interest expenses. For these and other reasons, we do not believe that APR is a meaningful measurement of the expected returns to us or costs to our customer.

We consider Effective Interest Yield, or EIY, as a key pricing metric. EIY is the rate of return we achieve on loans outstanding during a period, which is our annualized interest income divided by Average Loans. Our Effective Interest Yield differs from APR in that takes into account deferred origination fees and deferred origination costs. Deferred origination fees include fees paid up front to us by customers when loans are funded and decrease the carrying value of loans, thereby increasing the Effective Interest Yield earned. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to loan origination and increase the carrying value of loans, thereby decreasing the Effective Interest Yield earned.
In addition to individual loan pricing and the number of days in a period, there are many other factors that can affect EIY, including:

•
Channel Mix - In general, loans originated from the direct and strategic partner channels have lower EIYs than loans from the funding advisor channel.  This is primarily due to the fact that the direct and strategic partner channels have lower annualized interest rates due to their lower acquisition costs and lower loss rates.  The direct and strategic partner channels have, in the aggregate, increased from 42.0% to 57.1% to 71.6% of total originations in the second quarter of 2013, 2014 and 2015, respectively.

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower EIYs, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher EIY loans because total payback is typically higher compared to a shorter length term for the same principal loan amount.  Since the introduction of OnDeck’s Term 24 product in February 2014 and with OnDeck’s improving credit models, the average length of new term loan originations has increased from 9.7 to 10.9 to 11.9 months in the second quarter of 2013, 2014 and 2015, respectively.

•
Customer Type Mix - In general, loans originated from repeat customers have lower EIYs than loans from new customers.  This is primarily due to the fact that repeat customers typically have a higher OnDeck Score and are deemed to be lower risk.  In addition, repeat customers are more likely to be approved for longer terms than new customers given their established payment history and lower risk profiles. Finally, origination fees are generally reduced or waived and interest rates are lower for repeat customers due to our loyalty pricing, contributing to lower EIYs.  Originations from repeat customers were over 50% of total originations in the second quarter of 2015, up significantly from both the second quarter of 2013 and 2014.

•
Product Mix - In general, loans originated from line of credit customers have lower EIYs than loans from term loan customers.  This is primarily due to the fact that line of credits are expected to have longer lifetime usage than term loans, enabling more time to recoup upfront acquisition costs.  In the second quarter of 2015, the average line of credit APR was 36%, compared to the average term loan APR which was 47%.  Further, draws from line of credit customers have increased from 0% to 4.2% to 9.0% of total originations in the second quarter of 2013, 2014 and 2015, respectively.

•
Marketplace Portfolio Sales of Seasoned Loans - In the second quarter of 2015, EIY was impacted by Marketplace loan sales, in particular because we sold seasoned loans in addition to newly originated loans we typically sell through Marketplace. Sales of seasoned loans resulted in a higher EIY for the quarter because we earned interest income on those loans for a longer period during the quarter than loans typically sold through Marketplace (increasing the numerator), and removed the loans from our balance sheet, reducing Average Loans (the denominator).

Since 2013, as part of our continuing initiative to reduce pricing while controlling risk, our EIY has generally declined quarter over quarter. Our EIY for both the first and second quarters of 2014 was 41.2%. For the first quarter of 2015, our EIY declined to 36.7% and then increased to 37.6% in the second quarter of 2015. This increase in EIY was attributable to additional business days in the second quarter of 2015 as compared to the first quarter and because a portion of loans sold through Marketplace in the second quarter of 2015 were seasoned loans originated prior to the second quarter. Excluding the impact of additional business days and the sale of seasoned loans, EIY would have declined in the second quarter of 2015 compared to the first quarter.

We expect our pricing to continue to gradually decline as our originations continue to shift towards our direct and strategic partner channels and repeat customers take advantage of our loyalty pricing.

Significant Transactions
Marketplace Growth
During the second quarter of 2015, we sold $149.6 million of loans through OnDeck Marketplace. This was a 58% increase over the $94.9 million of loans sold in the first quarter of 2015. Contributing to this growth was a single-transaction portfolio sale of $53.9 million of loans to an affiliate of Jefferies Group LLC, a global investment banking firm. Because the loans were sold at a premium, they generated gains on sale. The combination of the increase in sale volume and the improvement in the Marketplace Gain on Sale Rate resulted in an increase in gain on sale of loans of $5.0 million, or 75.3%, in the second quarter of 2015 as compared to the first quarter. Also, during the second quarter of 2015, approximately 19% of the loans sold through Marketplace were loans previously designated as held for investment. In addition to the gains recorded on those loan sales, we also benefited from the release of the associated loan loss reserves. We anticipate executing additional portfolio sales regularly contingent upon market conditions.
Debt Facilities
During the second quarter of 2015, we established two new asset-backed credit facilities and amended an existing one. On May 22, 2015, we entered into a two-year, $50 million credit facility with SunTrust Bank and amended and repurposed our existing $50 million On Deck Asset Company, LLC, or ODAC, credit facility to provide that the entire facility may be used solely for the financing of our line of credit product and extended the facility's maturity date to May 2017. On June 12, 2015, we entered into a two-year, $100 million credit facility with Bank of America, N.A. These new and amended facilities permit us to finance term loans and lines of credit that did not meet the specific requirements of most of our pre-existing credit facilities. Accordingly, the new facilities will provide us additional financial resources at interest rates which will further reduce our Costs of Funds Rate.
Customer Acquisition Costs
Our customer acquisition costs, or CACs, reflect the efficiency of our direct marketing costs in attracting new customers. Our CACs differ depending upon the acquisition channel. CACs in our direct channel include the commissions paid to our internal sales force and expenses associated with direct mail, social media and other online marketing activities. CACs in our strategic partner channel include commissions paid to our internal sales force and strategic partners. CACs in our funding advisor channel include commissions paid to our internal sales force and funding advisors. Our CACs in our strategic partner and funding advisor channels trended lower sequentially as a percentage of originations from the respective channels, as a result of lower commissions as a percentage of their respective originations. Additionally, while re-certification impacted originations growth in the funding advisor channel, it had a positive impact on acquisition costs as we are now focused on working with only our highest quality partners, leading to lower CACs sequentially in this channel for the second quarter. Unlike last quarter, our CACs increased in the direct channel in the second quarter primarily as a result of the originations softness and the previously mentioned targeting inefficiencies that impacted the first six weeks of the quarter.
Customer Lifetime Value
The ongoing lifetime value of our customers will be an important component of our future performance. We analyze customer lifetime value not only by tracking the “contribution” of customers over their lifetime with us, but also by comparing this contribution to the CAC incurred in connection with originating such customers’ initial loans. We define the contribution to include the interest income and fees collected on a cohort of customers’ initial and repeat loans less acquisition costs for their repeat loans, estimated third party processing and servicing expenses for their initial and repeat loans, estimated funding costs (excluding any cost of equity capital) for their initial and repeat loans, and charge-offs of their initial and repeat loans. Comparing the customer lifetime value for cohorts from 2013-2014 against like quarters, we have observed later cohorts exhibit improved return on investment, or ROI, due to economies of scale and improved efficiencies in marketing, cost of funds and processing and servicing costs, as well as credit improvements which resulted in larger average loan sizes.

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

•
Demand for Our Products. In a strong economic climate, demand for our products may increase as consumer spending increases and small businesses seek to expand. In addition, more potential customers may meet our underwriting requirements to qualify for a loan. At the same time, small businesses may experience improved cash flow and liquidity resulting in fewer potential customers requiring loans to manage their cash flows. In that climate, traditional lenders may also approve loans for a higher percentage of our potential customers. In a weakening economic climate or recession, the opposite may occur.

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

•
Loan Losses. Our underwriting process is designed to limit our loan losses to levels compatible with our business strategy and financial model. Our aggregate loan loss rates from 2012 through 2014 have been consistent with our financial targets. Our overall loan losses are affected by a variety of factors, including external factors such as prevailing economic conditions, seasonality, general small business sentiment and unusual events such as natural disasters and adverse weather, as well as internal factors such as the accuracy of the OnDeck Score, the effectiveness of our underwriting process and the introduction of new products, such as our line of credit, with which we have less experience to draw upon when forecasting their loss rates. Our loan loss rates may vary in the future.

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

Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by cohort. Net lifetime charge-offs are the unpaid principal balance charged off less recoveries of loans previously charged off, and a given cohort’s net lifetime charge-off ratio equals the cohort’s net lifetime charge-offs through June 30, 2015 divided by the cohort’s total original loan volume. Repeat loans in both the numerator and denominator include the full renewal loan principal, rather than the net funded amount, which is the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment. Loans originated and charged off between January 1, 2012 and June 30, 2015 were on average charged off near the end of their loan term. The chart immediately below includes all term loan originations, regardless of funding source, including loans sold through our OnDeck Marketplace or held for sale on our balance sheet.

Net Charge-off Ratios by Cohort Through June 30, 2015

Principal Outstanding as of June 30, 2015	0.0%	0.3%	12.6%	55.7%	88.0%

The following chart displays the historical lifetime cumulative net charge-off ratios by origination year. The chart reflects all term loan originations, regardless of funding source, including loans sold through our OnDeck Marketplace or held for sale on our balance sheet. The data is shown as a static pool for annual cohorts, illustrating how the cohort has performed given equivalent months of seasoning.
Given our loans are typically charged off after 90 days of nonpayment, all cohorts reflect approximately 0% for the first three months in the below chart.

Net Cumulative Lifetime Charge-off Ratios
All Loans

Originations	2012	2013	Q1 2014	Q2 2014	Q3 2014	Q4 2014	Q1 2015	Q2 2015
All term loans (in thousands)	$173,246	$455,931	$220,935	$237,730	$297,288	$345,004	$384,703	$381,490
Weighted average term (months)	9.2	10.0	10.8	10.9	11.5	11.5	11.9	11.9
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
Gain on Sales of Loans. In October 2013, we began selling term loans to third-party institutional investors through OnDeck Marketplace. We recognize a gain or loss on the sale of such loans as the difference between the proceeds received from the purchaser and the carrying value, which is the unpaid principal balance plus net deferred origination costs, of the loan.

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
Operating Expense
Operating expense consists of sales and marketing, technology and analytics, processing and servicing, and general and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses and stock-based compensation expense, comprise a significant component of each of these expense categories. We expect our stock-based compensation expense to increase in the future. The number of employees related to these operating expense categories was 444 and 576 at December 31, 2014 and June 30, 2015, respectively. We expect to continue to hire new employees in order to support our growth strategy. All operating expense categories also include an allocation of overhead, such as rent and other overhead, which is based on employee headcount.
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
Processing and Servicing. Processing and servicing expense consists primarily of salaries and personnel-related costs of our credit analysis, underwriting, funding, fraud detection, customer service and collections employees. Additional expenses include vendor costs associated with third-party credit checks, lien filing fees and other costs to evaluate, close and fund loans and overhead costs. We anticipate that our processing and servicing expense will increase in absolute dollars as we grow originations.
General and Administrative. General and administrative expense consists primarily of salary and personnel-related costs for our executive, finance and accounting, legal and people operations employees. Additional expenses include a provision for the unfunded portion of our lines of credit, consulting and professional fees, insurance, legal, occupancy, travel, foreign exchange, and other corporate expenses. Subsequent to our initial public offering, these expenses also include costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, directors’ and officers’ liability insurance and increased accounting expenses. We anticipate that our general and administrative expense will increase in absolute dollars as we continue to grow and expand our operations but will decline as a percentage of gross revenue over the longer term.
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

Results of Operations

The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods. Interim results and the period-to-period comparison are not necessarily indicative of results for future periods.
Comparison of Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$50,248	79.4%	$32,864	92.6%	$17,384	52.9%
Gain on sales of loans	11,710	18.5	1,584	4.5	10,126	639.3
Other revenue	1,354	2.1	1,054	3.0	300	28.5
Gross revenue	63,312	100.0	35,502	100.0	27,810	78.3
Cost of revenue:
Provision for loan losses	15,526	24.5	13,073	36.8	2,453	18.8
Funding costs	4,771	7.5	3,801	10.7	970	25.5
Total cost of revenue	20,297	32.1	16,874	47.5	3,423	20.3
Net revenue	43,015	67.9	18,628	52.5	24,387	130.9
Operating expenses:
Sales and marketing	14,981	23.7	7,113	20.0	7,868	110.6
Technology and analytics	10,206	16.1	3,799	10.7	6,407	168.6
Processing and servicing	3,015	4.8	2,084	5.9	931	44.7
General and administrative	9,991	15.8	4,434	12.5	5,557	125.3
Total operating expenses	38,193	60.3	17,430	49.1	20,763	119.1
Income from operations	4,822	7.6	1,198	3.4	3,624	302.5
Other (expense) income:
Interest expense	(74)	(0.1)	(62)	(0.2)	(12)	19.4
Warrant liability fair value adjustment	—	—	(2,190)	(6.2)	2,190	(100.0)
Total other (expense) income:	(74)	(0.1)	(2,252)	(6.3)	2,178	(96.7)
Income (loss) before provision for income taxes	4,748	7.5	(1,054)	(3.0)	5,802	(550.5)
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	$4,748	7.5%	$(1,054)	(3.0)%	$5,802	(550.5)%

Revenue

	Three Months Ended June 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$50,248	79.4%	$32,864	92.6%	$17,384	52.9%
Gain on sales of loans	11,710	18.5	1,584	4.5	10,126	639.3
Other revenue	1,354	2.1	1,054	3.0	300	28.5
Gross revenue	$63,312	100.0%	$35,502	100.0%	$27,810	78.3%

Gross revenue increased by $27.8 million, or 78.3%, from $35.5 million in the second quarter of 2014 to $63.3 million in the second quarter of 2015. This growth was in part attributable to a $17.4 million, or 52.9%, increase in interest income, which was primarily driven by an increase in the average total loans outstanding. In the second quarter of 2015, our originations increased 68.9% to $419.0 million compared to the second quarter of 2014 and over the same period, our Average Loans increased 67.7% from $319.1 million to $535.2 million.  As a result of the increase in term length and other factors described under the subheading "Key Factors Affecting Our Performance - Pricing," Effective Interest Yield on loans outstanding declined from 41.2% in the second quarter of 2014 to 37.6% in the second quarter of 2015.
Gain on sales of loans increased by $10.1 million, from $1.6 million in the second quarter of 2014 to $11.7 million in the second quarter of 2015. This growth was attributable to an increase in the sale of term loans through OnDeck Marketplace of $124.4 million and an increase in Marketplace Gain on Sale Rate from 6.3% in the second quarter of 2014 to 7.8% in the second quarter of 2015 .
Cost of Revenue

	Three Months Ended June 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$15,526	24.5%	$13,073	36.8%	$2,453	18.8%
Funding costs	4,771	7.5	3,801	10.7	970	25.5
Total cost of revenue	$20,297	32.1%	$16,874	47.5%	$3,423	20.3%

Provision for Loan Losses. Provision for loan losses increased by $2.5 million, or 18.8%, from $13.1 million in the second quarter of 2014 to $15.5 million in the second quarter of 2015. The increase in provision for loan losses was primarily attributable to the increase in originations of term loans and lines of credit. This increase was partially offset by the growth in sales of loans through OnDeck Marketplace as a percentage of originations in the second quarter of 2015. Additionally, a portion of the growth in OnDeck Marketplace is attributable to the sale of loans held for investment originated in prior periods. The sale of these loans generated a beneficial effect to our provision through the release of allowance for loan losses no longer required related to the sold loans. Although we recognize revenue on loans over their term, we provide for probable credit losses on the loans at the time they are originated and then adjust periodically based on actual performance and changes in loss expectations. As a result, we believe that our Provision Rate (provision for loan losses divided by the new originations volume of loans held for investment and not sold in a period), rather than provision for loan losses as a percentage of gross revenue, provides more useful insight into our operating performance. The Provision Rate decreased from 5.8% in the second quarter of 2014 to 5.3% in the second quarter of 2015. This drop in Provision Rate was primarily attributable to the previously mentioned release of allowance for loan losses related to the sale of loans in the second quarter of loans held for investment. Absent the sale of loans in the second quarter of loans held for investment, the Provision Rate would have been comparable with historical averages over the last four quarters.
Funding Costs. Funding costs increased by $1.0 million, or 25.5%, from $3.8 million in the second quarter of 2014 to $4.8 million in the second quarter of 2015. The increase in funding costs was primarily attributable to the increases in our aggregate outstanding borrowings substantially offset by lower interest rates we pay. Our Average Funding Debt Outstanding during the second quarter of 2015 was $383.4 million as compared to $236.6 million in the second quarter of 2014. As a percentage of gross revenue, funding costs decreased from 10.7% in the second quarter of 2014 to 7.5% in the second quarter of 2015. The decrease in funding costs as a percentage of gross revenue was primarily the result of more favorable interest rates on our debt facilities associated with our lending activities and the growth of OnDeck Marketplace, as a substantial portion of loans sold through OnDeck Marketplace do not incur funding costs from our debt facilities. The decrease in funding costs can be seen in the decrease in our Cost of Funds Rate which decreased from 6.4% in the second quarter of 2014 to 5.0% in the second quarter of 2015.
Operating Expense
Sales and Marketing

	Three Months Ended June 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$14,981	23.7%	$7,113	20.0%	$7,868	110.6%
Sales and marketing expense increased by $7.9 million, or 110.6%, from $7.1 million in the second quarter of 2014 to $15.0 million in the second quarter of 2015. The increase was in part attributable to a $5.2 million increase in direct marketing, general marketing and advertising costs as we expanded our marketing programs to drive increased customer acquisition and brand awareness. In addition, salaries and personnel-related costs increased $2.7 million primarily as a result of an increase in the number of personnel necessary to support our sales and marketing efforts.
Technology and Analytics

	Three Months Ended June 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$10,206	16.1%	$3,799	10.7%	$6,407	168.6%
Technology and analytics expense increased by $6.4 million, or 168.6%, from $3.8 million in the second quarter of 2014 to $10.2 million in the second quarter of 2015. The increase was primarily attributable to a $4.1 million increase in salaries and personnel-related costs, as we increased the number of technology personnel developing our platform, as well as analytics personnel to further improve upon algorithms underlying the OnDeck Score and our marketing models. In addition, we incurred a $2.1 million increase in amortization of capitalized internal-use software costs, investments related to our technology platform and costs to support our larger employee base.

Processing and Servicing

	Three Months Ended June 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$3,015	4.8%	$2,084	5.9%	$931	44.7%
Processing and servicing expense increased by $0.9 million, or 44.7%, from $2.1 million in the second quarter of 2014 to $3.0 million in the second quarter of 2015. The increase was primarily attributable to a $0.9 million increase in salaries and personnel-related costs, as we increased the number of processing and servicing personnel to support the increased volume of loan applications and approvals and increased loan servicing requirements.
General and Administrative

	Three Months Ended June 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$9,991	15.8%	$4,434	12.5%	$5,557	125.3%
General and administrative expense increased by $5.6 million, or 125.3%, from $4.4 million in the second quarter of 2014 to $10.0 million in the second quarter of 2015. The increase was primarily attributable to a $2.7 million increase in salaries and personnel-related costs, as we increased the number of general and administrative personnel in the later period to support the growth of our business and to meet the operational needs of a newly public company. We also incurred $0.4 million of expense in the second quarter of 2015 related to the accrual for losses on the unfunded portion of our lines of credit, due to the growth of that product. Furthermore, we incurred a $1.4 million increase in legal, insurance, accounting, and consulting services in the second quarter of 2015, mainly due to the additional costs of operating as a public company. In addition, we incurred a one time fee in the second quarter of 2015 of $0.4 million associated with the termination of a lease in Denver, Colorado and experienced an increase of $0.7 million in other miscellaneous expenses resulting primarily from increases in bank fees, a loss on foreign currency transactions and increases in travel and entertainment expense.

Comparison of Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$98,947	82.6%	$59,212	92.4%	$39,735	67.1%
Gain on sales of loans	18,389	15.4	2,927	4.6	15,462	528.3
Other revenue	2,434	2.0	1,925	3.0	509	26.4
Gross revenue	119,770	100.0	64,064	100.0	55,706	87.0
Cost of revenue:
Provision for loan losses	38,626	32.3	29,652	46.3	8,974	30.3
Funding costs	9,816	8.2	8,441	13.2	1,375	16.3
Total cost of revenue	48,442	40.4	38,093	59.5	10,349	27.2
Net revenue	71,328	59.6	25,971	40.5	45,357	174.6
Operating expenses:
Sales and marketing	27,656	23.1	13,474	21.0	14,182	105.3
Technology and analytics	18,794	15.7	6,708	10.5	12,086	180.2
Processing and servicing	5,717	4.8	3,693	5.8	2,024	54.8
General and administrative	19,576	16.3	7,826	12.2	11,750	150.1
Total operating expenses	71,743	59.9	31,701	49.5	40,042	126.3
Loss from operations	(415)	(0.3)	(5,730)	(8.9)	5,315	(92.8)
Other (expense) income:
Interest expense	(180)	(0.2)	(219)	(0.3)	39	(17.8)
Warrant liability fair value adjustment	—	—	(8,822)	(13.8)	8,822	(100.0)
Total other (expense) income:	(180)	(0.2)	(9,041)	(14.1)	8,861	(98.0)
Loss before provision for income taxes	(595)	(0.5)	(14,771)	(23.1)	14,176	(96.0)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(595)	(0.5)%	$(14,771)	(23.1)%	$14,176	(96.0)%
Revenue

	Six Months Ended June 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$98,947	82.6%	$59,212	92.4%	$39,735	67.1%
Gain on sales of loans	18,389	15.4	2,927	4.6	15,462	528.3
Other revenue	2,434	2.0	1,925	3.0	509	26.4
Gross revenue	$119,770	100.0%	$64,064	100.0%	$55,706	87.0%

Gross revenue increased by $55.7 million, or 87.0%, from $64.1 million for the six months ended June 30, 2014 to $119.8 million for the six months ended June 30, 2015. This growth was in part attributable to a $39.7 million, or 67.1%, increase in interest income, which was primarily driven by an increase in the average total loans outstanding. For the six months ended June 30, 2015, our originations increased 75.6% to $835.0 million compared to the six months ended June 30, 2014 and over the same period, our Average Loans increased 82.9% from $286.9 million for the six months ended June 30, 2014 to $524.8 million for the six months ended June 30, 2015.  As a result of the increase in term length and other factors described under the subheading "Key Factors Affecting Our Performance - Pricing," Effective Interest Yield on loans outstanding declined from 41.3% for the six months ended June 30, 2014 to 37.7% for the six months ended June 30, 2015.
Gain on sales of loans increased by $15.5 million, from $2.9 million for the six months ended June 30, 2014 to $18.4 million for the six months ended June 30, 2015. This growth was attributable to an increase in the sale of term loans of $187.8 million, or 331.1%, through OnDeck Marketplace and an increase in Marketplace Gain on Sale Rate from 5.2% for the six months ended June 30, 2014 to 7.5% for the six months ended June 30, 2015.
Cost of Revenue

	Six Months Ended June 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$38,626	32.3%	$29,652	46.3%	$8,974	30.3%
Funding costs	9,816	8.2	8,441	13.2	1,375	16.3
Total cost of revenue	$48,442	40.4%	$38,093	59.5%	$10,349	27.2%
Provision for Loan Losses. Provision for loan losses increased by $9.0 million, or 30.3%, from $29.7 million for the six months ended June 30, 2014 to $38.6 million for the six months ended June 30, 2015. The increase in provision for loan losses was primarily attributable to the increase in originations of term loans and lines of credit. A portion of the growth in OnDeck Marketplace was attributed to the sale of seasoned loans held for investment, with the sale of these loans generating a beneficial effect to our provision through the release of allowance for loan losses no longer required related to the sold loans. Although we recognize revenue on loans over their term, we provide for probable credit losses on the loans at the time they are originated and then adjust periodically based on actual performance and changes in loss expectations. As a result, we believe that our Provision Rate (provision for loan losses divided by the new originations volume of loans held for investment and not sold in a period), rather than provision for loan losses as a percentage of gross revenue, provides more useful insight into our operating performance. The Provision Rate decreased from 7.0% for the six months ended June 30, 2014 to 6.6% for the six months ended June 30, 2015. The drop in Provision rate was primarily attributable to improved credit quality of new originations.
Funding Costs. Funding costs increased by $1.4 million, or 16.3%, from $8.4 million for the six months ended June 30, 2014 to $9.8 million for the six months ended June 30, 2015. The increase in funding costs was primarily attributable to the increases in our aggregate outstanding borrowings substantially offset by lower interest rates we pay. Our Average Funding Debt Outstanding during the six months ended June 30, 2015 was $384.9 million as compared to $220.5 million for the six months ended June 30, 2014. As a percentage of gross revenue, funding costs decreased from 13.2% for the six months ended June 30, 2014 to 8.2% for the six months ended June 30, 2015. The decrease in funding costs as a percentage of gross revenue was primarily the result of more favorable interest rates on our debt facilities associated with our lending activities and the growth of OnDeck Marketplace, as a substantial portion of loans sold through OnDeck Marketplace do not incur funding costs from our debt facilities. The decrease in funding costs as a percentage of gross revenue can be seen in the decrease in our Cost of Funds Rate which decreased from 7.7% for the six months ended June 30, 2014 to 5.1% for the six months ended June 30, 2015.

Operating Expense
Sales and Marketing

	Six Months Ended June 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$27,656	23.1%	$13,474	21.0%	$14,182	105.3%
Sales and marketing expense increased by $14.2 million, or 105.3%, from $13.5 million for the six months ended June 30, 2014 to $27.7 million for the six months ended June 30, 2015. The increase was in part attributable to a $9.1 million increase in direct marketing, general marketing and advertising costs as we expanded our marketing programs to drive increased customer acquisition and brand awareness. In addition, salaries and personnel-related costs increased by $5.1 million primarily as a result of an increase in the number of personnel necessary to support our sales and marketing efforts.
Technology and Analytics

	Six Months Ended June 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$18,794	15.7%	$6,708	10.5%	$12,086	180.2%
Technology and analytics expense increased by $12.1 million, or 180.2%, from $6.7 million for the six months ended June 30, 2014 to $18.8 million for the six months ended June 30, 2015. The increase was primarily attributable to a $7.8 million increase in salaries and personnel-related costs, as we increased the number of technology personnel developing our platform, as well as analytics personnel to further improve upon algorithms underlying the OnDeck Score and our marketing models. In addition, we incurred a $1.0 million increase in amortization of capitalized internal-use software costs and an increase of $3.0 million in our investments related to our technology platform and costs to support our larger employee base.
Processing and Servicing

	Six Months Ended June 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$5,717	4.8%	$3,693	5.8%	$2,024	54.8%
Processing and servicing expense increased by $2.0 million, or 54.8%, from $3.7 million for the six months ended June 30, 2014 to $5.7 million for the six months ended June 30, 2015. The increase was primarily attributable to a $1.5 million increase in salaries and personnel-related costs, as we increased the number of processing and servicing personnel to support the increased volume of underwriting and servicing requirements. In addition, we incurred a $0.5 million increase in third-party processing costs, credit information and filing fees as a result of the increased volume of loan applications and originations in the later period.

General and Administrative

	Six Months Ended June 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$19,576	16.3%	$7,826	12.2%	$11,750	150.1%
General and administrative expense increased by $11.8 million, or 150.1%, from $7.8 million for the six months ended June 30, 2014 to $19.6 million for the six months ended June 30, 2015. The increase was primarily attributable to a $5.2 million increase in salaries and personnel-related costs, as we increased the number of general and administrative personnel in the later period to support the growth of our business and to meet the operational needs of a newly public company. We also incurred $0.8 million of expense for the six months ended June 30, 2015 related to the accrual for losses on the unfunded portion of our lines of credit, due to the growth of that product. Furthermore, we incurred a $2.1 million increase in legal, insurance, accounting, and consulting services for the six months ended June 30, 2015, mainly due to the additional costs of operating as a public company. Due to our expanded physical presence we experienced an increase in rent and depreciation of leasehold improvements of $0.5 million and $0.2 million, respectively. In addition, we incurred a one time fee of $0.4 million for the six months ended June 30, 2015 associated with the termination of a lease in Denver, Colorado and experienced an increase of $2.5 million in other miscellaneous expenses resulting primarily from increases in bank fees, a loss on foreign currency transactions, and increases in various expenses associated with expanded headcount.
Liquidity and Capital Resources
Sources of Liquidity
Prior to our initial public offering, or IPO, we funded our lending activities and operations primarily through private placements of redeemable convertible preferred stock, issuances of debt facilities, cash from operating activities and, beginning in October 2013, the sale of term loans to third-party institutional investors through OnDeck Marketplace.
Our IPO in December 2014 resulted in proceeds to us of $210.0 million, net of underwriting discounts, commissions and offering expenses. As of June 30, 2015, we had unrestricted cash and cash equivalents of $179.7 million and had the ability to borrow up to an additional $291.2 million under our current funding and corporate debt facilities, subject to various borrowing conditions and limitations.
Preferred Equity Financings
Since inception, we raised $182.9 million from the sale of redeemable convertible preferred stock to third parties, including $77.0 million in our Series E financing in February 2014. The funds received from the issuance of our Series E redeemable convertible preferred stock were our primary source of capital for operating expenditures in 2014. We also used a portion of this capital to finance a small percentage of our loans.
Current Debt Facilities
The following table summarizes our current debt facilities available, subject to borrowing conditions, for funding our lending activities and our operating expenditures as of June 30, 2015:

Description	Maturity Date	Interest Rate at June 30, 2015	Maximum Borrowing Capacity	Principal Outstanding
			(in millions)
Funding debt:
OnDeck Asset Securitization Trust LLC	May 2018	3.4%	$175.0	$175.0
OnDeck Account Receivables Trust 2013-1 LLC	September 2016	3.7%	167.6	86.8
On Deck Asset Company, LLC	May 2017	8.4%	50.0	18.8
OnDeck Asset Pool, LLC	August 2016	5.0%	75.0	22.7
Prime OnDeck Receivable Trust, LLC	June 2017	2.4%	100.0	15.0
Receivable Assets of OnDeck, LLC	May 2017	3.2%	50.0	28.2
Small Business Asset Fund 2009 LLC	Various (1)	7.4%	16.9	16.9
Partner Synthetic Participation	Various (2)	Various	5.0	5.0
Total funding debt			$639.5	$368.4
Corporate debt:
On Deck Capital, Inc.	October 2015	4.5%	$20.0	$—
_________________________

(1)	Maturity dates range from July 2015 through May 2017

(2)	Maturity dates range from July 2015 through June 2017

While the lenders under our corporate debt facility and holders of Partner Synthetic Participation have direct recourse to us as the borrower thereunder, lenders to our subsidiaries do not have direct recourse to us.

We are currently planning to renew or replace the $20 million On Deck Capital, Inc. revolving facility (corporate debt) which is scheduled to mature in October 2015. Although we believe we will be able to do so on market terms, there is no assurance that we will be able to obtain a new credit facility of similar size on similar or better terms from our existing or a different lender.
OnDeck Marketplace
Our OnDeck Marketplace is our proprietary whole loan sale platform that allows participating third-party institutional investors to directly purchase small business loans from us. Pursuant to a whole loan purchase agreement, each OnDeck Marketplace participant commits to purchase, on a forward flow basis, a pre-determined dollar amount of loans that satisfy certain eligibility criteria. The loans are sold to the participant at a pre-determined purchase price above par. We recognize a gain or loss from OnDeck Marketplace loans when sold. The loan sales typically are conducted daily. We currently act as servicer in exchange for a servicing fee with respect to the loans purchased by the applicable OnDeck Marketplace participant. We expect to continue growing the OnDeck Marketplace business.
Cash and Cash Equivalents, Loans (Net of Allowance for Loan Losses), and Cash Flows
The following table summarizes our cash and cash equivalents, loans (net of ALLL) and cash flows:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash and cash equivalents	$179,692	$18,983
Loans, net of allowance for loan losses	$460,867	$261,844
Cash provided by (used in):
Operating activities	$50,286	$40,834
Investing activities	$(63,500)	$(161,898)
Financing activities	$(27,404)	$135,377

Our cash and cash equivalents at June 30, 2015 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents including proceeds from our IPO to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Cash Flows
Operating Activities
For the six months ended June 30, 2015, net cash provided by our operating activities was $50.3 million, which was primarily the result of our cash received from our customers attributable to interest payments totaling approximately $119.7 million, less the amount of cash we utilized to pay our operating expenses of approximately $62.3 million and $8.1 million we used to pay the interest on our debt (both funding and corporate). During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $10.3 million.
For the six months ended June 30, 2014, net cash provided by our operating activities was $40.8 million, which was primarily the result of our cash received from our customers attributable to interest payments totaling approximately $73.5 million, less the amount of cash we utilized to pay our operating expenses of approximately $28.8 million and $7.5 million we used to pay the interest on our debt (both funding and corporate). During that same period, accounts payable and accrued expenses and other liabilities decreased by approximately $1.9 million.
Investing Activities
Our investing activities have consisted primarily of funding our term loan and line of credit originations including payment of associated direct costs and receipt of associated fees offset by customer repayments of term loans and lines of credit, purchases of property, equipment and software, capitalized internal-use software development costs, proceeds from the sale of term loans which were not specifically identified at origination as loans held for sale through OnDeck Marketplace, and changes in restricted cash. Purchases of property, equipment and software and capitalized internal-use software development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our internal-use technology.

For the six months ended June 30, 2015, net cash used to fund our investing activities was $63.5 million and consisted primarily of $100.1 million of loan originations in excess of loan repayments received, proceeds from sale of loans held for investment of $58.9 million, $17.3 million of origination costs paid in excess of fees collected, and $6.2 million for the purchase of property, equipment and software and capitalized internal-use software development costs. We also restricted less cash as collateral for financing arrangements, resulting in a $1.2 million increase in unrestricted cash during the year.

For the six months ended June 30, 2014, net cash used to fund our investing activities was $161.9 million and consisted primarily of $140.0 million of loan originations in excess of loan repayments received, $15.6 million of origination costs paid in excess of fees collected, and $6.1 million for the purchase of property, equipment and software and capitalized internal-use software development costs. We also restricted more cash as collateral for financing arrangements, resulting in a $0.2 million decrease in unrestricted cash during the year.
Financing Activities
Our financing activities have consisted primarily of the issuance of common stock and redeemable convertible preferred stock and net borrowings from our revolving debt facilities.
For the six months ended June 30, 2015, net cash used to fund our financing activities was $27.4 million and consisted primarily of $31.5 million in net repayments on our revolving debt facilities, $7.1 million of cash received for investment by noncontrolling interest in On Deck Capital Australia PTY LTD and $1.8 million of payments of IPO costs. Borrowings from our funding facilities decreased from the prior year period due to growth of OnDeck Marketplace and our use of available cash from our IPO, which permitted us to fund more loans without drawing corresponding debt, thereby reducing interest expense.
For the six months ended June 30, 2014, net cash provided by our financing activities was $135.4 million and consisted primarily of $62.0 million in net borrowings from our revolving debt facilities, primarily associated with the increase in loan originations during the year, and $77.0 million in net proceeds from the issuance of redeemable convertible preferred stock.

Operating and Capital Expenditure Requirements
We believe that our existing cash balances, the cash flows provided by our operations and the available borrowing capacity under our revolving lines of credit will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. If we should require additional liquidity, we will seek additional equity or debt financing. The sale of equity may result in dilution to our stockholders, and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all.
Contractual Obligations

Other than as described below, there have been other no material changes in our commitments under contractual obligations from those disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and our Annual Report on Form 10-K for the year ended December 31, 2014.

ODAC Credit Agreement Amendment

On May 22, 2015, On Deck Asset Company, LLC, or ODAC, one of our wholly-owned subsidiaries, amended and repurposed the ODAC Facility which is its existing asset-backed revolving debt facility, so that the ODAC Facility could be used in its entirety to finance our line of credit product. On that date, ODAC entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement, referred to as the ODAC Credit Agreement Amendment, with the Lender party thereto and WC 2014-1, LLC, as Administrative Agent for the Lenders, or the ODAC Administrative Agent. The ODAC Credit Agreement Amendment amends the Second Amended and Restated Credit Agreement, or the ODAC Credit Agreement, dated as of December 19, 2014, by and among ODAC, as Borrower, the Lenders party thereto from time to time, the ODAC Administrative Agent and Deutsche Bank Trust Company Americas, as Paying Agent and as Collateral Agent. The ODAC Credit Agreement was previously filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2014. As a result of the ODAC Credit Agreement Amendment, we may obtain funding for our line of credit product through the ODAC Facility, subject to customary borrowing conditions, in addition to certain other funding sources available to us.

The ODAC Credit Agreement Amendment provides for:

w	the utilization of up to the entire ODAC Facility solely for the financing of our line of credit product;
w	the extension of the commitment termination date of the ODAC Facility by approximately seven months to May 22, 2017;
w
the extension of the date on or prior to which early termination fees may be payable in the event of a termination or other permanent reductions of the revolving commitments by approximately seven months to May 22, 2016; and

w	various related technical, definitional, conforming and other changes.

The foregoing description of the ODAC Credit Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the ODAC Credit Agreement Amendment, which is filed as Exhibit 10.1 to this report and incorporated herein by reference. At June 30, 2015, there were $18.8 million in borrowings outstanding under this facility.

RAOD Debt Facility

On May 22, 2015, Receivable Assets of OnDeck, LLC , or RAOD, one of our wholly-owned subsidiaries, established a new asset-backed revolving debt facility, or the RAOD Facility, by and among RAOD, as Borrower, the Lenders party thereto from time to time, SunTrust Bank, as Administrative Agent for the Class A Revolving Lenders, referred to as the SunTrust Administrative Agent, and Wells Fargo Bank, N.A., as Paying Agent and as Collateral Agent for the Secured Parties. We may obtain funding through the ROAD Facility, subject to customary borrowing conditions, in addition to its other funding sources.

The following table summarizes certain aspects of the RAOD Facility:

Facility Size	$50 million
Borrowing Base Advance Rate	80% (Class A)
Interest Rate	LIBOR + 3.00% (Class A)
Commitment Termination Date	May 22, 2017

The RAOD Facility also contemplates the introduction, at RAOD’s election and with the SunTrust Administrative Agent’s consent, of one or more Class B Revolving Lenders resulting in Class B commitments of up to $9,375,000 thereby potentially increasing the facility size to up to $59,375,000. The borrowing base advance rate for Class B revolving loans is 95%. The interest rate for Class B revolving loans will not exceed LIBOR + 7.00%. Early termination fees may be payable under the SunTrust Facility in the event of a termination or other permanent reductions of the revolving commitments prior to May 22, 2016.

Under the RAOD Facility, the Lenders party thereto commit to make loans to RAOD, the proceeds of which are used to finance RAOD’s purchase of small business loans from us in a bankruptcy remote transaction. The revolving pool of small business loans purchased by RAOD serves as collateral for the loans made to RAOD under the RAOD Facility. RAOD repays the borrowings from collections received on the loans.

RAOD can voluntarily repay and re-borrow principal amounts under the RAOD Facility subject to satisfaction of borrowing conditions, including borrowing base requirements. In order for our loans to be eligible for purchase by RAOD under this facility, they must meet all applicable eligibility criteria. Eligibility criteria include, among others, that the applicable loan is denominated in U.S. dollars, that the customer under such loan had a certain OnDeck Score at the time of underwriting, that such loan was originated in accordance with our underwriting policies and that such loan is a legal, valid and binding obligation of the obligor under such loan. RAOD’s collateral pools are subject to certain concentration limits that, when exceeded, will require RAOD to add or maintain additional collateral and, if not cured, an event of default will occur. Concentration limitations include, among others, geographic, industry, time in business and outstanding principal balance.

The loans and other assets to be transferred by our to RAOD in connection with this facility will be owned by RAOD, will be pledged to secure the payment of the obligations incurred by RAOD, will be assets of RAOD and will not be available to satisfy any of the Company’s obligations. Lenders under the RAOD Facility do not have direct recourse to On Deck Capital, Inc.

Our ability to utilize the RAOD Facility is subject to RAOD’s compliance with various covenants and other specified requirements of the facility. The failure to comply with such requirements may result in events of default, the accelerated repayment of amounts owed under the facility and/or the termination of the facility.

Such requirements include:

•
Financial Covenants. Financial covenants include, among others, requirements with respect to minimum tangible net worth, maximum leverage ratio, minimum consolidated liquidity and minimum unrestricted cash.

•
Portfolio Performance Covenants. Portfolio performance covenants include, among others, requirements that the pool not exceed certain default and delinquency rates and that the excess spread on the pool not be less than stated minimum levels. Excess spread is generally the amount by which income received by RAOD during a collection period (primarily interest collections and fees) exceeds its fees and expenses during such collection period (including interest expense, servicing fees and charged-off receivables).

•
Other Events. Other events may include, among others, change of control events, certain insolvency-related events, events constituting a servicer default, an inability to engage a replacement backup servicer following termination of the current backup servicer, the occurrence of certain events of default or acceleration under other facilities, the inability or failure by us to transfer loans to RAOD as required, failure to make required payments or deposits, ERISA-related events, events related to the entry of an order decreeing dissolution that remains undischarged, events related to the entry or filing of judgments, attachments or certain tax liens that remain undischarged, and events related to breaches of terms, representations, warranties or affirmative and restrictive covenants. Restrictive covenants, among other things, impose limitations or restrictions on RAOD’s ability to pay dividends, redeem its stock or similar equity interests, make payments in order to retire or obtain the surrender of warrants, options or similar rights, or the ability of RAOD to incur additional indebtedness, make investments, engage in transactions with affiliates, sell assets, consolidate or merge, make changes in the nature of its business and create liens.

Following an event of default under the RAOD Facility, collections on the collateral are applied to repay principal rather than being available on a revolving basis to fund the origination activities of our business. Moreover, we will act as servicer with respect to the small business loans held by RAOD. If we default in its servicing obligations or fails to meet certain financial covenants, an event of default could occur and/or the Company could be replaced by a designated backup servicer or another replacement servicer.

The foregoing description of the RAOD Facility does not purport to be complete and is qualified in its entirety by reference to the RAOD Facility, which is filed as Exhibit 10.2 to this report and incorporated herein by reference. At June 30, 2015, there were $28.2 million in borrowings outstanding under this facility.

PORT Debt Facility

On June 12, 2015, Prime OnDeck Receivable Trust, LLC, or PORT, one of our wholly-owned subsidiaries, established a new asset-backed revolving debt facility, the PORT Facility, by and among PORT, as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent for the Class A Revolving Lenders, referred to as the PORT Administrative Agent, and Wells Fargo Bank, N.A., as Paying Agent and as Collateral Agent for the Secured Parties. We may obtain funding through the PORT Facility, subject to customary borrowing conditions, in addition to our other funding sources.

The following table summarizes certain aspects of the PORT Facility:

Facility Size	$100 million
Borrowing Base Advance Rate	85% (Class A)
Interest Rate	LIBOR + 2.25% (Class A)
Commitment Termination Date	June 12, 2017

The PORT Facility also contemplates the introduction, at PORT’s election, of one or more Class B Revolving Lenders (provided such Lenders are reasonably approved by the PORT Administrative Agent) resulting in Class B commitments of up to $11,765,000, thereby potentially increasing the facility size to up to $111,765,000. The borrowing base advance rate for Class B revolving loans is 95%. The interest rate for Class B revolving loans will not exceed LIBOR + 6.00%.

Under the PORT Facility, the Lenders party thereto commit to make loans to PORT, the proceeds of which are used to finance PORT’s purchase of small business loans from us in a transaction structured to be bankruptcy remote. The revolving pool of small business loans purchased by PORT serves as collateral for the loans made to PORT under the PORT Facility. PORT is required to repay the borrowings from collections received on the loans.

PORT can voluntarily repay and re-borrow principal amounts under the PORT Facility subject to satisfaction of borrowing conditions, including borrowing base requirements. In order for our loans to be eligible for purchase by PORT under this facility, they must meet all applicable eligibility criteria. Eligibility criteria include, among others, that the applicable loan is denominated in U.S. dollars, that the customer under such loan had a certain minimum OnDeck Score at the time of underwriting, that such loan was originated in accordance with our underwriting policies and that such loan is a legal, valid and binding obligation of the obligor under such loan. PORT’s collateral pool is subject to certain concentration limits that, when exceeded, will require PORT to add or maintain additional collateral and, if not cured, an event of default will occur. Concentration limitations include, among others, geography, industry, minimum credit scores, time in business and outstanding principal balance.

The loans and other assets to be transferred by us to PORT in connection with the PORT Facility will be owned by PORT, will be pledged to secure the payment of the obligations incurred by PORT, will be assets of PORT and will not be available to satisfy any of our obligations. Lenders under the PORT Facility do not have direct recourse to On Deck Capital, Inc.

Our ability to utilize the PORT Facility is subject to PORT’s compliance with various covenants and other specified requirements of the facility. The failure to comply with such requirements may result in events of default, the accelerated repayment of amounts owed under the facility, often referred to as an early amortization event, and/or the termination of the facility.

Such requirements include:

•
Financial Covenants. Financial covenants include, among others, requirements with respect to minimum tangible net worth, maximum leverage ratio, minimum consolidated liquidity and minimum unrestricted cash.

•
Portfolio Performance Covenants. Portfolio performance covenants include, among others, requirements that the pool not exceed certain delinquency rates and that the excess spread on the pool not be less than stated minimum levels. Excess spread is generally the amount by which collections received by PORT during a collection period (primarily interest and fees) exceed its fees and expenses during such collection period (including interest expense, servicing fees and charged-off receivables).

•
Other Events. Other events may include, among others, change of control events, certain insolvency-related events, events constituting a servicer default, an inability to engage a replacement backup servicer following termination of the current backup servicer, the occurrence of certain events of default or acceleration under other facilities, the inability or failure by us to transfer loans to PORT as required, failure to make required payments or deposits, ERISA-related events, events related to the entry of an order decreeing dissolution that remains undischarged, events related to the entry or filing of judgments, attachments or certain tax liens that remain undischarged, failure to effect a specified securitization involving the collateral by December 12, 2016, and events related to breaches of terms, representations, warranties or affirmative and restrictive covenants. Restrictive covenants, among other things, impose limitations or restrictions on PORT’s ability to pay dividends, redeem its stock or similar equity interests, make payments in order to retire or obtain the surrender of warrants, options or similar rights, or the ability of PORT to incur additional indebtedness, make investments, engage in transactions with affiliates, sell assets, consolidate or merge, make changes in the nature of its business and create liens.

Following an event of default or an early amortization event under the PORT Facility, collections on the collateral are applied to repay principal. So long as such events are continuing, PORT may not make additional borrowings under the PORT Facility.

Moreover, we will act as servicer with respect to the small business loans held by PORT. If we default on our its servicing obligations or fails to meet certain financial or other covenants, an event of default could occur and/or we could be replaced by a designated backup servicer or another replacement servicer.

The foregoing description of the PORT Facility does not purport to be complete and is qualified in its entirety by reference to the PORT Facility, which is filed as Exhibit 10.3 to this report and incorporated herein by reference. At June 30, 2015, there were $15.0 million in borrowings outstanding under this facility.
Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Except as disclosed below, there have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

As a result of our growing Canadian operations and our expansion to Australia, at June 30, 2015, we are subject to greater foreign currency exchange rate risk as compared to December 31, 2014. Foreign currency exchange rate risk is the possibility that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. To date, we have not utilized derivative instruments to hedge this risk since we deem the risk, in our opinion, to be insignificant relative to the potential costs of acquiring and maintaining such hedges. We may in the future elect to utilize derivative instruments to hedge our foreign currency exchange rate risk, however, there can be no assurance that any such hedging strategy will be effective in mitigating these risks.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level to ensure information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information required to be disclosed by us in our reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Two separate putative class actions were filed in August 2015  in the United States District Court for the Southern District of New York against us, certain of our executive officers, our directors and certain or all of the underwriters of our initial public offering, or IPO.  The suits allege that the registration statement for our IPO contained materially false and misleading statements regarding, or failed to disclose, specified information in violation of the Securities Act of 1933, as amended.   The suits seek a determination that the case is a proper class action and/or certification of the plaintiff as a class representative, rescission or a rescissory measure of damages and/or unspecified damages, interest, attorneys’ fees and other fees and costs.  The Company intends to defend itself vigorously in these matters, although at this time we cannot predict the outcome.
From time to time we are subject to other legal proceedings and claims in the ordinary course of business. The results of such matters cannot be predicted with certainty. However, we believe that the final outcome of any such current matters will not result in a material adverse effect on our consolidated financial condition, consolidated results of operations or consolidated cash flows.

Item 1A.	Risk Factors
For a discussion of certain risk factors affecting us, see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014; and "Cautionary Note Regarding Forward-Looking Statements" in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 17, 2014 pursuant to Rule 424(b)(4). During the quarter ended June 30, 2015 (the period covered by this report), pending their application, the net proceeds from our IPO were maintained as described in our final prospectus.

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
Date: August 11, 2015

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia Senior Vice President (Principal Accounting Officer)
Date: August 11, 2015

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
10.1
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of May 22, 2015, by and among On Deck Asset Management Company, LLC, the Lender party thereto and WC 2014-1, LLC, as Administrative Agent for the Lenders.
		Filed herewith.
10.2
Credit Agreement, dated as of May 22, 2015, by and among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto from time to time, SunTrust Bank, as Administrative Agent for the Class A Revolving Lenders, and Wells Fargo Bank, N.A., as Paying Agent and as Collateral Agent for the Secured Parties.
		Filed herewith.
10.3
Credit Agreement, dated as of June 12, 2015, by and among Prime OnDeck Receivable Trust, LLC, as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent  for the Class A Revolving Lenders and Wells Fargo Bank, N.A., as Paying Agent and as Collateral Agent for the Secured Parties.
		Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by Chief Executive Officer.	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.