Form 10-Q
period 2015-09-30
On Deck Capital Inc
filed 2015-11-10
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
The number of shares of the registrant’s common stock outstanding as of October 31, 2015 was 69,974,770.

On Deck Capital, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$165,713	$220,433
Restricted cash	35,496	29,448
Loans	512,392	504,107
Less: Allowance for loan losses	(52,587)	(49,804)
Loans, net of allowance for loan losses	459,805	454,303
Loans held for sale	6,849	1,523
Deferred debt issuance costs	4,428	5,374
Property, equipment and software, net	18,232	13,929
Other assets	18,125	4,622
Total assets	$708,648	$729,632
Liabilities and equity
Liabilities:
Accounts payable	$2,553	$4,065
Interest payable	695	819
Funding debt	351,185	387,928
Corporate debt	—	12,000
Accrued expenses and other liabilities	24,739	14,215
Total liabilities	379,172	419,027
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 69,949,413 and 69,031,719 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	365	360
Treasury stock—at cost	(5,843)	(5,656)
Additional paid-in capital	453,439	442,969
Accumulated deficit	(123,682)	(127,068)
Accumulated other comprehensive loss	(669)	—
Total On Deck Capital, Inc.'s stockholders’ equity	323,610	310,605
Noncontrolling interest	5,866	—
Total equity	329,476	310,605
Total liabilities and equity	$708,648	$729,632
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Interest income	$48,624	$40,661	$147,571	$99,873
Gain on sales of loans	16,789	1,642	35,178	4,569
Other revenue	1,985	1,206	4,418	3,131
Gross revenue	67,398	43,509	187,167	107,573
Cost of revenue:
Provision for loan losses	16,239	17,359	54,865	47,011
Funding costs	5,126	4,090	14,941	12,531
Total cost of revenue	21,365	21,449	69,806	59,542
Net revenue	46,033	22,060	117,361	48,031
Operating expense:
Sales and marketing	15,847	8,325	43,503	21,799
Technology and analytics	11,111	4,649	29,904	11,357
Processing and servicing	3,352	2,235	9,070	5,928
General and administrative	12,146	6,142	31,722	13,968
Total operating expense	42,456	21,351	114,199	53,052
Income (loss) from operations	3,577	709	3,162	(5,021)
Other expense:
Interest expense	(70)	(55)	(250)	(274)
Warrant liability fair value adjustment	—	(300)	—	(9,122)
Total other expense	(70)	(355)	(250)	(9,396)
Income (loss) before provision for income taxes	3,507	354	2,912	(14,417)
Provision for income taxes	—	—	—	—
Net income (loss)	3,507	354	2,912	(14,417)
Accretion of dividends on redeemable convertible preferred stock	—	(3,628)	—	(9,828)
Net loss attributable to noncontrolling interest	226	—	458	—
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$3,733	$(3,274)	$3,370	$(24,245)
Net income (loss) per share attributable to On Deck Capital, Inc. common stockholders:
Basic	$0.05	$(0.51)	$0.05	$(4.43)
Diluted	$0.05	$(0.51)	$0.04	$(4.43)
Weighted-average common shares outstanding:
Basic	69,678,742	6,424,586	69,472,636	5,470,998
Diluted	75,125,740	6,424,586	75,414,348	5,470,998
Comprehensive income (loss):
Net income (loss)	$3,507	$354	$2,912	$(14,417)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,215)	—	(1,215)	—
Comprehensive income (loss)	2,292	354	1,697	(14,417)
Comprehensive loss attributable to noncontrolling interests	546	—	546	—
Net loss attributable to noncontrolling interest	226	—	458	—
Comprehensive income (loss) attributable to On Deck Capital, Inc. common stockholders	$3,064	$354	$2,701	$(14,417)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$2,912	$(14,417)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	54,865	47,011
Depreciation and amortization	4,621	2,848
Amortization of debt issuance costs	2,130	2,010
Stock-based compensation	8,065	1,447
Loss on disposal	—	774
Warrant liability fair value adjustment	—	9,127
Amortization of net deferred origination costs	26,041	19,366
Gain on sales of loans	(35,178)	(4,569)
Provision for unfunded loan commitment	1,915	151
Common stock warrant issuance	—	64
Gain on extinguishment of debt	(182)	—
Changes in operating assets and liabilities:
Other assets	(11,053)	(3,986)
Accounts payable	59	2,584
Interest payable	(124)	(403)
Accrued expenses and other liabilities	10,313	3,894
Originations of loans held for sale	(314,134)	(77,000)
Payments of net deferred origination costs of loans held for sale	(12,142)	(3,985)
Proceeds from sale of loans held for sale	342,825	83,536
Principal repayments of loans held for sale	8,757	788
Net cash provided by operating activities	89,690	69,240
Cash flows from investing activities
Change in restricted cash	(6,061)	(7,773)
Purchases of property, equipment and software	(5,115)	(7,411)
Capitalized internal-use software	(3,219)	(2,137)
Originations of term loans and lines of credit, excluding rollovers into new originations	(809,319)	(605,332)
Proceeds from sale of loans held for investment	106,007	—
Payments of net deferred origination costs	(20,578)	(24,151)
Principal repayments of term loans and lines of credit	639,918	372,550
Net cash used in investing activities	(98,367)	(274,254)
Cash flows from financing activities
Proceeds from exercise of stock options and warrants	227	4,044
Payments of initial public offering costs	(1,845)	—
Purchase of shares for treasury	(184)	—
Investment by noncontrolling interest	7,069	—
Proceeds from the issuance of redeemable convertible preferred stock	—	77,000
Proceeds from the issuance of funding debt	159,557	428,535
Payments of debt issuance costs	(1,185)	(4,964)

	Nine Months Ended September 30,
	2015	2014
Repayment of funding debt principal	(196,118)	(269,629)
Repayment of corporate debt principal	(12,000)	(12,000)
Net cash (used in) provided by financing activities	(44,479)	222,986
Effect of exchange rate changes on cash and cash equivalents	(1,564)	—
Net (decrease) increase in cash and cash equivalents	(54,720)	17,972
Cash and cash equivalents at beginning of period	220,433	4,670
Cash and cash equivalents at end of period	$165,713	$22,642
Supplemental disclosure of other cash flow information
Cash paid for interest	$11,739	$10,966
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$597	$159
Loans transferred from loans held for sale to loans	$1,348	$—
Accrued deferred offering costs	$—	$1,350
Unpaid principal balance of term loans rolled into new originations	$194,218	$105,974
Accretion of dividends on redeemable convertible preferred stock	$—	$9,828

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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") as contained in the Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (“ASC”) for interim financial information. All intercompany transactions and accounts have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the full year or the results for any future periods. We have reclassified certain prior-period amounts to conform to the current period’s presentation. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, including the related notes, and the other information contained in our Annual Report on Form 10-K for the year ended December 31, 2014. When used in these notes to condensed consolidated financial statements, the terms "we," "us," "our" or similar terms refers to On Deck Capital, Inc. and its consolidated subsidiaries.
In the second quarter of 2015, we acquired a 55% interest in On Deck Capital Australia PTY LTD ("OnDeck Australia") with the remaining 45% owned by non-affiliated parties. In the third quarter of 2015, we acquired a 67% interest in Lancelot QBFOD LLC with the remaining 33% owned by Intuit Inc. ("Intuit"). We have entered into the transaction involving OnDeck Australia with local partners to facilitate providing financing products to small businesses in Australia. We and Intuit jointly invested in Lancelot QBFOD LLC to provide integrated access to line of credit financing to Intuit customers utilizing Intuit's customer data. We consolidate the financial position and results of operations of OnDeck Australia and Lancelot QBFOD LLC. The noncontrolling interest, which is presented as a separate component of our consolidated equity, represents the minority owners' proportionate share of the equity of the jointly owned entities. The noncontrolling interest is adjusted for the minority owners' share of the earnings, losses, investments and distributions.
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
Loans and Loans Held for Sale
Loans
We originate term loans and lines of credit (collectively, “loans”) that are generally short term in nature and require daily or weekly repayments. We have both the ability and intent to hold these loans to maturity. When we originate a term loan, the borrower grants us a security interest in its assets. We may or may not perfect our security interest by publicly filing a financing statement. Loans are carried at amortized cost, reduced by a valuation allowance for loan losses estimated as of the balance sheet dates. In accordance with ASC Subtopic 310-20, Nonrefundable Fees and Other Costs, the amortized cost of a loan is equal to the unpaid principal balance, plus net deferred origination costs. Net deferred origination costs are comprised of certain direct origination costs, net of all loan origination fees received. Loan origination fees include fees charged to the borrower related to origination that increase the loan’s effective interest yield. Direct origination costs in excess of loan origination fees received are included in the loan balance and amortized over the term of the loan using the effective interest method. Loan origination costs are limited to direct costs attributable to originating a loan, including commissions and personnel costs directly related to the time spent by those individuals performing activities related to loan origination. Additionally, when a term loan is originated in conjunction with the extinguishment of a previously issued term loan, also known as a renewal, we determine whether this is a new loan or a modification to an existing loan in accordance with ASC 310-20. If accounted for as a new loan, any remaining unamortized net deferred costs are recognized when the new loan is originated. Further, when a renewal is accounted for as a new loan, the cash flows of the origination and related net deferred origination costs of that new loan are presented as operating cash outflows on the Statement of Cash Flows if the renewal is designated to be sold or as investing cash outflows if the renewal is designated to be held for investment. If a renewal is accounted for as a modification, any remaining unamortized net deferred costs are amortized over the life of the modified loan. Further, when a renewal is accounted for as a modification, the additional cash flows associated with the origination and related net deferred origination costs of that modification are presented on the Statement of Cash Flows within the same section as the originally issued term loan prior to renewal.
Loans Held for Sale
OnDeck Marketplace® is a program whereby we originate and sell certain term loans to third-party institutional investors and retain servicing rights. We sell these whole loans to purchasers in exchange for a cash payment. A portion of our loans are originated for the purpose of being sold through OnDeck Marketplace. These whole loans are initially classified as held for sale within a short period of time from the initial funding when the whole loan is identified for sale and a plan exists for the sale. A loan that is initially designated as held for sale or held for investment may be reclassified when our intent for that loan changes. When a loan held for sale is reclassified to held for investment, the loan is recorded at amortized costs and an appropriate provision for loan loss is recorded. When a loan held for investment is reclassified to held for sale, any allowance for loan loss related to that loan will be released. Loans held for sale, inclusive of net deferred origination costs, are recorded at the lower of amortized cost or fair value until the loans are sold or reclassified.
Servicing Rights
We service loans that we have sold to third parties and upon such sale, we may recognize a servicing asset or liability, collectively referred to as servicing rights. Receiving more than adequate compensation, as defined by ASC Topic 860 Transfers and Servicing, results in the recognition of a servicing asset. Receiving less than adequate compensation results in a servicing liability. Servicing assets and liabilities are recorded at fair value and are presented as a component of other assets or accrued expenses and other liabilities, respectively. The initial recognition of a servicing asset results in a corresponding increase to gain on sales of loans. The initial recognition of a servicing liability results in a corresponding decrease to gain on sales of loans. Subsequent adjustments to the fair value of servicing rights are recognized as an adjustment to other revenue.
We utilize industry-standard modeling, such as discounted cash flow models, to arrive at an estimate of fair value and may utilize independent service providers to assist in the valuation process. Significant assumptions used in valuing our servicing rights are as follows:

•
Adequate compensation: We estimate adequate compensation as the rate a willing market participant would require to service loans with similar characteristics as those in the serviced portfolio. In the event of a lack of transparency and quantity of transactions related to trades of servicing rights of comparable loans (i.e., loans with comparable terms, unpaid principal balances, renewal rates and default rates) we may consider the actual cost incurred as an appropriate proxy for what a market participant would require to service the loans.

•	Discount rate: For servicing rights on loans, the discount rate reflects the time value of money and a risk premium intended to reflect the amount of compensation market participants would require.

•
Renewal rate: We estimate the timing and probability that a borrower may renew their loan in advance of scheduled repayment, thus reducing the projected unpaid principal balance and expected term of the loan, which are used to project future servicing revenues.

•
Default rate: We estimate the timing and probability of loan defaults and write-offs, thus reducing the projected unpaid principal balance and expected term of the loan, which are used to project future servicing revenues.

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
Accrual for Unfunded Loan Commitments and Off-Balance Sheet Credit Exposures
For our line of credit product we estimate probable losses on unfunded loan commitments similarly to the ALLL process and include the calculated amount in accrued expenses and other liabilities. We believe the accrual for unfunded loan commitments is sufficient to absorb estimated probable losses related to these unfunded credit commitments. The determination of the adequacy of the accrual is based on evaluations of the unfunded credit commitments, including an assessment of the probability of commitment usage, credit risk factors for lines of credit outstanding to these customers and the terms and expiration dates of the unfunded credit commitments. As of September 30, 2015 and December 31, 2014, our off-balance sheet credit exposure related to the undrawn line of credit balances was $65.1 million and $28.7 million, respectively. The related accrual for unfunded loan commitments was $3.2 million and $1.3 million as of September 30, 2015 and December 31, 2014, respectively. Net adjustments to the accrual for unfunded loan commitments are included in general and administrative expenses.
Accrual for Third-Party Representations
We have made certain representations to third parties that purchase loans through OnDeck Marketplace. There are no restricted assets related to the underlying loan sale agreements. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the loans, such as fraudulent loan repurchase obligations or excess loss indemnification obligations, would be accrued if probable and estimable in accordance with ASC 450, Contingencies. As of September 30, 2015 and December 31, 2014, we have recorded a liability of $0.3 million and $0, respectively, related to estimated post-sale obligations.
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
For the nine months ended September 30, 2015 and 2014, all sales met the requirements for sale treatment in accordance with ASC Topic 860, Transfers and Servicing. We record the gain or loss on the sale of a loan at the sale date in an amount equal to the proceeds received, adjusted for initial recognition of servicing assets or liabilities obtained at the date of sale, less outstanding principal and net deferred origination costs.

Other Revenue
Other revenue includes servicing revenue related to loans previously sold, fair value adjustments to servicing rights, marketing fees earned from our issuing bank partner, which are recognized as the related services are provided, and monthly fees charged to customers for our line of credit products.
Stock-Based Compensation
In accordance with ASC Topic 718, Compensation—Stock Compensation, all stock-based compensation provided to employees is measured based on the grant-date fair value of the awards and recognized as compensation expense on a straight-line basis over the period during which the award holder is required to perform services in exchange for the award (the vesting period). We issue stock options to employees and directors, which are valued using the Black-Scholes-Merton Option Pricing Model to estimate the fair value of stock options. The use of the option valuation model requires subjective assumptions, including the fair value of our common stock, the expected term of the option and the expected stock price volatility, which is based on our stock as well as our peer companies. We issue restricted stock units ("RSUs") to employees and directors, which are measured based on the fair values of the underlying stock on the dates of grant. Additionally, the recognition of stock-based compensation expense requires an estimation of the number of options and RSUs that will ultimately vest and the number of options and RSUs that will ultimately be forfeited. Estimated forfeitures are subsequently adjusted to reflect actual forfeiture.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue Recognition, which creates ASC 606, Revenue from Contracts with Customers, and supersedes ASC 605, Revenue Recognition. ASU 2014-09 requires revenue to be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services as described in ASU 2014-09. In July 2015, the FASB voted to defer the effective date of the new revenue standard by one year. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of December 15, 2016. We are currently in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC 835-30, Interest - Imputation of Interest. ASU 2015-03 requires entities to change the presentation of debt issuance costs in the financial statements. Under the ASU, an entity will be required to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. This accounting standard is effective beginning January 1, 2016. We are currently assessing the impact this accounting standard will have on our consolidated financial statements.
3. Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per common share is calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$3,507	$354	$2,912	$(14,417)
Less: net loss attributable to noncontrolling interest	226	—	458	—
Less: Accretion of dividends on redeemable convertible preferred stock	—	(3,628)	—	(9,828)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$3,733	$(3,274)	$3,370	$(24,245)
Denominator:
Basic weighted-average common shares outstanding	69,678,742	6,424,586	69,472,636	5,470,998
Weighted average effect of dilutive securities:
Stock options	5,151,449	—	5,607,795	—
RSUs and restricted stock	16,531	—	52,229	—
Warrants to purchase common stock	279,018	—	281,688	—
Diluted weighted-average common shares outstanding	75,125,740	6,424,586	75,414,348	5,470,998
Net income (loss) attributable to On Deck Capital, Inc. common stockholders per common share:
Basic	$0.05	$(0.51)	$0.05	$(4.43)
Diluted	$0.05	$(0.51)	$0.04	$(4.43)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Anti-Dilutive Common Share Equivalents
Redeemable convertible preferred stock:
Series A	—	4,438,662	—	4,438,662
Series B	—	11,263,702	—	11,263,702
Series C	—	9,735,538	—	9,735,538
Series C-1	—	2,311,440	—	2,311,440
Series D	—	14,467,756	—	14,467,756
Series E	—	5,234,546	—	5,234,546
Warrants to purchase redeemable convertible preferred stock	—	305,000	—	305,000
Warrants to purchase common stock	22,000	3,307,526	309,792	3,307,526
RSUs and restricted stock	1,120,030	—	1,163,580	—
Employee stock purchase program	18,176	—	18,176	—
Stock options	5,344,263	9,970,802	10,928,551	9,970,802
Total anti-dilutive common share equivalents	6,504,469	61,034,972	12,420,099	61,034,972

The weighted-average exercise price for warrants to purchase 2,516,288 shares of common stock was $9.51 as of September 30, 2015 and December 31, 2014. For the three and nine months ended September 30, 2015, a warrant to purchase

2,206,496 shares of common stock was excluded from diluted weighted-average shares outstanding and anti-dilutive common share equivalents as performance conditions had not been met.
4. Loans, Allowance for Loan Losses and Loans Held for Sale
Loans consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Term loans	$455,701	$466,386
Lines of credit	48,613	24,177
Total unpaid principal balance	504,314	490,563
Net deferred origination costs	8,078	13,544
Total loans	$512,392	$504,107

The activity in the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance - beginning of period	$53,052	$31,900	$49,804	$19,443
Provision for loan losses	16,239	17,359	54,865	47,011
Loans charged off	(18,839)	(10,403)	(57,853)	(28,462)
Recoveries of loans previously charged off	2,135	900	5,771	1,764
Allowance for loan losses - end of period	$52,587	$39,756	$52,587	$39,756
We originate most of the loans in our portfolio and also purchase loans from an issuing bank partner. During the three months ended September 30, 2015 and 2014 we purchased loans in the amount of $56.1 million and $48.4 million, respectively. During the nine months ended September 30, 2015 and 2014 we purchased loans in the amount of $159.6 million and $122.8 million, respectively.
We typically sell previously charged-off loans to a third-party debt collector. The proceeds from these sales are recorded as a component of the recoveries of loans previously charged-off. For the three months ended September 30, 2015 and 2014, previously charged-off loans sold accounted for $1.5 million and $0.8 million of recoveries, respectively. For the nine months ended September 30, 2015 and 2014, previously charged-off loans sold accounted for $4.4 million and $1.4 million of recoveries, respectively.
The following table illustrates the unpaid principal balance of loans related to non-delinquent, paying and non-paying delinquent loans as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Non-delinquent loans	$442,922	$430,689
Delinquent: paying (accrual status)	35,585	40,049
Delinquent: non-paying (non-accrual status)	25,807	19,825
Total	$504,314	$490,563
The balance of the allowance for loan losses for non-delinquent loans was $24.4 million and $20.5 million as of September 30, 2015 and December 31, 2014, respectively, while the balance of the allowance for loan losses for delinquent loans was $28.2 million and $29.3 million as of September 30, 2015 and December 31, 2014, respectively.

The following table shows an aging analysis of the unpaid principal balance of loans by delinquency status as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
By delinquency status:
Non-delinquent loans	$442,922	$430,689
1-14 calendar days past due	23,824	23,954
15-29 calendar days past due	9,435	9,462
30-59 calendar days past due	9,443	10,707
60-89 calendar days past due	6,825	7,724
90 + calendar days past due	11,865	8,027
Total unpaid principal balance	$504,314	$490,563
5. Servicing Rights
As of September 30, 2015 and December 31, 2014, we serviced term loans we sold with remaining unpaid principal balance of $270.3 million and $79.7 million, respectively. During the three months ended September 30, 2015 and 2014, we sold through OnDeck Marketplace loans with an unpaid principal balance of $169.0 million and $21.7 million, respectively, and during the nine months ended September 30, 2015 and 2014 we sold loans with an unpaid principal balance of $404.1 million and $75.0 million, respectively.
For the three months ended September 30, 2015 and 2014, we earned $1.3 million and $0.2 million of servicing revenue, respectively. For the nine months ended September 30, 2015 and 2014, we earned $2.7 million and $0.6 million of servicing revenue, respectively.
The following table summarizes the activity related to the fair value of our servicing assets for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Fair value at the beginning of period (Level 3)	$78	$—
Addition:
Servicing resulting from transfers of financial assets	1,466	1,544
Changes in fair value:
Change in inputs or assumptions used in the valuation model	972	972
Other changes in fair value (1)	(264)	(264)
Fair value at the end of period	$2,252	$2,252
  ___________
(1) Represents changes due to collection of expected cash flows through September 30, 2015.

6. Debt
The following table summarizes our outstanding debt as of September 30, 2015 and December 31, 2014:

Description	Type	Maturity Date	Interest Rates at September 30, 2015	September 30, 2015	December 31, 2014
				(in thousands)
Funding Debt:
ODAST Agreement	Securitization Facility	May 2018	3.4%	$174,978	$174,972
ODART Agreement	Revolving	September 2016 (1)	3.2%	38,258	105,598
ODAC Agreement	Revolving	May 2017	8.5%	23,698	32,733
ODAP Agreement	Revolving	August 2017	5.0%	14,634	56,686
PORT Agreement	Revolving	June 2017	2.4%	34,966	—
RAOD Agreement	Revolving	May 2017	3.2%	40,476	—
SBAF Agreement	Revolving	Various (2)	7.0%	16,238	16,740
Partner Synthetic Participations	Term	Various (3)	Various	7,937	1,199
				351,185	387,928
Corporate Debt:
Square 1 Agreement	Revolving	October 2015 (1)	4.5%	—	12,000
				$351,185	$399,928
  ___________

(1)	Subsequent to September 30, 2015 maturity was extended as described below

(2)	Maturity dates range from December 2015 through August 2017

(3)	Maturity dates range from October 2015 through September 2017

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

On August 13, 2015, an amendment was made to the ODAP Agreement converting the Lenders’ obligation from a commitment to make revolving loans to ODAP of up to $75 million to an agreement under which the Lenders are allowed to make, on an uncommitted basis, revolving loans to ODAP of up to $100 million; extending the revolving termination date (i.e., the period during which ODAP is permitted to request the advance of revolving loans) by approximately one year to August 13, 2016 and the amortization period end date by approximately one year to August 13, 2017; increasing the borrowing advance rate; and various other changes.

On October 2, 2015 an amendment was made to the Square 1 Agreement which extended the date of maturity from October 2015 to October 2016, added a minimum monthly interest payment and modified certain financial and portfolio covenants.

On October 7, 2015 an amendment was made to the ODART Agreement extending the date of maturity from September 2016 to September 2017. As a result of the amendment, the Class A revolving loans will bear interest at a rate of Cost of Funds plus 2.25% and, at ODART's request, the Class B revolving lending commitment was terminated, reducing the total facility to $150 million.  At ODART’s election, the $17.6 million Class B revolving commitment can be reintroduced which would restore the facility to $167.6 million. The borrowing base will be 95% and the interest rate will  be LIBOR plus 7.00% for such Class B revolving loans.  The amendment will further allow for a specified portion of the financing for weekly paying term loans.

7. Redeemable Convertible Preferred Stock

The following table presents a summary of activity for the preferred stock issued and outstanding for the nine months ended September 30, 2014 (in thousands):

	Series A	Series B	Series C	Series C-1	Series D	Series E	Total Amount
Balance, January 1, 2014	$2,559	$22,918	$24,749	$5,401	$62,716	$—	$118,343
Issuance of preferred stock	—	—	—	—	—	76,985	76,985
Exercise of preferred stock warrants	—	5,982	—	7,225	—	—	13,207
Accretion of dividends on preferred stock	98	960	1,226	306	3,610	3,628	9,828
Balance, September 30, 2014	$2,657	$29,860	$25,975	$12,932	$66,326	$80,613	$218,363

All redeemable convertible preferred stock automatically converted into shares of common stock upon close of our initial public offering in December 2014. As of September 30, 2015 we had no redeemable convertible preferred stock outstanding.
8. Income Tax
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
We have not incurred any income tax during the three and nine months ended September 30, 2015 and 2014 due to one or more of the following reasons:
• the book losses incurred during those periods;
• the anticipated and known book losses for years ending December 31, 2015 and ended 2014, respectively, or;

•	the significant deferred tax assets available for application should permanent and temporary differences from book income yield taxable income.
We claimed deductions on our U.S. federal tax return for certain expenses related to our initial public offering that were validated at the level of substantial authority, but did not exceed the "more likely than not" threshold. Deductions that are not deemed more likely than not to withstand examination by a taxing authority are considered to be "uncertain tax positions" as defined in ASC 740 Income Taxes. We estimate the tax-effected exposure of these deductions to be approximately $2.2 million. These deductions did not result in any change to our tax payable or our provision for income taxes, both of which were $0 as of and for the nine months ended September 30, 2015, as we would have been in a loss position for both book and tax purposes without regard to these deductions. These deductions will increase our deferred tax asset as well as the corresponding valuation allowance. There will be no financial statement benefit derived from this additional deferred tax asset until such time as the valuation allowance is released.
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
9. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

We evaluate our financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. Due to the lack of transparency and quantity of transactions related to trades of servicing rights of comparable loans, we utilize an income valuation technique to estimate fair value. We utilize industry-standard modeling, such as discounted cash flow models, to arrive at an estimate of fair value and may utilize independent service providers to assist in the valuation process. This determination requires significant judgment.

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 (in thousands):

	September 30, 2015
Description	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$2,252	$2,252
Total assets	$—	$—	$2,252	$2,252

There were no transfers between levels during the nine months ended September 30, 2015.

The following tables presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurement at September 30, 2015.

Servicing Rights

	September 30, 2015
	Unobservable input	Weighted Average
Servicing assets	Discount rate	30.00%
	Cost of service(1)	0.07%
	Renewal rate	43.44%
	Default rate	6.43%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance.

The weighted averages above are indicative of the range for discount rate, cost of service and default rate. The renewal rate had a range of 35.44% to 50.91% during the three months ended September 30, 2015. The above unobservable inputs were consistent during the three months ended September 30, 2015 when servicing right assets were initially recognized.

Changes in certain of the unobservable inputs noted above may have a significant impact on the fair value of our servicing asset. The following table summarizes the effect adverse changes in estimate would have on the value of the servicing asset that we carry at fair value as of September 30, 2015 given a hypothetical changes in default rate and cost to service (in thousands):

Servicing Assets
Default rate assumption:
Default rate increase of 25%	(92)
Default rate increase of 50%	(182)
Cost to service assumption:
Cost to service increase by 25%	(53)
Cost to service increase by 50%	(106)
We had no servicing assets or liabilities as of December 31, 2014.
Warrant Liability
The following table presents the changes in the Level 3 instruments measured at fair value on a recurring basis for the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Warrant liability balance - beginning of period	$13,272	$4,446
Exercise of warrants	(10,770)	(10,766)
Change in fair value	300	9,122
Warrant liability balance - end of period	$2,802	$2,802

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

A hypothetical increase or decrease in assumed asset volatility of 10% in the option pricing model would result in an immaterial impact to the fair value of the warrants as of September 30, 2014. In the unaudited consolidated statements of operations, changes in fair value are included in warrant liability fair value adjustment.

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
The carrying amounts of certain of our financial instruments, including loans and loans held for sale, approximate fair value due to their short-term nature and are considered Level 3. The carrying amount of our financing obligations, such as fixed-rate debt, approximates fair value, by considering the borrowing rates currently available to us for financing obligations with similar terms and credit risks.
10. Noncontrolling Interest
The following table summarizes changes in equity, including the equity attributable to noncontrolling interests, for the nine months ended September 30, 2015:

	Nine Months Ended September 30, 2015
	On Deck Capital, Inc's stockholders' equity	Noncontrolling interest	Total
Balance as of January 1, 2015	310,605	—	310,605
OnDeck Australia capitalization	—	6,870	6,870
Net income (loss)	3,370	(458)	2,912
Stock based compensation	8,065	—	8,065
Exercise of options and warrants	2,422	—	2,422
Other	(183)	—	(183)
Cumulative translation adjustment	(669)	(546)	(1,215)
Balance at September 30, 2015	323,610	5,866	329,476

Comprehensive loss:
Net loss	3,370	(458)	2,912
Other comprehensive income (loss):
Foreign currency translation adjustment	(669)	(546)	(1,215)
Comprehensive income (loss)	2,701	(1,004)	1,697

11. Stock-Based Compensation
Stock-based compensation includes both stock options and RSUs.
The following table summarizes the assumptions used for estimating the fair value of stock options granted during the nine months ended September 30, 2015:

Nine Months Ended September 30, 2015
Risk-free interest rate	1.65 - 2.13%
Expected term (years)	5.51 - 6.04
Expected volatility	41.30 - 46.51%
Dividend yield	0%
Weighted-average grant date fair value per option	$5.70

The following is a summary of option activity during the nine months ended September 30, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2015	10,371,472	$4.59
Granted	1,611,617	$13.84
Exercised	(676,446)	$1.06
Forfeited	(352,790)	$6.34
Expired	(25,302)	$4.49
Outstanding at September 30, 2015	10,928,551	$6.10	8.06	$52,548
Exercisable at September 30, 2015	4,602,723	$2.43	7.18	$34,974
Vested or expected to vest as of September 30, 2015	10,589,511	$5.90	8.06	$52,024
In addition, as of September 30, 2015 we had 1,155,008 RSUs outstanding.
Stock-based compensation expense was attributed to the following line items in our accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales and marketing	$1,012	$167	$2,180	$325
Technology and analytics	778	142	1,719	290
Processing and servicing	227	65	530	126
General and administrative	1,690	435	3,636	706
Total	$3,707	$809	$8,065	$1,447
Total compensation cost related to nonvested awards not yet recognized as of September 30, 2015 was $22.9 million and will be recognized over a weighted-average period of approximately 3.04 years. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2015 was $1.8 million and $9.7 million, respectively.

12. Commitments and Contingencies

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
In April 2015, we provided notice of termination to the landlord of our current office space in Denver, Colorado resulting in a termination fee of $0.4 million which is included in general and administrative expense for the nine months ended September 30, 2015. The lease is scheduled to expire in January 2016.
In June 2015, we entered into a sublease in Denver, Colorado (the "New Denver Lease") as the subtenant. The New Denver Lease is for approximately 72,000 square feet with an average monthly fixed rent payment of approximately $144,000. The New

Denver Lease also provides for a tenant improvement allowance not to exceed $2.6 million. The lease has a term of 124 months after the commencement date.

Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and loans. We hold cash, cash equivalents and restricted cash in accounts at regulated domestic financial institutions in amounts that may exceed FDIC insured amounts and at non-U.S. financial institutions where deposited amounts may be uninsured. We believe these institutions to be of acceptable credit quality and we have not experienced any related losses to date.
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
Contingencies
Two separate putative class actions were filed in August 2015 in the United States District Court for the Southern District of New York against us, certain of our executive officers, our directors and certain or all of the underwriters of our initial public offering, or IPO.  The suits allege that the registration statement for our IPO contained materially false and misleading statements regarding, or failed to disclose, specified information in violation of the Securities Act of 1933, as amended.   The suits seek a determination that the case is a proper class action and/or certification of the plaintiff as a class representative, rescission or a rescissory measure of damages and/or unspecified damages, interest, attorneys’ fees and other fees and costs.The deadline for seeking lead plaintiff status was October 5, 2015.  The court has not ruled on the pending motion for consolidation of the two suits into a single case, the appointment of a lead plaintiff and approval of plaintiff’s counsel. The Company intends to defend itself vigorously in these matters, although at this time we cannot predict the outcome.
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
Important factors that could cause or contribute to such differences include risks relating to: our ability to attract potential customers to our platform; the degree to which potential customers apply for loans, are approved and borrow from us; anticipated trends, growth rates, sources of growth and challenges in our business and in the markets in which we operate; the ability of our customers to repay loans and our ability to accurately assess creditworthiness; our ability to adequately reserve for loan losses; the continuing impact of our implementation of certain additional compliance measures related to our funding advisor channel; changes in our product distribution channel mix or our funding mix; our ability to anticipate market needs and develop new and enhanced offerings to meet those needs; interest rates and origination fees on loans; maintaining and expanding our customer base; the impact of competition in our industry and innovation by our competitors; our anticipated growth and growth strategies, including the possible introduction of new products and possible expansion in existing or new international markets, and our ability to effectively manage that growth and our expenses; our reputation and possible adverse publicity about us or our industry; the availability, cost and sources of our funding; our failure to anticipate or adapt to future changes in our industry; our ability to hire and retain necessary qualified employees; the lack of customer acceptance or failure of our products; our reliance on our third-party service providers; the evolution of technology affecting our offerings and our markets; our compliance with applicable local, state, federal and applicable non-U.S laws, rules and regulations and their application and interpretation, whether existing, modified or new; our ability to adequately protect our intellectual property; the effect of litigation or other disputes to which we are or may be a party; the increased expenses and administrative workload associated with being a public company; failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; our liquidity and working capital requirements; the estimates and estimate methodologies used in preparing our condensed consolidated financial statements; the future trading prices of our common stock, the impact of securities analysts’ reports and shares eligible for future sale on these prices; our ability to prevent or discover security breaks, disruption in service and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of our platform or adversely impact our ability to service our loans; and other risks, including those described elsewhere in this report and under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 and in other documents that we file with the Securities and Exchange Commission, or SEC, from time to time which are available on the SEC website at www.sec.gov.
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
Overview
We are a leading platform for small business lending. We are seeking to transform small business lending by making it efficient and convenient for small businesses to access capital. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources to assess the creditworthiness of small businesses rapidly and accurately. Small businesses can apply for a term loan or line of credit on our website in minutes and, using our proprietary OnDeck Score®, we can make a funding decision immediately and transfer funds as fast as the same day. Since 2007, we have originated more than $3 billion in loans. Our loan originations increased at a compound annual growth rate of 159% from 2012 to 2014 and had year-over-year growth rates of 54% and 67% for the three months and nine months ended September 30, 2015, respectively. We originated $482.7 million in loans in the third quarter of 2015.
We generate the majority of our revenue through interest income and fees earned on our term loans and lines of credit. Our term loans are obligations of small businesses with fixed dollar repayments, in principal amounts ranging from $5,000 to $500,000 and with maturities of 3 to 36 months while our line of credit product ranges from $5,000 to $100,000, repayable within six months of the date of the latest funds draw. We earn interest on the balance outstanding and charge a monthly fee as long as the line of credit is available. We also generate revenue by selling some of our term loans to third-party institutional investors through OnDeck Marketplace®. In September 2015, in response to the unmet demand of larger, higher credit quality businesses, we began offering term loans up to $500,000 with terms as long as 36 months as compared to our previous limits of $250,000 and 24 months and we also increased the maximum size of our line of credit product from $25,000 to $100,000.
The balance of our revenue comes from our loan servicing and other fee income, which primarily consists of fees we receive for servicing loans we have sold to third-party institutional investors and marketing fees from our issuing bank partner.
We rely on a diversified set of funding sources for the capital we use in our lending activities, consisting of debt facilities, loan sales to investors through OnDeck Marketplace and securitization. As of September 30, 2015, we had $176.2 million outstanding and $491.7 million total borrowing capacity under our debt facilities (excluding our securitization described below), subject to borrowing conditions. We have sold approximately $579.8 million of loans to OnDeck Marketplace investors from October 2013 through September 30, 2015 including $415.8 million during the nine months ended September 30, 2015. Amounts of loans sold through Marketplace refer to carrying value which is unpaid principal balance plus net deferred origination costs, unless otherwise indicated. In addition, we completed our first securitization transaction in May 2014, pursuant to which we issued debt that is secured by a revolving pool of OnDeck small business loans. We raised approximately $175 million from this securitization transaction. We completed our initial public offering, or IPO, in December 2014 from which we raised $210.0 million, net of underwriting discounts and commissions and offering expenses. We have also used proceeds from our preferred stock financings, IPO and operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Originations	$482,653	$312,889	$1,317,672	$788,306
Unpaid Principal Balance	$504,314	$422,050	$504,314	$422,050
Average Loans	$513,156	$391,034	$521,710	$323,539
Loans Under Management	$781,357	$466,350	$781,357	$466,350
Effective Interest Yield	37.9%	41.6%	37.7%	41.2%
Marketplace Gain on Sale Rate	9.7%	7.4%	8.5%	5.8%
Average Funding Debt Outstanding	$359,784	$304,758	$376,471	$252,152
Cost of Funds Rate	5.7%	5.4%	5.3%	6.6%
Provision Rate	5.1%	6.0%	6.1%	6.6%
Reserve Ratio	10.4%	9.4%	10.4%	9.4%
15+ Day Delinquency Ratio	7.5%	5.4%	7.5%	5.4%
Adjusted EBITDA	$8,962	$2,611	$15,848	$(726)
Adjusted Net Income (Loss)	$7,440	$1,463	$11,435	$(3,848)
Originations
Originations represent the total principal amount of the term loans we made during the period, plus the total amount drawn on lines of credit during the period. Many of our repeat customers renew their loans before their existing loan is fully repaid. In accordance with industry practice, originations of such repeat loans are presented as the full renewal loan principal, rather than the net funded amount, which would be the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans referred to, and funded by, our issuing bank partner and later purchased by us are included as part of our originations.
The number of weekends and holidays in a period can impact our business. Many small businesses tend to apply for loans on weekdays, and their businesses may be closed at least part of a weekend and on holidays. In addition, our loan fundings and automated customer loan repayments only occur on weekdays (excluding bank holidays).
Unpaid Principal Balance
Unpaid Principal Balance represents the total amount of principal outstanding for term loans held for investment and amounts outstanding under lines of credit at the end of the period. It excludes net deferred origination costs, allowance for loan losses and any loans sold or held for sale at the end of the period.
Average Loans
Average Loans for the period is the simple average of total loans as of the beginning of the period and as of the end of each quarter in the period. Total loans represents the Unpaid Principal Balance, plus net deferred origination costs.
Loans Under Management
Loans Under Management represents the Unpaid Principal Balance plus the amount of principal outstanding for loans held for sale, excluding net deferred origination costs, plus the amount of principal outstanding of term loans we serviced for others at the end of the period.
Effective Interest Yield

Effective Interest Yield is the rate of return we achieve on loans outstanding during a period, which is our annualized interest income divided by Average Loans.
Net deferred origination costs in total loans consist of deferred origination fees and costs. Deferred origination fees include fees paid up front to us by customers when loans are funded and decrease the carrying value of loans, thereby increasing the Effective Interest Yield. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to loan origination and increase the carrying value of loans, thereby decreasing the Effective Interest Yield.
Recent pricing trends are discussed under the subheading "Key Factors Affecting Our Performance - Pricing."
Marketplace Gain on Sale Rate
Marketplace Gain on Sale Rate equals our gain on sale revenue from loans sold through OnDeck Marketplace divided by the carrying value of loans sold, which includes both unpaid principal balance sold and the remaining carrying value of the net deferred origination costs. A portion of loans regularly sold through Marketplace are or may be loans which were initially designated as held for investment upon origination. The portion of such loans sold in a given period may vary materially dependent upon market conditions and other circumstances.
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
Provision Rate
Provision Rate equals the provision for loan losses divided by the difference between total originations and marketplace originations. See " - Key Factors Affecting Our Performance - Pricing." Because we reserve for probable credit losses inherent in the portfolio upon origination, this rate is significantly impacted by the expectation of credit losses for the period’s originations volume. This rate may also be impacted by changes in loss expectations for loans originated prior to the commencement of the period. A portion of loans regularly sold through Marketplace are or may be loans which were initially designated as held for investment upon origination. The portion of such loans sold in a given period may vary materially dependent upon market conditions and other circumstances.
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
The 15+ Day Delinquency Ratio is impacted by the degree of seasoning in the portfolio, given loans are more likely to experience delinquency as they age. The average loan age weighted by unpaid principal balance is shown in the table below. Because we are retaining a smaller percentage of new loans on our balance sheet as we have increased sales through OnDeck

Marketplace, our average loan age has increased. As a result, the 15+ Day Delinquency Ratio has increased since the October 2013 launch of Marketplace, though we saw some improvement subsequent to the first quarter of 2015 which was achieved in part through improved collections efforts. The second quarter and third quarter 2015 improvements of the 15+ Day Delinquency Ratio over the first quarter were achieved despite the aggregate Marketplace sales in those quarters of $321.0 million of loans, which shifted the mix of current to delinquent loans on our books.

	Q3 2015	Q2 2015	Q1 2015	Q4 2014	Q3 2014	Q2 2014	Q1 2014	Q4 2013	Q3 2013	Q2 2013	Q1 2013
15+ Day Delinquency Ratio	7.5%	8.0%	8.4%	7.3%	5.4%	6.1%	7.2%	7.6%	6.9%	6.9%	7.8%
Average Loan Age Weighted by Unpaid Principal Balance (months)	3.6	3.7	3.6	3.4	3.1	3.1	3.0	3.1	3.0	3.0	3.0
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
Adjusted EBITDA
Adjusted EBITDA represents our net income (loss), adjusted to exclude interest expense associated with debt used for corporate purposes (rather than funding costs associated with lending activities), income tax expense, depreciation and amortization, stock-based compensation expense and warrant liability fair value adjustments. Stock-based compensation includes employee compensation as well as compensation to third party service providers.
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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;

•	Adjusted EBITDA does not reflect interest associated with debt used for corporate purposes or tax payments that may represent a reduction in cash available to us; and

•	Adjusted EBITDA does not reflect the potential costs we would incur if certain of our warrants were settled in cash.
The following table reconciles net income (loss) to Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Adjusted EBITDA
Net income (loss)	$3,507	$354	$2,912	$(14,417)
Interest expense	70	55	250	274
Income tax expense	—	—	—	—
Depreciation and amortization	1,678	1,093	4,621	2,848
Stock-based compensation	3,707	809	8,065	1,447
Warrant liability fair value adjustment	—	300	—	9,122
Adjusted EBITDA	$8,962	$2,611	$15,848	$(726)
Adjusted Net Income (Loss)
Adjusted Net Income (Loss) represents our net income (loss) adjusted to exclude net loss attributable to noncontrolling interest, stock-based compensation expense and warrant liability fair value adjustment, each on the same basis and with the same limitations as described above for Adjusted EBITDA.
The following table reconciles net income (loss) to Adjusted Net Income (Loss) for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Adjusted Net Loss
Net income (loss)	$3,507	$354	$2,912	$(14,417)
Adjustments:
Net loss attributable to noncontrolling interest	226	—	458	—
Stock-based compensation	3,707	809	8,065	1,447
Warrant liability fair value adjustment	—	300	—	9,122
Adjusted Net Income (Loss)	$7,440	$1,463	$11,435	$(3,848)
Key Factors Affecting Our Performance
Investment in Long-Term Growth
In order to achieve long-term growth, we make significant investments in acquiring new customers, broadening our distribution capabilities through strategic partners, enhancing our data and analytics capabilities, extending customer lifetime value and expanding internationally. Among other investments, we have expanded our product offering to include term loan products with terms up to 36 months and principal amounts up to $500,000 and have expanded to Australia. We plan to continue to invest significant resources to accomplish these goals, and we anticipate that our operating expense will continue to increase for the foreseeable future, particularly our sales and marketing and technology and analytics expenses. These investments are intended to contribute to our long-term growth, but they may affect our near-term financial performance.
Originations
Our 2015 originations of $416.0 million, $419.0 million and $482.7 million in the first, second and third quarters, respectively, have increased relative to the corresponding prior year periods by 83.0%, 68.9% and 54.3%. The third quarter 2015 total originations growth rate over the second quarter 2015 was 15.2%. Factors that affected originations in the third quarter included:
(i) Our improved marketing execution which increased response rates and origination activity following the correction of the second quarter marketing inefficiencies. During the second quarter, our direct channel experienced lower than expected loan originations from our direct marketing campaigns due to inefficiencies in some of our targeted marketing efforts as well as intensified competitive marketing activity. During the third quarter, originations in the direct channel benefited from the increased effectiveness of the marketing campaign as we were able to reach the proper target market.
(ii) The continued increase in both the number of units and average term loan size as well as continued growth in our line of credit product.
We originate term loans and lines of credit to customers who are new to OnDeck, as well as to repeat customers. Our ability to increase adoption of our products within our existing customer base will be important to our future growth. We believe our significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in products and services. Repeat customers generally comprise our highest quality loans, given that many repeat customers require additional financing for growth or expansion. From our 2013 customer cohort, customers who took at least three loans grew their revenue and bank balance on average by 27% and 47%, respectively, from their initial loan to their third loan. On average, their OnDeck Score increased by 24 points, enabling us to grow their average loan amount by 108% while decreasing their annual percentage rate, or APR, by 21.1 percentage points. In order for a current customer to qualify for a new term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

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

Our customers generally pay between $0.003 to $0.04 per month in interest for every dollar they borrow under one of our term loans, with the actual amount typically driven by the length of term of the particular loan. In general, term loans are primarily quoted in “Cents on Dollar,” or COD, and lines of credit are quoted with an interest rate. Given the use case and payback period associated with our shorter term products, we believe many of our customers prefer to understand pricing on a “dollars in, dollars out” basis and are primarily focused on total payback cost.

We believe that our product pricing has historically fallen between traditional bank loans to small businesses and certain non-bank small business financing alternatives such as merchant cash advances. The weighted average pricing on our originations has declined over time as measured by both average “Cents on Dollar” borrowed per month and APR as shown in the table below.

	Q3 2015	Q2 2015	Q1 2015	Q4 2014	Q3 2014	Q2 2014	Q1 2014	Q4 2013	Q3 2013	Q2 2013	Q1 2013
Weighted Average Term Loan "Cents on Dollar" Borrowed, per Month	1.86¢	2.04¢	2.15¢	2.23¢	2.24¢	2.38¢	2.53¢	2.60¢	2.62¢	2.71¢	2.73¢
Weighted Average APR - Term Loans and Lines of Credit	42.7%	46.5%	49.3%	51.2%	52.8%	56.7%	59.9%	61.8%	62.9%	65.0%	65.9%

The weighted average APR for term loans and lines of credit declined from 63.4% for the year ended December 31, 2013 to 54.4% for the year ended December 31, 2014, and further declined to 42.7% for the three months ended September 30, 2015. We attribute this pricing shift from 2013 to longer average loan term lengths, increased originations from our lower cost direct and strategic partner channels as a percentage of total originations, the growth of our line of credit product, which is priced at a lower APR level than our term loans, and our continued efforts to pass savings on to customers through rate reductions and successively lower origination fees for repeat customers. During the second quarter of 2015, we introduced our customer loyalty program, under which we reduce interest rates for repeat customers, who historically have exhibited stronger credit characteristics than new customers, demonstrated successful loan history by paying down previous loans, and generated stronger unit economics in part due to the lower CAC of a repeat customer. This aligns with our goal of building long-term partnerships with our customers. We anticipate that the full impact of this newly introduced loyalty program will take several quarters to manifest itself, as the program has only been in existence for two quarters whereas the average term length of a term loan is approximately 12 months. Accordingly, we expect this loyalty program to continue to reduce pricing for several additional quarters. We believe that the lifetime value of a customer is increased through our loyalty program and that such increase offsets the impact of loyalty program's lower pricing.

“Cents on Dollar” borrowed reflects the total interest to be paid by a customer to us for each dollar of principal borrowed, and does not include the loan origination fee. As of September 30, 2015 the APRs of our term loans outstanding ranged from 8.9% to 98.4% and the APRs of our lines of credit outstanding ranged from 13% to 50%. Because many of our loans are short term in nature and APR is calculated on an annualized basis, we believe that small business customers tend to evaluate term loans, especially those of a year or less, primarily on a “Cents on Dollar” borrowed basis rather than APR.  While annualized rates like APR may help a borrower compare loans that have a term greater than 12 months, for loans of 12 months or less, an annualized rate may be is less useful because it is sensitive to duration and therefore works best for comparing loans of identical durations.  We believe that for such short-term loans, Cents on Dollar, or similar measures that provide total interest expense, give a borrower important information to compare loans and make an educated decision.  Despite these limitations, we are providing APRs for prior periods as supplemental information for comparative purposes.  Historically, we have not used APR as an internal metric to evaluate performance of our business or as a basis to compensate our employees or to measure their performance. The interest on commercial business loans is also tax deductible as permitted by law compared to typical personal loans which do not provide a tax deduction. APR does not give effect to the small business customer’s possible tax deductions and cash savings associated with business related interest expenses.
We consider Effective Interest Yield, or EIY, as a key pricing metric. EIY is the rate of return we achieve on loans outstanding during a period, which is our annualized interest income divided by Average Loans. Our EIY differs from APR in that it takes into account deferred origination fees and deferred origination costs. Deferred origination fees include fees paid up front to us by customers when loans are funded and decrease the carrying value of loans, thereby increasing the EIY. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to loan origination and increase the carrying value of loans, thereby decreasing the Effective Interest Yield.
In addition to individual loan pricing and the number of days in a period, there are many other factors that can affect EIY, including:

•
Channel Mix - In general, loans originated from the direct and strategic partner channels have lower EIYs than loans from the funding advisor channel primarily due to their lower rates, lower acquisition costs and lower loss rates.  The direct and strategic partner channels have, in the aggregate, increased from 47.5% to 60.6% to 75.5% of total originations in the third quarters of 2013, 2014 and 2015, respectively. We expect the direct and strategic partner channels to continue to grow as a percentage of the overall channel mix as we continue to focus on growing these historically higher-quality originations.

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower EIYs, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher EIY loans because total payback is typically higher compared to a shorter length term for the same principal loan amount.  Since the introduction of our 24-month and 36-month term loan products, the average length of new term loan originations has increased from 9.8 to 11.5 to 12.3 months in the third quarters of 2013, 2014 and 2015, respectively.

•
Customer Type Mix - In general, loans originated from repeat customers have lower EIYs than loans from new customers.  This is primarily due to the fact that repeat customers typically have a higher OnDeck Score and are deemed to be lower risk.  In addition, repeat customers are more likely to be approved for longer terms than new customers given their established payment history and lower risk profiles. Finally, origination fees are generally reduced or waived and interest rates are lower for repeat customers due to our loyalty pricing, contributing to lower EIYs.  Originations from repeat customers increased in the third quarter of 2015 compared to the third quarter of 2014 and in both periods was greater than 50% but less than 60%.

•
Product Mix - In general, loans originated from line of credit customers have lower EIYs than loans from term loan customers.  This is primarily due to the fact that lines of credit are expected to have longer lifetime usage than term loans, enabling more time to recoup upfront acquisition costs.  In the third quarter of 2015, the average line of credit APR was 35.5%, compared to the average term loan APR which was 43.1%.  Further, draws from line of credit customers have increased from 0% to 5.0% to 9.2% of total originations in the third quarters of 2013, 2014 and 2015, respectively. As we expand the availability and market awareness of our 24-month and 36-month term loan products, we expect the product mix to result in a further reduction of EIY although it is not possible to estimate the impact since such impact is dependent upon the ultimate volume achieved by those new products which cannot yet be determined.

•
Marketplace Loan Sales - Since its inception in October 2013 through the first quarter of 2015, Marketplace sales had a negligible effect on EIY due to the fact that loans were typically sold within several days of origination resulting in immaterial increases to interest income. In the second quarter of 2015, EIY was impacted by Marketplace loan sales, in particular because we sold seasoned loans in addition to newly originated loans we typically sell through Marketplace. Sales of seasoned loans resulted in a higher EIY for the quarter because we earned interest income on those loans for a longer period during the quarter than loans typically sold through Marketplace (increasing the numerator of the EIY formula by approximately $2.0 million), and removed the loans from our balance sheet, reducing Average Loans (decreasing the denominator of the EIY formula). Our EIY was also positively impacted by Marketplace loan sales in the third quarter of 2015. We earn interest income during the period we hold loans prior to sale. During the third quarter, we held those loans for a longer period of time than loans typically sold through Marketplace (increasing the numerator by approximately $3.5 million). During the third quarter of 2015, we sold $173.7 million of loans through OnDeck Marketplace representing an 18% increase over the second quarter of 2015.

Marketplace originations are defined as loans that, at origination or upon renewal, are designated to be sold. Our Marketplace originations come from one of the following two origination sources:
•New loans which are designated at origination to be sold, referred to as "Originations of loans held for sale;" and
•Loans which were originally designated as held for investment that are subsequently designated to be sold at the time of their renewal and which are considered modified loans, referred to as "Originations of loans held for investment, modified;"
The following table summarizes the initial principal of originations of the aforementioned two sources as it relates to the statement of cash flows during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015		2014
Originations of loans held for sale	128,820	23,323	314,134		77,000
Originations of loans held for investment, modified	38,371	—	72,134		—
Marketplace originations	167,191	23,323	386,268	[1]	77,000
  __________________
1 The nine months ended September 30, 2015 excludes the sale of $25,591 of loans held for investment, which were not initially designated for sale at origination or upon renewal.

Although Marketplace loan sales had a positive impact on EIY, the pricing reductions which resulted from the numerous items discussed above generated an offsetting impact, rendering EIY comparable from the second quarter to the third quarter.

Since 2013, as part of our continuing initiative to reduce pricing while controlling risk, our EIY has generally declined quarter over quarter. Our EIY for both the second and third quarters of 2014 was 41.2%. For the first quarter of 2015, our EIY declined to 36.7%, increased to 37.6% in the second quarter and further increased to 37.9% by the third quarter of 2015. This increase in EIY was attributable to additional business days in each successive quarter of 2015 relative to the first quarter and because a portion of loans sold through Marketplace in the second quarter of 2015 were seasoned loans originated prior to the second quarter. Excluding the impact of additional business days and the sale of seasoned loans, EIY would have declined in the second quarter of 2015 compared to the first quarter and further declined in the third quarter.

We expect our pricing to continue to gradually decline as our originations continue to shift towards our direct and strategic partner channels and repeat customers take advantage of our loyalty pricing.
Customer Acquisition Costs
Our customer acquisition costs, or CACs, reflect the efficiency of our direct marketing costs in attracting new customers. Our CACs differ depending upon the acquisition channel. CACs in our direct channel include the commissions paid to our internal sales force and expenses associated with direct mail, social media and other online marketing activities. CACs in our strategic partner channel include commissions paid to our internal sales force and strategic partners. CACs in our funding advisor channel include commissions paid to our internal sales force and funding advisors. Our CACs in our strategic partner and funding advisor channels trended lower sequentially as a percentage of originations from the respective channels, as a result of lower commissions as a percentage of their respective originations. Additionally, while re-certification impacted originations growth in the funding advisor channel, it had a positive impact on acquisition costs as we are now focused on working with only our highest quality funding advisors, leading to lower CACs sequentially in this channel for the third quarter.
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

•
Loan Losses. Our underwriting process is designed to limit our loan losses to levels compatible with our business strategy and financial model. Our aggregate loan loss rates from 2012 through 2014 have been consistent with our financial targets. Our overall loan losses are affected by a variety of factors, including external factors such as prevailing economic conditions, seasonality, general small business sentiment and unusual events such as natural disasters and adverse weather, as well as internal factors such as the accuracy of the OnDeck Score, the effectiveness of our underwriting process and the introduction of new products with which we have less experience to draw upon when forecasting their loss rates. Our loan loss rates may vary in the future.

•
Funding Costs. Changes in macroeconomic conditions may affect generally prevailing interest rates, and such effects may be amplified or reduced by other factors such as fiscal and monetary policies, economic conditions in other markets and other factors. Interest rates may also change for reasons unrelated to economic conditions. To the extent that interest rates rise, our funding costs will increase and the spread between our Effective Interest Yield and our Cost of Funds Rate may narrow to the extent we cannot correspondingly increase the payback rates we charge our customers. As we have grown, we have generally been able to lower our Cost of Funds Rate by negotiating more favorable interest rates on our debt and accessing new sources of funding, such as OnDeck Marketplace and the securitization markets. While we will continue to seek to lower our Cost of Funds Rate, an increase in interest rates or access to financing facilities that offer us greater flexibility could result in an increase of our cost of funds. Our Cost of Funds Rate increased from 5.0% in the second quarter to 5.7% in the third quarter of 2015. The majority of the increase was due to the amortization of additional debt financing costs related to our new debt facilities and certain unused commitment fees. The increase also reflected growth in our partner synthetic participation program. Should our cost of funds decrease in the future, we do not expect that our Cost of Funds Rate will decline as significantly as it did between 2012 and 2014.

Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by cohort. Net lifetime charge-offs are the unpaid principal balance charged off less recoveries of loans previously charged off, and a given cohort’s net lifetime charge-off ratio equals the cohort’s net lifetime charge-offs through September 30, 2015 divided by the cohort’s total original loan volume. Repeat loans in both the numerator and denominator include the full renewal loan principal, rather than the net funded amount, which is the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment. Loans originated and charged off between January 1, 2012 and September 30, 2015 were on average charged off near the end of their loan term. The chart immediately below includes all term loan originations, regardless of funding source, including loans sold through OnDeck Marketplace or held for sale on our balance sheet.

Net Charge-off Ratios by Cohort Through September 30, 2015

Principal Outstanding as of September 30, 2015	0.0%	0.2%	5.1%	27.3%	55.1%	87.2%

The following chart displays the historical lifetime cumulative net charge-off ratios by origination year. The chart reflects all term loan originations, regardless of funding source, including loans sold through OnDeck Marketplace or held for sale on our balance sheet. The data is shown as a static pool for annual cohorts, illustrating how the cohort has performed given equivalent months of seasoning.
Given our loans are typically charged off after 90 days of nonpayment, all cohorts reflect approximately 0% for the first three months in the chart below.

Net Cumulative Lifetime Charge-off Ratios
All Loans

Originations	2012	2013	2014	Q1 2015	Q2 2015	Q3 2015
All term loans (in thousands)	$173,246	$455,931	$1,100,957	$384,703	$381,490	$438,017
Weighted average term (months)	9.2	10.0	11.2	11.9	11.9	12.3
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
Gain on Sales of Loans. In October 2013, we began selling term loans to third-party institutional investors through OnDeck Marketplace. We record a gain or loss on the sale of a loan at the sale date in an amount equal to the proceeds received, adjusted for initial recognition of servicing assets or liabilities obtained at the date of sale, less outstanding principal and net deferred origination costs.

Other Revenue. Our other revenue includes servicing revenue related to loans previously sold, fair value adjustments to servicing rights, marketing fees earned from our issuing bank partner, which are recognized as the related services are provided, and monthly fees charged to customers for our line of credit products.
Cost of Revenue
Provision for Loan Losses. Provision for loan losses consists of amounts charged to income during the period to maintain an allowance for loan losses, or ALLL, estimated to be adequate to provide for probable credit losses inherent in our existing loan portfolio. Our ALLL represents our estimate of the expected credit losses inherent in our portfolio of term loans and lines of credit and is based on a variety of factors, including the composition and quality of the portfolio, loan specific information gathered through our collection efforts, delinquency levels, our historical charge-off and loss experience and general economic conditions. We expect our aggregate provision for loan losses to increase in absolute dollars as the amount of term loans and lines of credit we originate and hold on our balance sheet increases.
Funding Costs. Funding costs consist of the interest expense we pay on the debt we incur to fund our lending activities, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining this debt, such as banker fees, origination fees and legal fees. Such costs are expensed immediately upon early extinguishment of the related debt. We expect funding costs to continue to increase in absolute dollars in the near future as we incur additional debt to support future term loan and line of credit originations. In addition, funding costs as a percentage of gross revenue will fluctuate based on the applicable interest rates payable on the debt we incur to fund our lending activities and OnDeck Marketplace revenue mix. While we will continue to seek to lower our Cost of Funds Rate, an increase in interest rates or access to financing facilities that offer us greater flexibility could result in an increase of our cost of funds. Should our cost of funds decrease in the future, we do not expect that our Cost of Funds Rate will decline as significantly as it did between 2012 and 2014.
Operating Expense
Operating expense consists of sales and marketing, technology and analytics, processing and servicing, and general and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses and stock-based compensation expense, comprise a significant component of each of these expense categories. We expect our stock-based compensation expense to increase in the future. The number of employees related to these operating expense categories was 444 and 603 at December 31, 2014 and September 30, 2015, respectively. We expect to continue to hire new employees in order to support our growth strategy. All operating expense categories also include an allocation of overhead, such as rent and other overhead, which is based on employee headcount.
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
Comparison of Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$48,624	72.1%	$40,661	93.4%	$7,963	19.6%
Gain on sales of loans	16,789	24.9	1,642	3.8	15,147	922.5
Other revenue	1,985	3.0	1,206	2.8	779	64.6
Gross revenue	67,398	100.0	43,509	100.0	23,889	54.9
Cost of revenue:
Provision for loan losses	16,239	24.1	17,359	39.9	(1,120)	(6.5)
Funding costs	5,126	7.6	4,090	9.4	1,036	25.3
Total cost of revenue	21,365	31.7	21,449	49.3	(84)	(0.4)
Net revenue	46,033	68.3	22,060	50.7	23,973	108.7
Operating expenses:
Sales and marketing	15,847	23.5	8,325	19.2	7,522	90.4
Technology and analytics	11,111	16.5	4,649	10.7	6,462	139.0
Processing and servicing	3,352	5.0	2,235	5.1	1,117	50.0
General and administrative	12,146	18.0	6,142	14.1	6,004	97.8
Total operating expenses	42,456	63.0	21,351	49.1	21,105	98.8
Income from operations	3,577	5.3	709	1.6	2,868	404.5
Other (expense) income:
Interest expense	(70)	(0.1)	(55)	(0.1)	(15)	27.3
Warrant liability fair value adjustment	—	—	(300)	(0.7)	300	(100.0)
Total other (expense) income:	(70)	(0.1)	(355)	(0.8)	285	(80.3)
Income before provision for income taxes	3,507	5.2	354	0.8	3,153	890.7
Provision for income taxes	—	—	—	—	—	—
Net income	$3,507	5.2%	$354	0.8%	$3,153	890.7%

Revenue

	Three Months Ended September 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$48,624	72.1%	$40,661	93.4%	$7,963	19.6%
Gain on sales of loans	16,789	24.9	1,642	3.8	15,147	922.5
Other revenue	1,985	3.0	1,206	2.8	779	64.6
Gross revenue	$67,398	100.0%	$43,509	100.0%	$23,889	54.9%

Gross revenue increased by $23.9 million, or 54.9%, from $43.5 million in the third quarter of 2014 to $67.4 million in the third quarter of 2015. This growth was attributable, in part, to the growth of Marketplace as gain on sales of loans increased by $15.1 million, from $1.6 million in the third quarter of 2014 to $16.8 million in the third quarter of 2015. This growth was attributable to a $151.4 million increase in the sale of term loans through Marketplace and an increase in Marketplace Gain on Sale Rate from 7.4% in the third quarter of 2014 to 9.7% in the third quarter of 2015.

Interest income increased by $8.0 million, or 19.6%, primarily driven by an increase in Average Loans. In the third quarter of 2015, Originations increased 54.3% to $482.7 million compared to the third quarter of 2014 and over the same period, our Average Loans increased 31.2% from $391.0 million to $513.2 million.  As a result of the increase in term length and other factors described under the subheading "Key Factors Affecting Our Performance - Pricing," Effective Interest Yield on loans outstanding declined from 41.6% in the third quarter of 2014 to 37.9% in the third quarter of 2015.
Cost of Revenue

	Three Months Ended September 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$16,239	24.1%	$17,359	39.9%	$(1,120)	(6.5)%
Funding costs	5,126	7.6	4,090	9.4	1,036	25.3
Total cost of revenue	$21,365	31.7%	$21,449	49.3%	$(84)	(0.4)%
Provision for Loan Losses. Provision for loan losses decreased by $1.1 million, or 6.5%, from $17.4 million in the third quarter of 2014 to $16.2 million in the third quarter of 2015. The decrease in provision for loan losses was primarily attributable to an improved credit outlook and stronger performance in our portfolio resulting in a $5.5 million reserve release. This decrease, in part, occurred due to the increase in sales of loans through OnDeck Marketplace as a percentage of originations in the third quarter of 2015. Although we recognize revenue on loans over their term, we provide for probable credit losses on the loans at the time they are originated and then adjust periodically based on actual performance and changes in loss expectations. As a result, we believe that our Provision Rate (provision for loan losses divided by the new originations volume of loans held for investment and not sold in a period), rather than provision for loan losses as a percentage of gross revenue, provides more useful insight into our operating performance. The Provision Rate decreased from 6.0% in the third quarter of 2014 to 5.1% in the third quarter of 2015. This drop in Provision Rate was primarily attributable to the previously mentioned improved outlook and stronger performance of our portfolio.

Funding Costs. Funding costs increased by $1.0 million, or 25.3%, from $4.1 million in the third quarter of 2014 to $5.1 million in the third quarter of 2015. The increase in funding costs was primarily attributable to the increases in our aggregate outstanding borrowings and the increase in our partner synthetic participation substantially offset by our lower contractual interest rates on our debt facilities. Our Average Funding Debt Outstanding during the third quarter of 2015 was $359.8 million as compared to $304.8 million in the third quarter of 2014. The Cost of Funds Rate increased from 5.4% in the third quarter of 2014 to 5.7% in the third quarter of 2015. The majority of the increase was due to the amortization of additional debt financing costs related to our new debt facilities and certain unused commitment fees. The increase also reflected growth in our partner synthetic participation program. As a percentage of gross revenue, funding costs decreased from 9.4% in the third quarter of 2014 to 7.6% in the third quarter of 2015. The decrease in funding costs as a percentage of gross revenue was primarily the result of more favorable interest rates on our debt facilities associated with our lending activities and the growth of OnDeck Marketplace, as a substantial portion of loans sold through OnDeck Marketplace do not incur funding costs from our debt facilities.
Operating Expense
Sales and Marketing

	Three Months Ended September 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$15,847	23.5%	$8,325	19.2%	$7,522	90.4%
Sales and marketing expense increased by $7.5 million, or 90.4%, from $8.3 million in the third quarter of 2014 to $15.8 million in the third quarter of 2015. The increase was in part attributable to a $5.0 million increase in direct marketing, general marketing and advertising costs as we expanded our marketing programs to drive increased customer acquisition and brand awareness. In addition, salaries and personnel-related costs increased $2.5 million primarily as a result of an increased in the number of personnel necessary to support our sales and marketing efforts.
Technology and Analytics

	Three Months Ended September 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$11,111	16.5%	$4,649	10.7%	$6,462	139.0%
Technology and analytics expense increased by $6.5 million, or 139.0%, from $4.6 million in the third quarter of 2014 to $11.1 million in the third quarter of 2015. The increase was primarily attributable to a $4.1 million increase in salaries and personnel-related costs, as we increased the number of technology personnel developing our platform, as well as analytics personnel to further improve upon algorithms underlying the OnDeck Score and our marketing models. In addition, we incurred a $2.1 million increase in amortization of capitalized internal-use software costs, investments related to our technology platform and costs to support our larger employee base.

Processing and Servicing

	Three Months Ended September 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$3,352	5.0%	$2,235	5.1%	$1,117	50.0%
Processing and servicing expense increased by $1.1 million, or 50.0%, from $2.2 million in the third quarter of 2014 to $3.4 million in the third quarter of 2015. The increase was primarily attributable to a $0.8 million increase in salaries and personnel-related costs, as we increased the number of processing and servicing personnel to support the increased volume of loan applications and approvals and increased loan servicing requirements.
General and Administrative

	Three Months Ended September 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$12,146	18.0%	$6,142	14.1%	$6,004	97.8%
General and administrative expense increased by $6.0 million, or 97.8%, from $6.1 million in the third quarter of 2014 to $12.1 million in the third quarter of 2015. The increase was primarily attributable to a $2.7 million increase in salaries and personnel-related costs, including rent, as we increased the number of general and administrative personnel in the later period to support the growth of our business and to meet the operational needs of operating as a public company. We recorded an additional $1.1 million of expense in the third quarter of 2015 related to the accrual for losses on the unfunded portion of our lines of credit, due to the growth of that product. We incurred a $1.4 million increase in legal, insurance, tax, accounting, and consulting services in the third quarter of 2015, mainly due to the additional costs of operating as a public company. Finally, we incurred a loss of $0.6 million related to foreign currency transactions and holdings associated with the decline in the value of the Canadian dollar relative to the U.S. dollar. These increases were partially offset by a loss on disposal of $0.8 million in the third quarter of 2014 related to the termination of a lease, where no such expense was incurred in third quarter of 2015.

Comparison of Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$147,571	78.8%	$99,873	92.9%	$47,698	47.8%
Gain on sales of loans	35,178	18.8	4,569	4.2	30,609	669.9
Other revenue	4,418	2.4	3,131	2.9	1,287	41.1
Gross revenue	187,167	100.0	107,573	100.0	79,594	74.0
Cost of revenue:
Provision for loan losses	54,865	29.3	47,011	43.7	7,854	16.7
Funding costs	14,941	8.0	12,531	11.6	2,410	19.2
Total cost of revenue	69,806	37.3	59,542	55.4	10,264	17.2
Net revenue	117,361	62.7	48,031	44.6	69,330	144.3
Operating expenses:
Sales and marketing	43,503	23.2	21,799	20.3	21,704	99.6
Technology and analytics	29,904	16.0	11,357	10.6	18,547	163.3
Processing and servicing	9,070	4.8	5,928	5.5	3,142	53.0
General and administrative	31,722	16.9	13,968	13.0	17,754	127.1
Total operating expenses	114,199	61.0	53,052	49.3	61,147	115.3
Income (loss) from operations	3,162	1.7	(5,021)	(4.7)	8,183	(163.0)
Other (expense) income:
Interest expense	(250)	(0.1)	(274)	(0.3)	24	(8.8)
Warrant liability fair value adjustment	—	—	(9,122)	(8.5)	9,122	(100.0)
Total other (expense) income:	(250)	(0.1)	(9,396)	(8.7)	9,146	(97.3)
Income (loss) before provision for income taxes	2,912	1.6	(14,417)	(13.4)	17,329	(120.2)
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	$2,912	1.6%	$(14,417)	(13.4)%	$17,329	(120.2)%
Revenue

	Nine Months Ended September 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$147,571	78.8%	$99,873	92.9%	$47,698	47.8%
Gain on sales of loans	35,178	18.8	4,569	4.2	30,609	669.9
Other revenue	4,418	2.4	3,131	2.9	1,287	41.1
Gross revenue	$187,167	100.0%	$107,573	100.0%	$79,594	74.0%

Gross revenue increased by $79.6 million, or 74.0%, from $107.6 million for the nine months ended September 30, 2014 to $187.2 million for the nine months ended September 30, 2015. This growth was in part attributable to a $47.7 million, or 47.8%, increase in interest income, which was primarily driven by an increase in the Average Loans. For the nine months ended September 30, 2015, our originations increased 67.2% to $1,317.7 million from $788.3 million for the nine months ended September 30, 2014 and over the same period, our Average Loans increased 62% from $323.5 million for the nine months ended September 30, 2014 to $521.7 million for the nine months ended September 30, 2015.  As a result of the increase in term length and other factors described under the subheading "Key Factors Affecting Our Performance - Pricing," Effective Interest Yield on loans outstanding declined from 41.2% for the nine months ended September 30, 2014 to 37.7% for the nine months ended September 30, 2015.
Gain on sales of loans increased by $30.6 million, from $4.6 million for the nine months ended September 30, 2014 to $35.2 million for the nine months ended September 30, 2015. This growth was attributable to an increase of $336.9 million in the sale of term loans through OnDeck Marketplace and an increase in OnDeck Marketplace Gain on Sale Rate from 5.8% for the nine months ended September 30, 2014 to 8.5% for the nine months ended September 30, 2015.
Cost of Revenue

	Nine Months Ended September 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$54,865	29.3%	$47,011	43.7%	$7,854	16.7%
Funding costs	14,941	8.0	12,531	11.6	2,410	19.2
Total cost of revenue	$69,806	37.3%	$59,542	55.4%	$10,264	17.2%
Provision for Loan Losses. Provision for loan losses increased by $7.9 million, or 16.7%, from $47.0 million for the nine months ended September 30, 2014 to $54.9 million for the nine months ended September 30, 2015. The increase in provision for loan losses was primarily attributable to the increase in originations of term loans and lines of credit. A portion of the growth in OnDeck Marketplace was attributed to the sale of seasoned loans held for investment, with the sale of these loans generating a beneficial effect to our provision through the release of allowance for loan losses no longer required related to the sold loans. The Provision Rate decreased from 6.6% for the nine months ended September 30, 2014 to 6.1% for the nine months ended September 30, 2015. The drop in Provision Rate was primarily attributable to improved credit quality of new originations.
Funding Costs. Funding costs increased by $2.4 million, or 19.2%, from $12.5 million for the nine months ended September 30, 2014 to $14.9 million for the nine months ended September 30, 2015. The increase in funding costs was primarily attributable to the increases in our aggregate outstanding borrowings substantially offset by our lower contractual interest rates. Our Average Funding Debt Outstanding during the nine months ended September 30, 2015 was $376.5 million as compared to $252.2 million for the nine months ended September 30, 2014. As a percentage of gross revenue, funding costs decreased from 11.6% for the nine months ended September 30, 2014 to 8.0% for the nine months ended September 30, 2015. The decrease in funding costs as a percentage of gross revenue was primarily the result of more favorable interest rates on our debt facilities associated with our lending activities and the growth of OnDeck Marketplace, as a substantial portion of loans sold through OnDeck Marketplace do not incur funding costs from our debt facilities. Our Cost of Funds Rate decreased from 6.6% for the nine months ended September 30, 2014 to 5.3% for the nine months ended September 30, 2015 primarily as a result of our lower contractual interest rates on our debt facilities.

Operating Expense
Sales and Marketing

	Nine Months Ended September 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$43,503	23.2%	$21,799	20.3%	$21,704	99.6%
Sales and marketing expense increased by $21.7 million, or 99.6%, from $21.8 million for the nine months ended September 30, 2014 to $43.5 million for the nine months ended September 30, 2015. The increase was in part attributable to a $14.1 million increase in direct marketing, general marketing and advertising costs as we expanded our marketing programs to drive increased customer acquisition and brand awareness. In addition, salaries and personnel-related costs increased by $7.6 million primarily as a result of an increase in the number of personnel necessary to support our sales and marketing efforts.
Technology and Analytics

	Nine Months Ended September 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$29,904	16.0%	$11,357	10.6%	$18,547	163.3%
Technology and analytics expense increased by $18.5 million, or 163.3%, from $11.4 million for the nine months ended September 30, 2014 to $29.9 million for the nine months ended September 30, 2015. The increase was primarily attributable to a $11.9 million increase in salaries and personnel-related costs, as we increased the number of technology personnel developing our platform, as well as analytics personnel to further improve upon algorithms underlying the OnDeck Score and our marketing models. In addition, we incurred a $1.5 million increase in amortization of capitalized internal-use software costs, a $1.4 million increase in software license and an increase of $3.6 million in our investments related to our technology platform and costs to support our larger employee base.
Processing and Servicing

	Nine Months Ended September 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$9,070	4.8%	$5,928	5.5%	$3,142	53.0%
Processing and servicing expense increased by $3.1 million, or 53.0%, from $5.9 million for the nine months ended September 30, 2014 to $9.1 million for the nine months ended September 30, 2015. The increase was primarily attributable to a $2.3 million increase in salaries and personnel-related costs, as we increased the number of processing and servicing personnel to support the increased volume of underwriting and servicing requirements. In addition, we incurred a $0.6 million increase in third-party processing costs, credit information and filing fees as a result of the increased volume of loan applications and originations in the later period.

General and Administrative

	Nine Months Ended September 30,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$31,722	16.9%	$13,968	13.0%	$17,754	127.1%
General and administrative expense increased by $17.8 million, or 127.1%, from $14.0 million for the nine months ended September 30, 2014 to $31.7 million for the nine months ended September 30, 2015. The increase was primarily attributable to a $7.7 million increase in salaries and personnel-related costs, as we increased the number of general and administrative personnel in the later period to support the growth of our business and to meet the operational needs of a public company. We incurred a $3.0 million increase in legal, insurance, accounting, and consulting services for the nine months ended September 30, 2015, mainly due to the additional costs of operating as a public company. We recorded an additional $1.8 million of expense for the nine months ended September 30, 2015 related to the accrual for losses on the unfunded portion of our lines of credit, due to the growth of that product. Due to our physical expansion, rent and depreciation of leasehold improvements increased $0.7 million and $0.3 million, respectively. We incurred a one time fee of $0.4 million for the nine months ended September 30, 2015 associated with the termination of a lease in Denver, Colorado, an increased loss of $0.7 million related to foreign currency transactions and holdings associated with the decline in the value of the Canadian dollar relative to the U.S. dollar, an increase of $4.0 million in other miscellaneous expenses resulting primarily from increases in bank fees, and increases in various expenses associated with expanded headcount.
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
Our IPO in December 2014 resulted in proceeds to us of $210.0 million, net of underwriting discounts, commissions and offering expenses. As of September 30, 2015, we had unrestricted cash and cash equivalents of $165.7 million and had the ability to borrow up to an additional $335.5 million under our current funding and corporate debt facilities, subject to various borrowing conditions and limitations.
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
Current Debt Facilities
The following table summarizes our current debt facilities available, subject to borrowing conditions, for funding our lending activities and our operating expenditures as of September 30, 2015:

Description	Maturity Date	Interest Rate at September 30, 2015	Maximum Borrowing Capacity	Principal Outstanding
			(in millions)
Funding debt:
OnDeck Asset Securitization Trust LLC	May 2018	3.4%	$175.0	$175.0
OnDeck Account Receivables Trust 2013-1 LLC	September 2016 (1)	3.2%	167.6	38.3
On Deck Asset Company, LLC	May 2017	8.5%	50.0	23.7
OnDeck Asset Pool, LLC	August 2017	5.0%	100.0	14.6
Prime OnDeck Receivable Trust, LLC	June 2017	2.4%	100.0	35.0
Receivable Assets of OnDeck, LLC	May 2017	3.2%	50.0	40.5
Small Business Asset Fund 2009 LLC	Various (2)	7.0%	16.2	16.2
Partner Synthetic Participation	Various (3)	Various	7.9	7.9
Total funding debt			$666.7	$351.2
Corporate debt:
On Deck Capital, Inc.	October 2015 (1)	4.5%	$20.0	$—
_________________________

(1)	Subsequent to September 30, 2015 the maturity date of these facilities was extended. See " - Contractual Obligations."

(2)	Maturity dates range from December 2015 through August 2017

(3)	Maturity dates range from October 2015 through September 2017

While the lenders under our corporate debt facility and holders of Partner Synthetic Participation have direct recourse to us as the borrower thereunder, lenders to our subsidiaries do not have direct recourse to us.
OnDeck Marketplace
OnDeck Marketplace is our proprietary whole loan sale platform that allows participating third-party institutional investors to directly purchase small business loans from us. Pursuant to a whole loan purchase agreement, each OnDeck Marketplace participant commits to purchase, on a forward flow basis, a pre-determined dollar amount of loans that satisfy certain eligibility criteria. The loans are sold to the participant at a pre-determined purchase price above par. We recognize a gain or loss from OnDeck Marketplace loans when sold. The loan sales typically are conducted daily. We currently act as servicer in exchange for a servicing fee with respect to the loans purchased by the applicable OnDeck Marketplace participant. As our originations continue to grow, we expect to continue growing the OnDeck Marketplace business.
Cash and Cash Equivalents, Loans (Net of Allowance for Loan Losses), and Cash Flows
The following table summarizes our cash and cash equivalents, loans (net of ALLL) and cash flows:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash and cash equivalents	$165,713	$22,642
Loans, net of allowance for loan losses	$459,805	$393,635
Cash provided by (used in):
Operating activities	$89,690	$69,240
Investing activities	$(98,367)	$(274,254)
Financing activities	$(44,479)	$222,986
Our cash and cash equivalents at September 30, 2015 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents including proceeds from our IPO to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Cash Flows
Operating Activities
For the nine months ended September 30, 2015, net cash provided by our operating activities was $89.7 million, which was primarily the result of cash received from our customers attributable to interest payments totaling approximately $178.0 million, plus proceeds from sale of loans held for sale of $342.8 million, less $305.4 million of loan held for sale originations in excess of loan repayments received, $100.4 million utilized to pay our operating expenses, $12.1 million of origination costs paid in excess of fees collected, and $11.7 million we used to pay the interest on our debt (both funding and corporate). During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $10.4 million.
For the nine months ended September 30, 2014, net cash provided by our operating activities was $69.2 million, which was primarily the result of cash received from our customers attributable to interest payments totaling approximately $122.4 million, less $46.5 million utilized to pay our operating expenses and $11.0 million we used to pay the interest on our debt (both funding and corporate). During that same period, accounts payable and accrued expenses and other liabilities decreased by approximately $6.5 million.
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

For the nine months ended September 30, 2015, net cash used to fund our investing activities was $98.4 million and consisted primarily of $169.4 million of loan originations in excess of loan repayments received, $106.0 million of proceeds from sale of loans held for investment, $20.6 million of origination costs paid in excess of fees collected, and $8.3 million for the purchase of property, equipment and software and capitalized internal-use software development costs. We also restricted more cash as collateral for financing arrangements, resulting in a $6.1 million decrease in unrestricted cash during the year.

For the nine months ended September 30, 2014, net cash used to fund our investing activities was $274.3 million and consisted primarily of $232.8 million of loan originations in excess of loan repayments received, $24.2 million of origination costs paid in excess of fees collected, and $9.5 million for the purchase of property, equipment and software and capitalized internal-use software development costs. We also restricted more cash as collateral for financing arrangements, resulting in a $7.8 million decrease in unrestricted cash during the year.
Financing Activities
Our financing activities have consisted primarily of the issuance of common stock and redeemable convertible preferred stock and net borrowings from our revolving debt facilities.
For the nine months ended September 30, 2015, net cash used to fund our financing activities was $44.5 million and consisted primarily of $48.6 million in net repayments on our revolving debt facilities, $7.1 million of cash received for investment by noncontrolling interest in On Deck Capital Australia PTY LTD and $1.8 million of payments of IPO costs. Borrowings from our funding facilities decreased from the prior year period due to growth of OnDeck Marketplace and our use of available cash from our IPO, which permitted us to fund more loans without drawing corresponding debt, thereby reducing interest expense.
For the nine months ended September 30, 2014, net cash provided by our financing activities was $223.0 million and consisted primarily of $146.9 million in net borrowings from our revolving debt facilities, primarily associated with the increase in loan originations during the year, and $77.0 million in net proceeds from the issuance of redeemable convertible preferred stock.
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
Contractual Obligations

Other than as described below, there have been other no material changes in our commitments under contractual obligations from those disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015 and our Annual Report on Form 10-K for the year ended December 31, 2014.

ODART Agreement Amendment

On October 7, 2015, OnDeck Account Receivables Trust 2013-1 LLC (“ODART”), one of our wholly-owned subsidiaries, amended and restated one of its existing asset-backed revolving debt facilities (the “ODART Facility”) as described below. On that date, ODART entered into that certain Second Amended and Restated Credit Agreement (the “ODART Second A&R Credit Agreement”) with the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as Administrative Agent for the Class A Revolving Lenders (in such capacity, the “Administrative Agent”) and as Collateral Agent for the Secured Parties (in such capacity, the “Collateral Agent”), Deutsche Bank Trust Company Americas, as Paying Agent for the Lenders (the “Paying Agent”), and Deutsche Bank Securities Inc. (“DBSI”), as Lead Arranger, Syndication Agent (in such capacity, “Syndication Agent”) and Documentation Agent (in such capacity, “Documentation Agent”). The ODART Second A&R Credit Agreement amends the Amended and Restated Credit Agreement (the “ODART A&R Credit Agreement”), dated as of September 15, 2014, by and among ODART, the Lenders party thereto from time to time, the Administrative Agent, the Collateral Agent, the Paying Agent, Syndication Agent and Documentation Agent. The ODART A&R Credit Agreement was previously filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 filed on November 10, 2014.

The ODART Second A&R Credit Agreement provides for:

w	the decrease in the Class A interest rate to the applicable cost of funds rate +2.25%;
w	the extension of the commitment termination date of the ODART Facility by approximately one year to September 15, 2017;
w
the extension of the date on or prior to which early termination fees may be payable in the event of a termination or other permanent reduction of the revolving commitments by approximately one year to May 16, 2017, and the ability for ODART to make certain partial commitment terminations without early termination fees;

w	the ability to use up to a specified portion of the facility for the financing of the Company’s weekly pay term loan product;
w
the termination of the Class B revolving lending commitment, the effect of which is to reduce the total facility size to $150,000,000; such termination was made at ODART’s request and consented to by the Class B Revolving Lender. The ODART Second A&R Credit Agreement also contemplates the reintroduction, at ODART’s election and with the Administrative Agent’s consent, of one or more Class B Revolving Lenders resulting in Class B commitments of up to $17,647,000, thereby potentially restoring the facility size to up to $167,647,000. The borrowing base advance rate for reintroduced Class B revolving loans is 95% and the interest rate for such Class B revolving loans will not exceed LIBOR + 7.00%;

w	certain changes to financial and portfolio performance covenants; and
w	various related technical, definitional, conforming and other changes.

The foregoing description of the ODART Second A&R Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the ODART Second A&R Credit Agreement, which is filed as Exhibit 10.1 to this report and incorporated herein by reference. At September 30, 2015, there were $38 million in borrowings outstanding under this facility.

Square 1 Loan Agreement Amendment

On October 2, 2015, the Company amended and restated its existing revolving debt facility (the “Square 1 Bank Facility”) as described below. On that date, the Company entered into that certain First Amendment to Amended and Restated Loan Agreement (the “Square 1 Loan Agreement Amendment”) with Square 1 Bank, as Lender (“Square 1”). The Square 1 Loan Agreement Amendment amends the Amended and Restated Loan and Security Agreement (the “Square 1 Loan Agreement”), dated as of November 3, 2014, between Square 1 and the Company, as Borrower. The Square 1 Loan Agreement was previously filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 filed on November 10, 2014.

The Square 1 Loan Agreement Amendment provides for:

w	the extension of the maturity date of the Square 1 Bank Facility by approximately one year to October 28, 2016;
w	a minimum amount of monthly interest payable to Square 1;
w	certain changes to financial and portfolio performance covenants; and
w	various related technical, definitional, conforming and other changes.

The foregoing description of the Square 1 Loan Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the Square 1 Loan Agreement Amendment, which is filed as Exhibit 10.2 to this report and incorporated herein by reference. At September 30, 2015, there were no borrowings outstanding under this facility.

ODAP Credit Agreement Amendment

On August 13, 2015, OnDeck Asset Pool, LLC, or “ODAP,” one of our wholly-owned subsidiaries, amended and restated its existing asset-backed revolving debt facility (the “ODAP Facility”) as described below. On that date, ODAP entered into that certain Amended and Restated Credit Agreement (the “ODAP A&R Credit Agreement”) with the Lenders party thereto from time to time and Jefferies Funding LLC, as Administrative Agent for the Lenders (the “ODAP Administrative Agent”), and Deutsche Bank Trust Company Americas, as Paying Agent and as Collateral Agent for the Secured Parties (the “ODAP Collateral Agent”). The ODAP A&R Credit Agreement amends the Credit Agreement (the “ODAP Credit Agreement”), dated as of August 15, 2014, as amended by that certain Amendment No. 1 to the ODAP Credit Agreement, dated as of May 1, 2015, by and among ODAP, as Borrower, the Lenders party thereto from time to time, Jefferies Mortgage Funding, LLC, as Administrative Agent for the Lenders, and the ODAP Collateral Agent. The ODAP Credit Agreement was previously filed as Exhibit 10.19 to our Registration Statement on Form S-1 filed on November 10, 2014.

The ODAP A&R Credit Agreement provides for:

w
the conversion of the Lenders’ obligation from a commitment to make revolving loans to ODAP of up to $75 million to an agreement under which the Lenders are allowed to make, on an uncommitted basis, revolving loans to ODAP of up to $100 million;

w	the extension of the revolving termination date (i.e., the period during which ODAP is permitted to request the advance of revolving loans) by approximately one year to August 13, 2016;
w	the increase of the borrowing base advance rate from 90% to 95%; and
w	various related technical, definitional, conforming and other changes.

The foregoing description of the ODAP A&R Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the ODAP A&R Credit Agreement, which is filed as Exhibit 10.3 to this report and incorporated herein by reference. At September 30, 2015, there were $15 million in borrowings outstanding under this facility.

Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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

Servicing Rights
We service loans that we have sold to third parties and upon such sale, we may recognize a servicing asset or liability, collectively referred to as servicing rights. Receiving more than adequate compensation, as defined by ASC Topic 860 Transfers and Servicing, results in the recognition of a servicing asset. Receiving less than adequate compensation results in a servicing liability. Servicing assets and liabilities are recorded at fair value and are presented as a component of other assets or accrued expenses and other liabilities, respectively. The initial recognition of a servicing asset results in a corresponding increase to gain on sales of loans. The initial recognition of a servicing liability results in a corresponding decrease to gain on sales of loans. Subsequent adjustments to the fair value of servicing rights are recognized as an adjustment to other revenue.
We utilize industry-standard modeling, such as discounted cash flow models, to arrive at an estimate of fair value and may utilize independent service providers to assist in the valuation process. Significant assumptions used in valuing our servicing rights are as follows:

•
Adequate compensation: We estimate adequate compensation as the rate a willing market participant would require to service loans with similar characteristics as those in the serviced portfolio. In the event of a lack of transparency and quantity of transactions related to trades of servicing rights of comparable loans (i.e., loans with comparable terms, unpaid principal balances, renewal rates and default rates) we may consider the actual cost incurred as an appropriate proxy to what a market participant would require to service the loans.

•	Discount rate: For servicing rights on loans, the discount rate reflects the time value of money and a risk premium intended to reflect the amount of compensation market participants would require.

•
Renewal rate: We estimate the timing and probability that a borrower may renew their loan in advance of scheduled repayment, thus reducing the projected unpaid principal balance and expected term of the loan, which are used to project future servicing revenues.

•
Default rate: We estimate the timing and probability of loan defaults and write-offs, thus reducing the projected unpaid principal balance and expected term of the loan, which are used to project future servicing revenues.

Other than noted above, here have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

As a result of our growing Canadian operations and our expansion to Australia, as of September 30, 2015, we are subject to greater foreign currency exchange rate risk as compared to December 31, 2014. Foreign currency exchange rate risk is the possibility that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. We have recently begun limited use of derivative instruments to hedge this risk. To date, such hedging has not been material. We intend to enter into these transactions only to hedge underlying risk reasonably related to our business and not for speculative purposes. In the future, we may continue to utilize derivative instruments to hedge our foreign currency exchange rate risk, however, there can be no assurance that any such hedging strategy will be effective in mitigating these risks.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level to ensure information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information required to be disclosed by us in our reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Two separate putative class actions were filed in August 2015  in the United States District Court for the Southern District of New York against us, certain of our executive officers, our directors and certain or all of the underwriters of our initial public offering, or IPO.  The suits allege that the registration statement for our IPO contained materially false and misleading statements regarding, or failed to disclose, specified information in violation of the Securities Act of 1933, as amended.   The suits seek a determination that the case is a proper class action and/or certification of the plaintiff as a class representative, rescission or a rescissory measure of damages and/or unspecified damages, interest, attorneys’ fees and other fees and costs. The deadline for seeking lead plaintiff status was October 5, 2015.  The court has not ruled on the pending motion for consolidation of the two suits into a single case, the appointment of a lead plaintiff and approval of plaintiff’s counsel.  The Company intends to defend itself vigorously in these matters, although at this time we cannot predict the outcome.
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
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 17, 2014 pursuant to Rule 424(b)(4). During the quarter ended September 30, 2015 (the period covered by this report), pending their application, the net proceeds from our IPO were maintained as described in our final prospectus.

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

On Deck Capital, Inc.

/s/ Howard Katzenberg
Howard Katzenberg Chief Financial Officer (Principal Financial Officer)
Date: November 10, 2015

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia Senior Vice President (Principal Accounting Officer)
Date: November 10, 2015

Exhibit Index

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	12/22/2014
3.2	Second Amended and Restated Bylaws	8-K	3.1	5/1/2015
4.1	Form of common stock certificate.	S-1	4.1	11/10/2014
4.2	Ninth Amended and Restated Investors’ Rights Agreement, dated March 13, 2014, by and among the Registrant and certain of its stockholders.	S-1	4.2	11/10/2014
4.3	Form of warrant to purchase Series E preferred stock.	S-1	4.5	11/10/2014
4.4	Form of warrant to purchase common stock.	S-1	4.6	11/10/2014
10.1
Second Amended and Restated Credit Agreement, dated as of October 7, 2015, by and among OnDeck Account Receivables Trust 2013-1 LLC, as Borrower, the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as Administrative Agent for the Class A Revolving Lenders and as Collateral Agent for the Secured Parties, Deutsche Bank Trust Company Americas, as Paying Agent for the Lenders,  and Deutsche Bank Securities Inc., as Lead Arranger, Syndication Agent and Documentation Agent.
		Filed herewith.
10.2	First Amendment to Amended and Restated Loan Agreement, dated October 2, 2015, between Square 1 Bank, as Lender, and the Registrant.	Filed herewith.
10.3
Amended and Restated Credit Agreement, dated as of August 13, 2015, by and among OnDeck Asset Pool, LLC, as Borrower, the Lenders party thereto from time to time and Jefferies Funding LLC, as Administrative Agent for the Lenders, Deutsche Bank Trust Company Americas, as Paying Agent and as Collateral Agent for the Secured Parties.
		Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Executive Officer.	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.