Form 10-K
period 2015-12-31
On Deck Capital, Inc.
filed 2016-03-03
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the New York Stock Exchange on such date was $536,469,983. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares of the registrant’s common stock outstanding as of February 22, 2016 was 70,403,696.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
Forward-looking statements appear throughout this report including in Item 1. Business, Item 1A. Risk Factors, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements can generally be identified by words such as “will,” “enables,” “expects,” “allows,” "plan," “continues,” “believes,” “anticipates,” “estimates” or similar expressions.
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
Important factors that could cause or contribute to such differences include risks relating to: our ability to attract potential customers to our platform; the degree to which potential customers apply for loans, are approved and borrow from us; anticipated trends, growth rates and challenges in our business and in the markets in which we operate; the ability of our customers to repay loans and our ability to accurately assess credit worthiness; our ability to adequately reserve for loan losses; our continuing compliance measures related to our funding advisor channel and their impact; changes in our product distribution channel mix or our funding mix; our ability to anticipate market needs and develop new and enhanced offerings to meet those needs; interest rates and origination fees on loans; maintaining and expanding our customer base; the impact of competition in our industry and innovation by our competitors; our anticipated growth and growth strategies, including the possible introduction of new products and possible expansion into new international markets, and our ability to effectively manage that growth; our reputation and possible adverse publicity about us or our industry; the availability and cost of our funding; our failure to anticipate or adapt to future changes in our industry; our ability to hire and retain necessary qualified employees; the lack of customer acceptance or failure of our products; our ability to offer loans to our small business customers that have terms that are competitive with alternatives; our reliance on our third-party service providers; our ability to issue new loans to existing customers that seek additional capital; the evolution of technology affecting our offerings and our markets; our compliance with applicable local, state and federal and non-U.S. laws, rules and regulations and their application and interpretation, whether existing, modified or new; our ability to adequately protect our intellectual property; the effect of litigation or other disputes to which we are or may be a party; the increased expenses and administrative workload associated with being a public company; failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; our liquidity and working capital requirements; the estimates and estimate methodologies used in preparing our consolidated financial statements; the future trading prices of our common stock, the impact of securities analysts’ reports and shares eligible for future sale on these prices; our ability to prevent or discover security breaks, disruption in service and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of our platform or adversely impact our ability to service our loans; and other risks, including those described in this report in Item 1A. Risk Factors and other documents that we file with the Securities and Exchange Commission, or SEC, from time to time which are available on the SEC website at www.sec.gov.
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
Our Company
We are a leading online platform for small business lending. We are seeking to transform small business lending by making it efficient and convenient for small businesses to access capital. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources to assess the creditworthiness of small businesses rapidly and accurately. Small businesses can apply for a term loan or line of credit on our website in minutes and, using our proprietary OnDeck Score®, we can make a funding decision immediately and transfer funds as fast as the same day. We have originated more than $4 billion of loans since we made our first loan in 2007. Our loan originations have increased at a compound annual growth rate of 81% from 2012 to 2015 and achieved a year-over-year growth rate of 62% in 2015.
To better meet the capital needs of small businesses, we are seeking to use technology to transform the way this capital is accessed. We built our integrated platform specifically to meet their financing needs. Our platform touches every aspect of the customer life cycle, including customer acquisition, sales, scoring and underwriting, funding, and servicing and collections. A small business can complete an online application 24 hours a day, 7 days a week. Our proprietary data and analytics engine aggregates and analyzes thousands of online and offline data attributes and the relationships among those attributes to assess the creditworthiness of a small business in real time. The data points include customer bank activity shown on their bank statements, government filings, tax and census data. In addition, in certain instances we also analyze reputation and social data. We look at both individual data points and relationships among the data, with each transaction or action being a separate data point that we take into account. A key differentiator of our solution is the OnDeck Score, the product of our proprietary small business credit scoring system. Both our data and analytics engine and the algorithms powering the OnDeck Score undergo continuous improvement to automate and optimize the credit assessment process, enabling more rapid and predictive credit decisions. Each loan that we make involves our proprietary automated process and approximately one-half of our loans are completely underwritten using our proprietary automated underwriting process. Our platform supports same-day funding and automated loan repayment. This technology-enabled approach provides small businesses with efficient, frictionless access to capital.
Our business has grown rapidly. In 2015, we originated $1.9 billion of loans, representing year-over-year growth of 62% while in 2014 and 2013, we originated $1.2 billion and $459 million of loans, respectively, representing year-over-year growth of 152% and 165%, respectively, while maintaining consistent credit quality. Our growth in originations has been supported by a diverse and scalable set of funding sources, including committed debt facilities, a securitization facility and our OnDeck Marketplace®, our proprietary whole loan sale platform for institutional investors. In 2015, 2014 and 2013, we recorded gross revenue of $254.8 million, $158.1 million and $65.2 million, respectively, representing year-over-year growth of 61%, 142% and 154%, respectively. In 2015, 2014 and 2013, our Adjusted EBITDA, a non-GAAP financial measure, was income of $16.2 million, a loss of $165,000 and a loss of $16.3 million respectively, our loss from operations was $1.9 million, $7.1 million and $19.3 million, respectively, and our net loss attributable to On Deck Capital, Inc. common stockholders was $1.3 million, $31.6 million and $37.1 million, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a discussion and reconciliation of Adjusted EBITDA to net loss. As of December 31, 2015, our total assets were $749.3 million and the Unpaid Principal Balance on loans outstanding was $543.8 million.
We were incorporated in the state of Delaware on May 4, 2006. We operate from our headquarters in New York, New York and also have offices in Arlington, Virginia, Denver, Colorado and Sydney, Australia. Additional information about us is available on our website at http://www.ondeck.com. The information on our website is not incorporated herein by reference and is not a part of this report.
OnDeck, the OnDeck logo, OnDeck Score, OnDeck Marketplace and other trademarks or service marks of OnDeck appearing in this report are the property of OnDeck. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We have generally omitted the ® and TM designations, as applicable, for the trademarks used in this report.

The Opportunity
The small business lending market is vast and underserved. According to the FDIC, of business loans in the United States with originations under $250,000, there were $193 billion in outstanding business loans at December 30, 2015 across 22.9 million loans. Oliver Wyman estimates that there is a potential $80 to $120 billion in unmet demand for small business lines of credit, and we believe that there is also substantial unmet demand for other credit-related products, including term loans. We also believe that the application of our technology to credit assessment can stimulate additional demand for our products and expand the total addressable market for small business credit.

Our Solution
Our mission is to power the growth of small business through lending technology and innovation. We are combining our passion for small business with technology and analytics to transform the way small businesses access capital. Our solution was built specifically to address small businesses’ capital needs and consists of our loan products, our end-to-end integrated platform and the OnDeck Score. We offer a complete financing solution for small businesses, including short term loans up to 12 months, long term loans up to 36 months and flexible lines of credit. Our proprietary, end-to-end integrated platform includes: our website, which allows small businesses to apply for a loan in minutes, 24 hours a day 7 days a week; our proprietary data and analytics engine that analyzes thousands of data attributes from disparate sources to assess the real-time creditworthiness of a small business; our technology that enables seamless funding of our loans; our daily and weekly collections and ongoing servicing system. A key differentiator of our solution is the OnDeck Score, the product of our proprietary small business credit-scoring system. The OnDeck Score aggregates and analyzes thousands of data elements and attributes related to a business and its owners that are reflective of the creditworthiness of the business as well as predictive of its credit performance. Our proprietary data and analytics engine and the algorithms powering the OnDeck Score undergo continuous improvement through machine learning and other statistical techniques to automate and optimize the credit assessment process.

Our customers choose us because we provide the following key benefits sought by small business borrowers:

•
Solution. We offer small businesses a suite of financing products with our term loans and lines of credit that can meet the needs of small businesses throughout their life cycle. We believe that small businesses prefer to work with providers with whom they can build long-term relationships. We believe our term loans, which are available from $5,000 up to $500,000, and lines of credit, which range from $6,000 to $100,000, are offered in a wider range of term lengths, pricing alternatives and repayment options than any other online small business lender making us an ideal lending partner to small businesses throughout their life cycle. We also report back to several business credit bureaus, which can help small businesses build their business credit.

•
Simplicity. Small businesses can submit an application on our website in as little as minutes. We are able to provide many loan applicants with an immediate approval decision and, if approved, transfer funds as fast as the same day. Because we require no in-person meetings, collect comprehensive information electronically and have an intuitive online application form, we have been able to significantly increase the convenience and efficiency of the application process without burdensome documentation requirements.

•
Service. Our U.S.-based internal salesforce and customer service representatives provide assistance throughout the application process and the life of the loan. Our representatives are available Monday through Saturday before, during and after regular business hours to accommodate the busy schedules of small business owners. We offer all of our customers credit education and consulting services and other value added services while our qualifying repeat customers are also offered pricing discounts through our loyalty program. Our commitment to provide a great customer experience has helped us consistently receive A+ ratings from the Better Business Bureau and, for our direct channel for the three months ended December 31, 2015 helped us earn a 76 Net Promoter Score, a widely used system of measuring customer loyalty. Furthermore, the OnDeck Score incorporates data from each customer’s history with us, ensuring that we deliver increasing efficiency to our customers in making repeat loan decisions.

Our Competitive Strengths
We believe the following competitive strengths differentiate us and serve as barriers for others seeking to enter our market:

•
Significant Scale. Since we made our first loan in 2007, we have funded more than $4 billion of loans across more than 700 industries in all 50 U.S. states and Canada, and have recently begun lending in Australia. We maintain a proprietary database of more than 10 million small businesses. In 2015 and 2014, we originated $1.9 billion and $1.2 billion, respectively, of loans, representing year-over-year growth of 62% and 152%, respectively, all while maintaining consistent credit quality. Our increasing scale offers significant benefits including lower customer acquisition costs, access to a broader dataset, better underwriting decisions and a lower cost of capital. Our platform, as discussed below, also offers us the ability to expand into other countries as demonstrated by our expanded operations in Canada and our recent expansion into Australia.

•
Proprietary Data and Analytics Engine. We use data analytics and technology to optimize our business operations and the customer experience including sales and marketing, underwriting, servicing and risk management. Our proprietary data and analytics engine and the OnDeck Score provide us with significant visibility and predictability in assessing the creditworthiness of small businesses and allow us to better serve more customers across more industries. With each loan application, each funded loan and each daily or weekly payment, our data set expands and our OnDeck Score improves. In the latter part of 2014, we introduced the fifth generation, or v5, of the OnDeck Score which has enhanced our credit scoring capabilities, enabling us to improve offers to our customers while preserving the credit quality of our portfolio. Our analysis suggests that v5 has become 89% more accurate at identifying credit risk in small businesses across a range of credit risk profiles as compared to using only personal credit scores. We are therefore able to lend to more small businesses than if we relied on personal credit scores alone. We are also able to use our proprietary data and analytics engine to pre-qualify customers and market to those customers we believe are predisposed to take a loan and have a higher likelihood of approval.

•
End-to-End Integrated Technology Platform. We built our integrated platform specifically to meet the financing needs of small businesses. Our platform touches every aspect of the customer life cycle, including customer acquisition, sales, scoring and underwriting, funding, and servicing and collections. This purpose-built infrastructure is enhanced by robust fraud protection, multiple layers of security and proprietary application programming interfaces. It enables us to deliver a superior customer experience, facilitates agile decision making and allows us to efficiently roll out new products and features in U.S. dollars as well as foreign currencies. We use our platform to underwrite, process and service all of our small business loans regardless of distribution channel.

•
Diversified Distribution Channels. We are building our brand awareness and enhancing distribution capabilities through diversified distribution channels, including direct marketing, strategic partnerships and funding advisors. Our direct marketing includes direct mail, outbound calling, social media and other online marketing channels. Our strategic partners, including banks, payment processors and small business-focused service providers, offer us access to their base of small business customers, and data that can be used to enhance our targeting capabilities. We also have relationships with a large network of funding advisors, including businesses that provide loan brokerage services, which drive distribution and aid brand awareness. Our internal salesforce contacts potential customers, responds to inbound inquiries from potential customers, and is available to assist all customers throughout the application process.

The following table summarizes the percentage of loans originated by our three distribution channels for the periods indicated. From time to time, management is required to make judgments to determine customers' appropriate channel attribution.

	Year Ended December 31,
Percentage of Originations (Number of Loans)	2015	2014	2013
Direct and Strategic Partner	79.5%	69.8%	54.4%
Funding Advisor	20.5%	30.2%	45.6%

	Year Ended December 31,
Percentage of Originations (Dollars)	2015	2014	2013
Direct and Strategic Partner	72.0%	58.6%	43.6%
Funding Advisor	28.0%	41.4%	56.4%

•
Singular Brand Focus and Visibility. We believe that our singular brand focus on small business lending and our visibility differentiate us from our competitors and promote customer confidence. Since our initial public offering, or IPO, we have made significant investments to build our brand, including national television, radio and satellite advertising campaigns; an official partnership with Minor League Baseball; and a national sponsorship with SCORE, the nation's largest network of free, expert business mentors. Our partnerships with well-known companies such as JPMorgan Chase Bank, National Association, or JPM, Intuit Inc., BBVA Compass and others also help increase our visibility and validate our brand. As an NYSE listed company, we are required to meet high standards of transparency, financial reporting and other legal requirements. We believe the combination of these factors strengthens our position as we compete for customers.

•
High Customer Satisfaction and Repeat Customer Base. Our strong value proposition has been validated by our customers. We had a Net Promoter Score of 76 in our direct channel for the three months ended December 31, 2015 based on our internal survey of customers. The Net Promoter Score is a widely used index ranging from negative 100 to 100 that measures customer loyalty. Our score places us at the upper end of customer satisfaction ratings and compares favorably to the average Net Promoter Score of 9 for national banks, 19 for regional banks and 46 for community banks. We have also consistently achieved an A+ rating from the Better Business Bureau. We believe that high customer satisfaction has played an important role in repeat borrowing by our customers. In 2015, 2014, and 2013, 57%, 50% and 44%, respectively, of loan originations were by repeat customers, who either replaced their existing loan with a new, usually larger, loan or took out a new loan after paying off their existing OnDeck loan in full. Repeat customers generally comprise our highest quality loans, given many repeat customers require additional financing for growth or expansion. In general, our return customers demonstrate improvements in key metrics such as their revenue and bank balance when they return for an additional loan. From our 2013 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 28% and 47% from their initial loan to their third loan. Similarly, from our 2014 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 29% and 54%. Approximately 25% percent of our origination volume from repeat customers in 2015 was due to unpaid principal balances rolled from existing loans directly into such repeat originations. Each repeat customer seeking another term loan must pass the following standards:

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

•
Differentiated Funding Platform. We source capital through multiple channels, including debt facilities, securitization and the OnDeck Marketplace, our proprietary whole loan sale platform for institutional investors. This diversity provides us with a mix of scalable funding sources, long-term capital commitments and access to flexible funding for growth. In addition, because we contribute a portion of the capital for each loan we fund via our debt facilities and securitization, we are able to align interests with our investors.

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

Our Strategy for Growth
Our vision is to become the most trusted lender to small businesses, and to accomplish this, we intend to:

•
Continue to Acquire Customers Through Direct Marketing and Sales. We plan to continue investing in direct marketing and sales to add new customers and increase our brand awareness. As our dataset expands, we will continue to pre-qualify and market to those customers we believe are predisposed to take a loan and have a higher likelihood of approval. We have seen success from this strategy with an increase in loan transactions attributable to direct marketing of 91% and 227% in 2015 and 2014, respectively.

•
Broaden Distribution Capabilities Through Partners. We plan to expand our network of strategic partners, including banks, payment processors and small business-focused service providers, and leverage their relationships with small businesses to acquire new customers.

•
Enhance Data and Analytics Capabilities. We plan to continue making substantial investments in our data and analytics capabilities. Our data science team continually uncovers new insights about small businesses and their credit performance and considers new data sources for inclusion in our models, allowing us to evaluate and lend to more customers. As our dataset expands, our self-reinforcing scoring algorithm continues to improve through machine learning, enabling us to make better lending decisions.

•
Expand Offerings. We will continue developing financing solutions that support small businesses from inception through maturity. We now offer a line of credit product with a credit limit up to $100,000 and a 36-month term loan product with principal amounts up to $500,000. Over time we plan to expand our offerings by introducing new credit-related solutions for small businesses. We believe this will allow us to provide more comprehensive solutions for our current customers and introduce small business owners to our platform whose needs are not currently met by our term loans and lines of credit. In addition, we regularly evaluate our product range and explore new ideas including variations of existing products through test pilot programs before new products or product-enhancements are fully introduced.

•
Extend Customer Lifetime Value. We believe we have an opportunity to increase revenue and loyalty from new and existing customers. We have the ability to accommodate our customers’ needs as they grow and as their funding needs increase and change. We have introduced and plan to continue adding new features to keep driving the increased use of our platform, including loyalty pricing and mobile functionality to increase customer engagement. We are focused on providing a positive customer experience and on continuing to drive customer loyalty.

•
Targeted International Expansion. We believe small businesses around the world need capital to grow, and there is an opportunity to expand our small business lending in select countries outside of the United States. In the second quarter of 2014 we started providing loans in Canada and in the fourth quarter of 2015 we began providing loans in Australia. We continue to evaluate additional international market opportunities.

•
OnDeck-as-a-Service. We believe that an opportunity exists to leverage the decisioning strength of our platform and the OnDeck Score, as evidenced by our recent partnerships with JPM and Intuit, both of which are or will be using our platform to make loan decisions for their own customers. We are actively exploring these opportunities and seek to expand the availability of OnDeck-as-a-Service to appropriate partners.

Our Sales and Marketing
We originate small business loans and may generate other revenue through three channels: direct marketing, strategic partners and a funding advisor program. While customers can apply for a loan directly on our website, they also have the ability to initiate contact with us through other means, such as by telephone or through a strategic partner or funding advisor. We underwrite, process and service all of our small business loans on our platform regardless of distribution channel.
Direct Marketing
We have originated small business term loans through the direct marketing channel since 2007 and began originating lines of credit in 2013. Through this channel, we make contact with prospective customers utilizing direct mail, outbound calling, social media and online marketing.
Our direct sales team is located in our New York City and Denver offices. This team primarily focuses on generating loan originations and assisting potential customers throughout the application process by responding to their questions, collecting documentation and providing notification of application outcomes. While our website facilitates the majority of the loan application process, customers may elect to mail, fax or email us documentation. In such cases, our direct sales team assists in collecting this documentation. Members of the direct sales team have a commission component to their compensation that is based on loan volume in the case of term loans and number of lines opened in the case of lines of credit.
When a customer that has previously taken a loan from us returns for a repeat loan, including customers initially acquired via a strategic partner or funding advisor, our direct sales team typically interacts directly with the customer to help facilitate the process. We generally still pay commissions to such strategic partner or funding advisor as well as our internal sales agent based on the amount of the new loan to the customer, but the commission, on a percentage basis, is generally less than the commission on the initial loan.
Strategic Partners
We have originated small business loans through our strategic partner channel since 2011. Through this channel, we are introduced to prospective customers by third parties, who we refer to as strategic partners, that serve or otherwise have access to the small business community in the regular course of their business. Strategic partners conduct their own marketing activities which may include direct mail, online marketing or leveraging existing business relationships. Strategic partners include, among others, banks, small business-focused service providers, other financial institutions, financial and accounting solution providers, payment processors, independent sales organizations and financial and other websites. The material terms of our agreements with strategic partners vary. In general, if a strategic partner refers a customer that takes a loan from us, we pay that strategic partner a fee based on the amount of the funded loan. If the strategic partner uses our technology and platform, they pay us a fee and may pay additional fees to us based on volume and productivity metrics. Such agreements also typically contain other customary terms, including representations and warranties, covenants, termination provisions and expense allocation. Strategic partners differ from funding advisors (described below) in that strategic partners generally provide a referral to our direct sales team and our direct sales team is the main point of contact with the customer. On the other hand, funding advisors serve as the main point of contact with the customer on its initial loan and may help a customer assess multiple funding options besides those we offer. As such, funding advisors' commissions generally exceed strategic partners' referral fees. We generally do not recover these commissions or fees upon default of a loan. We have entered into a general marketing agreement with one strategic partner that provides for common stock purchase warrants that vest upon reaching certain performance goals. No other fees are paid to strategic partners. Strategic partners represent a growing portion of our originations.
Funding Advisor Program
We have originated small business loans through the funding advisor program channel since 2007. Through this channel we make contact with prospective customers by entering into relationships with third-party independent advisors, known as Funding Advisor Program partners, which we refer to as funding advisors or FAPs, that typically offer a variety of financial services to small businesses, including commission-based business loan brokerage services. FAPs conduct their own marketing activities which may include direct mail, online marketing, paid leads, television and radio advertising or leveraging existing business relationships. FAPs include independent sales organizations, commercial loan brokers and equipment leasing firms. FAPs act as intermediaries between potential customers and lenders by brokering business loans on behalf of potential customers. To become a FAP (a) an authorized representative of the FAP must complete an interview with us (b) both the FAP entity and, in the vast majority of cases, owners, senior management and sales employees of the FAP must submit to due diligence background checks, including criminal checks, (c) the FAP must sign an agreement with us and receive training and (d) the FAP must submit to an annual process to update the due diligence to be re-certified each year. We generally reject a prospective FAP and terminate our relationship with a current FAP if a background check with respect to such FAP reveals the commission of a crime involving moral turpitude, financial crimes or fraud. We also employ a senior compliance officer whose responsibilities include overseeing compliance matters involving our funding advisor channel. Our relationships with FAPs provide for the payment of a commission at the time the term loan is funded or line of credit account is opened. We generally do not recover these commissions upon default of a loan. As of December 31, 2015, we had relationships with more than 500 FAPs and no single FAP was associated with more than 2% of our total originations.

Our Customers
We provide term loans and lines of credit to a diverse set of small businesses. We have funded more than $4 billion of loans across more than 700 industries in all 50 U.S. states and Canada, and we have recently begun lending in Australia. The top five states in which we originated loans in 2015 were California, Florida, Texas, New York and New Jersey, representing approximately 14%, 9%, 9%, 8% and 4% of our total loan originations, respectively. Our customers have a median annual revenue of approximately $580,000, with 90% of our customers having between $150,000 and $3.5 million in annual revenue, and have been in business for a median of 7 years, with 90% in business between 1 and 29 years.
During 2015, the average size of a term loan made was $52,330 and the average size of a line of credit extended to our customers was $18,333.
For the year ended December 31, 2015, OnDeck Marketplace had one group of customers affiliated with Jefferies Group LLC that accounted for approximately 13% of our total revenue, which was recognized through gain on sales of loans.
Our Financial Solution
We offer a complete financing solution for small businesses, including short term loans up to 12 months, long term loans up to 36 months and flexible lines of credit. In the fourth quarter of 2014, we instituted a program that allowed us to offer our term loan and line of credit products to the same customers, subject to customary credit and loan underwriting procedures.
Term Loans
We offer fixed term loans to eligible small businesses. The principal amount of each term loan ranges from $5,000 to $500,000. The principal amount of our term loan is a function of the requested borrowing amount and our credit risk assessment, using the OnDeck Score, of the customer’s ability to repay the loan. The original term of each individual term loan ranges from 3 to 36 months. We believe that the highly tailored loan terms are a competitive advantage given the short-term, project-specific nature of many of our customers’ borrowing needs. Customers repay our term loans through fixed automatic ACH collections from their business bank account on either a daily or weekly basis. Certain term loans are originated by our issuing bank partners and loans that we purchase from the issuing banks have similar performance to loans that we originate.

Lines of Credit
We offer a revolving line of credit with fixed six-month level-yield amortization on amounts outstanding and automated weekly payments. The credit lines currently offered to customers are from $6,000 to $100,000. A customer may be offered a line of credit based on our credit risk assessment of the customer’s ability to repay the line of credit. As of December 31, 2015, we do not purchase lines of credit from issuing bank partners but we expect to do begin doing so in the first quarter of 2016.
Our Loan Pricing
Our loans are priced based on a risk assessment generated by our proprietary data and analytics engine, which includes the OnDeck Score. Customer pricing is determined primarily based on the customer’s OnDeck Score, the loan term and origination channel. Loans originated through direct marketing and strategic partners are generally lower cost than loans originated through FAPs due to the commission structure of the FAP program. Additionally, we offer qualified repeat customers reduced pricing as part of our loyalty program.
Our customers pay between $0.003 to $0.04 per month in interest for every dollar they borrow under one of our term loans, with the actual amount typically driven by the length of term of the particular loan. Our shorter-term loans (12 months or less) are generally discussed in “Cents on Dollar,” or COD, and/or a simple interest basis - both terms focus on total payback cost; our longer-term loans (greater than 12 months) are generally discussed in COD and/or an annualized interest rate basis; and our lines of credit are quoted on an APR basis. Given the use case and payback period associated with our products, we believe our customers understand pricing on a “dollars in, dollars out” basis and are primarily focused on total payback cost. With respect to longer-term loans, in addition to considering total payback cost, some of our customers may consider an annualized interest rate in order to help generally compare loans of similar duration. Finally, revolving lines of credit are commonly priced and compared based on APR.
We believe that our product pricing has historically fallen between traditional bank loans to small businesses and certain non-bank small business financing alternatives such as merchant cash advances. The weighted average pricing on our originations has declined over time as measured by both average “Cents on Dollar” borrowed per month and APR as shown in the table below.

	Q4 2015	Q3 2015	Q2 2015	Q1 2015	2014	2013	2012
Weighted Average Term Loan “Cents on Dollar” Borrowed, per Month	1.82 ¢	1.86 ¢	2.04 ¢	2.15 ¢	2.32 ¢	2.65 ¢	2.87 ¢
Weighted Average APR—Term Loans and Lines of Credit	41.4%	42.7%	46.5%	49.3%	54.4%	63.4%	69.0%
From 2012 to 2015, the weighted average APR for term loans and lines of credit declined from 69.0% to 63.4% to 54.4% and finally to 44.5% in 2015. We attribute this pricing shift to increased originations from our direct and strategic partner channels as a percentage of total originations, as well as our declining Cost of Funds Rate. “Cents on Dollar” borrowed reflects the monthly interest paid by a customer to us for a loan, and does not include the loan origination fee and the repayment of the principal of the loan. The APRs of our term loans currently range from 7.3% to 98.4% and the APRs of our lines of credit currently range from 14.0% to 36.0%. As noted above, because many of our loans are short term in nature and APR is calculated on an annualized basis, we believe that small business customers tend to evaluate these loans primarily on a “Cents on Dollar” borrowed basis rather than APR. Despite these limitations, we are exploring ways to increase standardization of pricing and comparison terms in our industry in order to help small business customers assess their credit options. We are also providing historical APRs as supplemental information for comparative purposes. The interest on commercial business loans is also tax deductible as permitted by law, as compared to typical personal loans which do not provide a tax deduction. APR does not give effect to the small business customer’s possible tax deductions and cash savings associated with business related interest expenses.
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
We provide an automated, streamlined application process that potential customers may complete in as little as minutes. Our proprietary scoring model provides applicants with a funding decision rapidly and we can then fund customers as fast as the same day. Once funded, our customers can use our online portal and mobile applications to monitor their loan balance in real time.

To the customer, the process appears simple, seamless and efficient because our platform leverages sophisticated, proprietary technology to make it possible.
We believe our platform, which has a proprietary database of more than 10 million small businesses, is a significant competitive advantage and is one of the most important reasons that customers take loans from us.
Our Subsidiaries
We currently have nine active subsidiaries that support our business. Six of these subsidiaries are special purpose vehicles acting as the borrower in different asset-backed revolving debt facilities and one such special purpose vehicle is the issuer under our current asset-backed securitization vehicle.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 8 of Notes to Consolidated Financial Statements elsewhere in this report for more information regarding these subsidiaries.
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
The structural protections inherent in our products and technology platform enable us to provide real-time risk monitoring and management. From an underwriting perspective, we make credit decisions based on real-time performance data about our small business customers. We believe that the data and analytics powering the OnDeck Score can predict the creditworthiness of a small business better than models that rely solely on the personal credit score of the small business owner. Our analysis suggests that the current iteration of our proprietary credit-scoring model has become 89% more accurate at identifying credit risk in small businesses across a range of credit risk profiles than personal credit scores alone.
In addition, because our products generally require automated payback either each business day or weekly and allow for ongoing data collection, we obtain early-warning indicators that provide a high degree of visibility not just on individual loans, but also macro portfolio trends. Insights gleaned from such real-time performance data enable us to be agile and adapt quickly to changing conditions. For the year ended December 31, 2015, the average length of a term loan at origination was approximately 12.4 months. The rapid amortization and recovery of amounts from short-term loans limits our overall loss exposure.
Organizationally, we have a risk management committee, comprised of members of our board of directors, that meets regularly to examine credit risks and enterprise risks of the company. We also have subcommittees of our risk management committee that are comprised of members of our management team that monitor credit risks, enterprise risks and other risks of the company.
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
Our management team also closely monitors our competitive landscape in order to assess competitive threats. Finally, from a capital availability perspective, we employ a diverse and scalable funding strategy that allows us to access debt facilities, the securitization markets and institutional capital through OnDeck Marketplace, reducing our dependence on any one source of capital.
Our Information Technology and Security
Our network is configured with multiple layers of security to isolate our databases from unauthorized access. We use sophisticated security protocols for communication among applications. All of our public APIs and websites use Transport Layer Security.
Our systems infrastructure is deployed on a private cloud hosted in co-located redundant data centers in New Jersey and Colorado. We believe that we have enough physical capacity to support our operations for the foreseeable future. We have multiple layers of redundancy to ensure reliability of network service and have 99.9% monthly uptime. We also have a working data redundancy model with comprehensive backups of our databases and software taken nightly.
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
Our Employees
As of December 31, 2015, we had 638 full-time employees located throughout our New York, Denver, Virginia and Sydney Australia offices as well as several employees in remote locations.
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
Government Regulation
We are affected by laws and regulations that apply to businesses in general, as well as to commercial lending. This includes a range of laws, regulations and standards that address information security, data protection, privacy, licensing and interest rates, among other things. However, because we do not take deposits and are engaged in commercial lending, we are not subject to the laws and rules that only apply to banks and consumer lenders.

State Lending Regulations
Interest Rate Regulations
Although the federal government does not regulate the maximum interest rates that may be charged on commercial loan transactions, some states have enacted commercial rate laws specifying the maximum legal interest rate at which loans can be made in the state. We only originate commercial loans and do so under Virginia law. Virginia does not have rate limitations on commercial loans of $5,000 or more or licensing requirements for commercial lenders making such loans. Our underwriting, servicing, operations and collections teams are headquartered in Arlington, Virginia, and that is where the commercial loan contracts are made. All loans originated directly by us provide that they are to be governed by Virginia law. With respect to loans where we work with a partner or issuing bank, the issuing bank may utilize the law of the jurisdiction applicable to the bank in connection with its commercial loans.
Licensing Requirements
In states and jurisdictions that do not require a license to make commercial loans, we make term loans and extend lines of credit directly to customers pursuant to Virginia law, which is the governing law we require in the underlying loan agreements with our customers. There are five states that have licensing requirements where we do not make any term loans and instead purchase term loans made by our issuing bank partners: California, Nevada, North Dakota, South Dakota and Vermont. Historically, due to regulatory limitations, in those five states we have neither originated lines of credit directly nor acquired line of credit draws under lines of credit extended by issuing bank partners. In addition to those five states, there are other states and jurisdictions that require a license or have other requirements to make certain commercial loans, including both term loans and lines of credit, and may not honor a Virginia choice of law. In these other states, historically we have originated some term loans directly but purchased other term loans from issuing bank partners. Those other states assert either that their own licensing laws and requirements should generally apply to commercial loans made by nonbanks or apply to commercial loans made by nonbanks of certain principal amounts or with certain interest rates or other terms. In such other states and jurisdictions and in some other circumstances, term loans are made by an issuing bank partner that is not subject to state licensing, and may be sold to us. Through December 31, 2015, in such other states we have neither originated lines of credit directly nor acquired line of credit draws under lines of credit extended by issuing bank partners. For the years ended December 31, 2015, 2014 and 2013, loans made by issuing bank partners constituted 12.4%, 15.9% and 16.1%, respectively, of our total loan originations. As customer acceptance of our line of credit increases, we expect that certain lines of credit will be extended by an issuing bank partner in all 50 states in the U.S. and we may purchase loans drawn under those lines of credit.
The issuing bank partner establishes its underwriting criteria for the issuing bank partner program in consultation with us. We recommend term loans to the issuing bank partner which meet that bank partner's underwriting criteria, at which point the issuing bank partner may elect to fund the term loan. If the issuing bank partner decides to fund the term loan, it retains the economics on the loan for the period that it owns the loan. The issuing bank partner earns origination fees from the customers who borrow from it and in addition retains the interest paid during the period that the issuing bank partner holds the loan. In exchange for recommending loans to an issuing bank partner, we earn a marketing referral fee based on the loans recommended to, and funded by, that issuing bank partner. Historically, we have been the purchaser of the loans that we refer to issuing bank partners. Beginning in the first quarter of 2016, we expect to have similar arrangements to purchase loans drawn under lines of credit extended by an issuing bank partner. Our agreements with issuing bank partners also provide for collateral accounts, which are maintained at each respective issuing bank. These accounts serve as cash collateral for the performance of our obligations under the agreements, which among other things may include compliance with certain covenants, and also serve to indemnify each issuing bank partner for breaches by us of representations and warranties where it suffers damages as a result of the loans that we refer to it. The initial term of our agreement with BofI Federal Bank, or BofI, was for two years, and the agreement automatically extends for one-year periods unless nonrenewal notice is provided by either party. The agreement with BofI may not be assigned without the prior written consent of the non-assigning party. The agreement with BofI will expire and not be renewed in July 2016. The initial term of our agreement with Celtic Bank, or Celtic, is for three years and the agreement automatically extends for one-year periods unless terminated by either party. Celtic is an industrial bank chartered by the state of Utah and makes small business and certain other loans. The agreement with Celtic may not be assigned without the prior written consent of the non-assigning party.
We are not required to have licenses to make commercial loans under state law as currently in effect and our operations as presently conducted. Virginia, unlike some other jurisdictions, does not require licensing of commercial lenders. Because we make loans from Virginia in accordance with the Virginia choice of law in our loan agreements, we are not required to be licensed as a lender in other jurisdictions that honor the Virginia choice of law.

Federal Lending Regulations
We are a commercial lender and as such there are federal laws and regulations that affect our and other lenders’ lending operations. These laws include, among others, portions of the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, anti-money laundering requirements (such as the Bank Secrecy Act of 1970 and the law commonly referred to as the USA PATRIOT Act), Equal Credit Opportunity Act, Fair Credit Reporting Act, privacy regulations (such as the Right to Financial Privacy Act of 1978), Telephone Consumer Protection Act of 1991, and requirements relating to unfair, deceptive, or abusive acts or practices.

Competition
The small business lending market is highly competitive and fragmented. We expect competition to continue to increase in the future. We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

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
Facilities
The following information regarding our principal facilities is as of December 31, 2015. Our corporate headquarters is located in New York, New York, where we lease approximately 81,800 square feet of office space pursuant to a lease expiring in 2026. We lease approximately 18,600 square feet of office space in Arlington, Virginia for our underwriting, servicing, collections and operations headquarters under a lease that expires in 2022. We also lease approximately 71,900 square feet of office space in Denver, Colorado under a sublease that expires in 2026 and approximately 22,500 square feet of office space in Denver, Colorado under a lease that expires in January 2016. We believe these facilities are adequate to meet our existing needs. Our leases are further described in Item 2 and Note 15 of Notes to Consolidated Financial Statements elsewhere in this report.
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
Industry and Market Data
This report contains estimates, statistical data, and other information concerning our industry that are based on industry publications, surveys and forecasts. The industry and market information included in this report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such information.
The sources of industry and market data contained in this report are listed below:

•	FDIC, Loans to Small Businesses and Farms, FDIC-Insured Institutions 1995-2015, Q4 2015.

•	Federal Reserve Bank of New York, Small Business Credit Survey Spring 2014, August 2014.

•	Federal Reserve Banks of New York, Atlanta, Cleveland and Philadelphia Joint Small Business Credit Survey, January 2015

•	Oliver Wyman, Financing Small Businesses, 2013.
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
We have a limited operating history in an evolving industry that may not develop as expected. Assessing our business and future prospects is challenging in light of the risks and difficulties we may encounter. These risks and difficulties include our ability to:

•	increase the number and total volume of term loans and lines of credit we extend to our customers;

•	improve the terms on which we lend to our customers as our business becomes more efficient;

•	increase the effectiveness of our direct marketing, as well as our strategic partner and funding advisor program customer acquisition channels;

•	increase repeat borrowing by existing customers;

•	successfully develop and deploy new products;

•	successfully maintain our diversified funding strategy, including through the OnDeck Marketplace and future securitization transactions;

•	favorably compete with other companies that are currently in, or may in the future enter, the business of lending to small businesses;

•	successfully navigate economic conditions and fluctuations in the credit market;

•	effectively manage the growth of our business;

•	obtain debt or equity capital on attractive terms;

•	successfully expand internationally; and

•	anticipate changes to an evolving regulatory environment.
We may not be able to successfully address these risks and difficulties, which could harm our business and cause our operating results to suffer.
Our recent, rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.
Our gross revenue grew to $254.8 million in 2015 from $158.1 million in 2014 and from $65.2 million in 2013. We expect that, in the future, even if our revenue continues to increase, our rate of revenue growth will decline.
In addition, we expect to continue to expend substantial financial and other resources on:

•	personnel, including expanding our technology and analytics team and significant increases to the total compensation we pay our employees as we grow our employee headcount;

•	marketing, including expenses relating to increased direct marketing efforts;

•	product development, including the continued development of our platform and OnDeck Score;

•	diversification of funding sources, including through OnDeck Marketplace;

•	expansion into new markets, including international geographies;

•	office space, as we increase the space we need for our growing employee base;

•	establishing and maintaining strategic partnerships; and

•	general administration, including legal, accounting and other compliance expenses related to being a public company.
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
We generated net losses of $2.2 million, $18.7 million and $24.4 million in 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $128.3 million. We will need to generate and sustain increased revenue levels in future periods in order to become profitable in the future, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our marketing and sales operations and technology and analytics team, increase our customer service and general loan servicing capabilities, meet the increased compliance requirements associated with our transition to and operation as a public company, lease additional space for our growing employee base, upgrade our data center infrastructure and expand into new markets. In addition, we record our loan loss provision as an expense to account for the possibility that loans we intend to hold (rather than sell) may not be repaid in full. Because we incur a given loan loss expense at the time that we issue the loans we intend to hold, we expect the aggregate amount of this expense to grow as we increase the number and total amount of loans we make to our customers.
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

Our customers are small businesses. Accordingly, our customers have historically been, and may in the future remain, more likely to be affected or more severely affected than large enterprises by adverse economic conditions. These conditions may result in a decline in the demand for our loans by potential customers or higher default rates by our existing customers. If a customer defaults on a loan payable to us, the loan enters a collections process where our systems and collections teams initiate contact with the customer for payments owed. If a loan is subsequently charged off, in the past we have generally sold the loan to a third-party collection agency in exchange for only a small fraction of the remaining amount payable to us.
In addition, we are changing our collections strategy to retain more and sell fewer charged-off loans, with the goal of achieving higher recoveries. There is no assurance that this strategy will be successful, and it could result in lower recoveries than we have realized historically from selling charged-off loans. It may also lead to increased litigation, negative publicity and harm to our reputation.
There can be no assurance that economic conditions will remain favorable for our business or that demand for our loans or default rates by our customers will remain at current levels. Reduced demand for our loans would negatively impact our growth and revenue, while increased default rates by our customers may inhibit our access to capital, harm our ability to grow or maintain our OnDeck Marketplace program and negatively impact our profitability. Changes in the financial markets, including changes in credit markets and interest rates, can also impact the price that investors are willing to pay for our loans through OnDeck Marketplace, if at all, which can adversely impact our gain on sale revenue and limit our financing alternatives. Furthermore, we have received a large number of applications from potential customers who do not satisfy the requirements for an OnDeck loan. If an insufficient number of qualified small businesses apply for our loans, our growth and revenue could decline.
Our business may be adversely affected by disruptions in the credit markets or our failure to comply with our debt agreements, including reduced access to credit and other financing.

Historically, we have depended on debt facilities and other forms of debt in order to finance most of the loans we make to our customers. However, we cannot guarantee that these financing sources will continue to be available beyond the current maturity date of each debt facility, on reasonable terms or at all. As the volume of loans that we make to customers on our platform increases, we may require the expansion of our borrowing capacity on our existing debt facilities and other debt arrangements or the addition of new sources of capital. The availability of these financing sources depends on many factors, some of which are outside of our control. We may also experience the occurrence of events of default or breaches of financial performance or other covenants under our debt agreements, which could reduce or terminate our access to institutional funding.

            In addition, in the aggregate, OnDeck Marketplace has become a significant element of our funding strategy, representing 34.3% of our 2015 term loan originations. To the extent that the institutional investors that purchase loans from us through OnDeck Marketplace rely on credit to finance those loan purchases, disruptions in the credit market could also harm our ability to grow or maintain OnDeck Marketplace.  We also rely on securitization as part of our funding strategy and completed our first securitization transaction in May 2014. There can be no assurance that investors will continue to purchase our loans via our OnDeck Marketplace or that we will be able to successfully access the securitization markets again. Furthermore, because we only recently began accessing these sources of capital, there is a greater possibility that these sources of capital may not be available in the future. In the event of a sudden or unexpected shortage of funds in the banking and financial system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments or the liquidation of certain assets. If we were to be unable to arrange new or alternative methods of financing on favorable terms, we may have to curtail our origination of loans, which could have a material adverse effect on our business, financial condition, operating results and cash flow.

Our access to financing and our business may be adversely affected by increases in customer default rates, which could make us and our loans less attractive to institutional purchasers in OnDeck Marketplace, lenders under debt facilities and investors in securitizations.

            We principally rely on OnDeck Marketplace, credit facilities and securitization to fund our loans.  Increases in customer default rates could make us and our loans less attractive to our existing (or prospective) funding sources.  If our existing funding sources do not achieve their desired financial returns or if they suffer losses, they (or prospective funding sources) may increase the cost of providing financing or refuse to provide financing on terms acceptable to us or at all.   Purchasers of loans in OnDeck Marketplace bear the risks of loan ownership. Unsatisfactory performance of our loans may reduce investor confidence and reduce the willingness of investors to participate in OnDeck Marketplace, which could harm our ability to grow or maintain OnDeck Marketplace. In addition, the gain on sale of loans through OnDeck Marketplace has become an important part of our financial performance, contributing $53.4 million, or 20.9% of our 2015 gross revenue. OnDeck Marketplace sales have the effect of accelerating possible future revenue by generating gains at the time of sale, thereby reducing the future returns as compared to holding loans to maturity.

            Our debt facilities for our funding debt and our securitization are non-recourse to On Deck Capital, Inc. and are collateralized by loans.  If the loans securing such debt facilities and securitization fail to perform as expected, the lenders  under our credit facilities and investors in our securitization, or future lenders or investors in similar arrangements, may increase the cost of providing financing or refuse to provide financing on terms acceptable to us or at all.

            In those events, if we were to be unable to arrange new or alternative methods of financing on favorable terms, we may have to curtail or cease our origination of loans, which could have a material adverse effect on our business, financial condition, operating results and cash flow.
Many of our strategic partnerships are nonexclusive and subject to termination options that, if terminated, could harm the growth of our customer base and negatively affect our financial performance. Additionally, these partners are concentrated and the departure of a significant partner could have a negative impact on our operating results.
We rely on strategic partners for referrals of an increasing portion of our customers and our growth depends in part on the growth of these referrals. Over the last three years, loans issued to customers referred to us by our strategic partners have grown to become an increasingly significant percentage of our total loan originations.
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
In addition, a small number of strategic partners refer to us a significant portion of the loans made within this channel. In 2015, 2014 and 2013, loans issued to customers referred to us by our top four strategic partners constituted 11.5%, 9.8% and 6.8% of our total loan originations, respectively. In the event that one or more of these significant strategic partners terminated our relationship or reduced the number of leads provided to us, our business would be harmed.
To the extent that Funding Advisor Program partners or direct sales agents mislead loan applicants or are engaging or previously engaged in disreputable behavior, our reputation may be harmed and we may face liability.
We rely on third-party independent advisors, including business loan brokers, which we call Funding Advisor Program partners, or FAPs, for referrals of a significant portion of the customers to whom we issue loans. In 2015, 2014 and 2013, loans issued to customers whose applications were submitted to us via the FAP channel constituted 28.0%, 41.4% and 56.4% of our total loan originations, respectively. Historically, our practice has been to conduct a personal criminal background check on one of the authorized representatives of each prospective FAPs as one element of the FAP application process; however, in 2015 we significantly enhanced the scope and nature of the due diligence for both prospective FAPs and retroactively to existing FAPs.
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
We have implemented certain enhanced contractual provisions and compliance-related measures related to our funding advisor channel in addition to enhanced due diligence and screening procedures described above. While these measures were intended to improve certain aspects and reduce the risks of how we work with funding advisors and how they work with our customers, we cannot assure you whether these measures will work or continue to work as intended, that other compliance-related concerns will not emerge in the future, that the funding advisors will comply with these measures, and that these measures will not negatively impact our business from this channel, including our financial performance, or have other unintended or negative impacts on our business beyond the FAP channel, such as with existing or potential strategic partners, customers or funding sources.
We pay commissions to our strategic partners and FAPs upfront and generally do not recover them in the event the related loan or line of credit is eventually charged off.
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
Our current level of interest rate spread and gains of sales of loans in our OnDeck Marketplace program may decline in the future. Any material reduction in our interest rate spread or gains on sales of loans could harm our business, results of operations and financial condition.
We earn a majority of our revenues from interest payments on the loans we make to our customers. Financial institutions and other funding sources provide us with the capital to fund these term loans and lines of credit and charge us interest on funds that we draw down. In the event that the spread between the rate at which we lend to our customers and the rate at which we borrow from our lenders decreases, our financial results and operating performance will be harmed. The interest rates we charge to our customers and pay to our lenders could each be affected by a variety of factors, including access to capital based on our business performance, the volume of loans we make to our customers, competition and regulatory requirements. These interest rates may also be affected by a change over time in the mix of the types of products we sell to our customers and investors, the mix of new and renewal loans and a shift among our channels of customer acquisition. Interest rate changes may adversely affect our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as inflation, recession, the state of the credit markets, changes in market interest rates, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. In addition, we generate gains on sales of loans to institutional investors through our OnDeck Marketplace program. The prices we are able to charge for loans we sell are based on a variety of factors, including the terms and credit risk associated with loans, the historical credit performance of the loans we sell, investor demand and other factors. If these variables or others were to change, we might be required to reduce our sales prices on loans, sell fewer loans or both, which could reduce our gains on sales of loans in the OnDeck Marketplace program. Any material reduction in our interest rate spread or gains on sale of loans could have a material adverse effect on our business, results of operations and financial condition.
If the choice of law provisions in our loan agreements are found to be unenforceable, we may be found to be in violation of state interest rate limit laws.
Although the federal government does not currently regulate the maximum interest rates that may be charged on commercial loan transactions, many states have enacted interest rate limit laws specifying the maximum legal interest rate at which loans can be made in their state. We apply Virginia law to the underlying agreement for loans that we originate because our loans are underwritten and entered into in the state of Virginia, where our underwriting, servicing, operations and collections teams are headquartered.

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
Issuing bank partners with whom we have agreements lend to customers in certain states. If our relationships with issuing bank partners were to end or the legal structure supporting such relationships were to be successfully challenged, then we may have to comply with additional restrictions, and certain states may require us to obtain a lending license.
In states that do not require a license to make commercial loans, we make term loans directly to customers pursuant to Virginia law, which is the governing law we require in the underlying loan agreements with our customers. However, twelve states and jurisdictions, namely Alaska, California, Kentucky, Maryland, Minnesota, Nebraska, Nevada, North Dakota, South Dakota, Vermont, Washington, D.C., and West Virginia, require a license to make certain commercial loans and may not honor a Virginia choice of law. They assert either that their own licensing laws and requirements should generally apply to commercial loans made by nonbanks or apply to commercial loans made by nonbanks of certain principal amounts or with certain interest rates or other terms. In such states and jurisdictions and in some other circumstances, term loans are made by our issuing bank partners that are not subject to state licensing and may be sold to us. For the years ended December 31, 2015, 2014 and 2013, loans made by issuing bank partners constituted 12.4%, 15.9% and 16.1%, respectively, of our total loan originations. These loans are not governed by Virginia law, but rather the laws of the issuing bank partner’s home state, California law in the case of our issuing bank partner BofI Federal Bank and Utah law in the case of our issuing bank partner Celtic Bank. The remainder of our term loans provide that they are to be governed by Virginia law. Our issuing bank partners currently originate all of our loans in California, Nevada, North Dakota, South Dakota and Vermont as well as some loans in other states and jurisdictions in addition to those listed above. Although such states and jurisdictions may have licensing requirements and/or interest rate caps that purport to apply to some or all commercial loans, all such licensing requirements and/or caps that would otherwise be applicable are federally preempted when these loans are originated by our federally chartered or state chartered issuing bank partners. As a result, loans originated by our issuing bank partners are generally priced the same as loans originated by us under Virginia law. While the other 39 U.S. states where we originate loans currently honor our Virginia choice of law, future legal changes could result in any one or more of those states no longer honoring our Virginia choice of law. In that case, we could address the legal change in a manner similar to how we approach the nine states and jurisdictions that currently require licensing and may not honor a Virginia choice of law, or we could consider other approaches, including licensing.
In May 2015, the U.S. Court of Appeals for the Second Circuit held in Madden v. Midland Funding, LLC that a nonbank assignee of loans originated by a national bank was not entitled to the benefits of federal preemption as to state law claims of usury. The Second Circuit includes the states of Connecticut, New York and Vermont so the decision is binding in those states. The nonbank assignee has petitioned the Supreme Court of the United States to hear the case and reverse the decision of the Second Circuit. The Supreme Court only hears a small fraction of cases as to which a hearing is sought, and even if the case is heard, there is no assurance that the Supreme Court would reverse the decision of the Second Circuit. If the Supreme Court were to hear the case and affirm the Second Circuit's decision, then the holding of the case would apply not only in the Second Circuit but also throughout the entire United States. Also, from time to time in the past the Second Circuit has been an influential court whose precedents have had impacts on decisions in courts in other parts of the United States. Any extension of Second Circuit's decision, either within or without the states in the Second Circuit, could challenge the preemption of state laws setting interest rate limitations for those loans made by our issuing bank partners.
If we were otherwise not able to work with an issuing bank partner or if we were to seek to make loans directly in those states referenced above, we would have to attempt to comply with the laws of these states in other ways, including through obtaining lending licenses. Compliance with the laws of such states could be costly, and if we are unable to obtain such licenses, our loan volume could substantially decrease and our revenues, growth and profitability would be harmed. In addition, if our activities under the current arrangement with issuing bank partners were deemed to constitute lending within any such jurisdiction, we could be found to have engaged in impermissible lending within such jurisdictions. As a result, we could be subjected to fines and other penalties, all or a portion of the principal and interest charged on the applicable loans could be found to be unenforceable and, to the extent it is determined that such loans were not originated in accordance with all applicable laws, we could be obligated to repurchase any loans from our debt facilities and OnDeck Marketplace participants that failed to comply with such legal requirements. Any finding that we engaged in lending in states in which we are unlicensed to do so could lead to litigation, harm our reputation and negatively impact our operating expenses and profitability.
An increase in customer default rates may reduce our overall profitability and could also affect our ability to attract institutional funding. Further, historical default rates may not be indicative of future results.
Customer default rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual customers. In particular, loss rates on customer loans may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer and business confidence, commercial real estate values, the value of the U.S. dollar, energy prices, changes in consumer and business spending, the number of personal bankruptcies, disruptions in the credit markets and other factors. We offer both our term loan and line of credit products to the same customers, subject to customary credit and loan underwriting procedures. To the extent that our customers borrow from us under both products and default, our losses could be greater than if we had offered them only one product. In addition, as of December 31, 2015, approximately 24.8% of our total loans outstanding related to customers with fewer than five years of operating history. While our OnDeck Score is designed to establish that, notwithstanding such limited operating and financial history, customers would be a reasonable credit risk, our loans may nevertheless be expected to have a higher default rate than loans made to customers with more established operating and financial histories. In addition, if default rates reach certain levels, the principal of our securitized notes may be required to be paid down, and we may no longer be able to borrow from our debt facilities to fund future loans. In addition, if customer default rates increase beyond forecast levels, returns for investors in our OnDeck Marketplace program will decline and demand by investors to participate in this program will decrease, each of which will harm our reputation, operating results and profitability.
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
We face the risk on the loans that we hold that our customers will fail to repay their loans in full. We reserve for such losses by establishing an allowance for loan losses, the increase of which results in a charge to our earnings as a provision for loan losses. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses are also dependent on our subjective assessment based upon our experience and judgment. Actual losses are difficult to forecast, especially if such losses stem from factors beyond our historical experience, and unlike traditional banks, we are not subject to periodic review by bank regulatory agencies of our allowance for loan losses. In addition, for our line of credit product we estimate probable losses on unfunded loan commitments in a process similar to that used for the allowance for loan losses.
As a result, there can be no assurance that our allowance for loan losses or accrual for probable losses on unfunded line of credit commitments will be comparable to that of traditional banks subject to regulatory oversight or sufficient to absorb losses or prevent a material adverse effect on our business, financial condition and results of operations.
We face increasing competition and, if we do not compete effectively, our operating results could be harmed.
We compete with other companies that lend to small businesses. These companies include traditional banks, merchant cash advance providers and newer, technology-enabled lenders. In addition, other technology companies that primarily lend to individual consumers have been focusing, or may in the future focus, their efforts on lending to small businesses. Competition has intensified in small business lending and we expect this trend to continue.
In some cases, our competitors focus their marketing on our industry sectors and seek to increase their lending and other financial relationships with specific industries such as restaurants. In other cases, some competitors may offer a broader range of financial products to our clients, and some competitors may offer a specialized set of specific products or services. Many of these competitors have significantly more resources and greater brand recognition than we do and may be able to attract customers more effectively than we do. In addition as more and more competitors market to the same small businesses, it may be more difficult and expensive for us to build our brand and achieve or maintain favorable customer response rates.
When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or credit terms prevalent in that market, which could adversely affect our market share or ability to exploit new market opportunities. Our pricing and credit terms could deteriorate if we act to meet these competitive challenges. Further, to the extent that the commissions we pay to our strategic partners and funding advisors are not competitive with those paid by our competitors, whether on new loans or renewals or both, these partners and advisors may choose to direct their business elsewhere. Those competitive pressures could also result in us reducing the origination fees or interest we charge to our customers. In addition, increased competition for customer response could require us to incur higher customer acquisition costs and make it more difficult for us to grow our loan originations in both unit and volume for both new as well as repeat customers. All of the foregoing could adversely affect our business, results of operations, financial condition and future growth.
Our success and future growth depend in part on our successful marketing efforts and increased brand awareness. Failure to effectively use our brand to convert sales may negatively affect our growth and our financial performance.
We believe that an important component of our growth will be continued market penetration through our direct marketing channel. To achieve this growth, we anticipate relying heavily on marketing and advertising to increase the visibility of the OnDeck brand with potential customers. The goal of this marketing and advertising is to increase the strength, recognition and trust in the OnDeck brand, drive more unique visitors to submit loan applications on our website, and ultimately increase the number of loans made to our customers. We incurred expenses of $60.6 million and $33.2 million on sales and marketing in the years ended December 31, 2015 and 2014, respectively.
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
We offer term loans and lines of credit to our customers in the United States and term loans to our customers in Canada and Australia. Many of our competitors offer a more diverse set of products to small businesses and in additional international markets. While we intend to eventually broaden the scope of products that we offer to our customers, there can be no assurance that we will be successful in such efforts. Failure to broaden the scope of products we offer to potential customers may inhibit the growth of repeat business from our customers and harm our operating results. There also can be no guarantee that we will be successful with respect to our current efforts in Canada and Australia, as well as any further expansion beyond the United States, Canada and Australia, if we decide to attempt such expansion at all, which may also inhibit the growth of our business.
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
As a result of becoming a public company in December 2014, we are obligated to maintain internal controls over financial reporting and our management is required to report annually on the effectiveness of these internal controls. Any determination that these internal controls are not effective may adversely affect investor confidence in our company and, as a result, the value of our common stock.
As a public company, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2015 and as of subsequent year ends. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
In the past we have identified certain control deficiencies in our internal control over financial reporting that represented significant deficiencies. A deficiency is considered a significant deficiency if it represents a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. In contrast, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with our preparation of the financial statements for the year ended December 31, 2015, which are included elsewhere in this report, we determined that a previously identified significant deficiency related to the effectiveness of our information technology controls continues to exist. Our efforts to resolve this significant deficiency, including designing and implementing policies and procedures to address it, are ongoing.
We cannot assure you that the measures we have taken, or will take, to remediate this significant deficiency will be effective. Moreover, we cannot assure you that we have identified all significant deficiencies or that we will not in the future have additional significant deficiencies or identify material weaknesses. Our independent registered public accounting firm has not evaluated any of the measures we have taken, or that we propose to take, to address any significant deficiencies.
In addition to the specific actions we have taken or will take to address the foregoing significant deficiency, because our business has grown and we are a public company, we seek to transition to a more developed internal control environment that incorporates increased automation. The actions we have taken and plan to take are subject to ongoing senior management review and audit committee oversight.
We also may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified or if we are otherwise unable to maintain effective internal controls over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or when applicable, if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
We will be required to disclose material changes made in our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, until the first audit following the date we are no longer an “emerging growth company” as defined in the Jump Our Business Startups Act of 2012, or the JOBS Act. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.
We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our results of operations and our ability to attract and retain qualified executives and board members.
As a public company we incur significant legal, accounting, and other expenses that we did not incur as a private company and these expenses will increase after we cease to be an “emerging growth company.” In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the New York Stock Exchange, or NYSE, impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations and future regulations will continue to increase our legal, accounting and financial compliance costs and will make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.
In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning with the year ended December 31, 2015, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. As long as we remain an “emerging growth company” we may elect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company” and, when our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
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
Competition for highly skilled engineering and data analytics personnel is extremely intense reflecting a tight labor market, and we continue to face difficulty identifying and hiring qualified personnel in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment. Any significant volatility in the price of our stock may adversely affect our ability to attract or retain highly skilled technical, financial, marketing and other personnel.
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
Since our founding, we have raised substantial equity and debt financing to support the growth of our business. Because we intend to continue to make investments to support the growth of our business, we may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including increasing our marketing expenditures to improve our brand awareness, developing new products or services or further improving existing products and services, enhancing our operating infrastructure and acquiring complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In addition, our agreements with our lenders contain restrictive covenants relating to our capital raising activities and other financial and operational matters, and any debt financing that we secure in the future could involve further restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. Volatility or depressed valuations or trading prices in the equity markets may similarly adversely affect our ability to obtain equity financing
If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition and prospects could be adversely affected.

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
During an early amortization period or occurrence of an event of default, principal collections from the loans in our asset-backed facilities would be applied to repay principal under such facilities rather than being available on a revolving basis to fund purchases of newly originated loans. During the occurrence of an event of default under any of our facilities, the applicable lenders could accelerate the related debt and such lenders’ commitments to extend further credit under the related facility would terminate. Our asset-backed securitization trust would not be able to issue future series out of such securitization if an early amortization event occurred. In addition, the period during which remaining cash flow can be used to purchase additional loans expires April 30, 2016 and the securitization has a final maturity in May 2018. If we were unable to repay the amounts due and payable under such facilities, the applicable lenders could seek remedies, including against the collateral pledged under such facilities. A default under one facility could also lead to default under other facilities due to cross-acceleration or cross-default provisions.
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
The regulatory environment in which lending institutions operate has become increasingly complex, and following the financial crisis of 2008, supervisory efforts to enact and apply relevant laws, regulations and policies have become more intense. Similar considerations apply to our operations outside of the United States in Canada and Australia.
Over the last year, federal and state regulatory and other policymaking entities have taken increased interest in marketplace and online lending, including small business lending.  For example, in July 2015, the U.S. Department of the Treasury issued a public request for information regarding expanding access to credit though online marketplace lending.  In December 2015, the California Department of Business Oversight announced an inquiry into the marketplace lending industry and requested information from fourteen marketplace lenders including OnDeck.  Both of the U.S. Treasury and California initiatives were initially presented as information gathering projects to assist officials in better understanding, among other things, the methods, role and impact of online and marketplace lending on credit markets.

            We expect these and other types of government and regulatory activities to continue in the future as marketplace and online lending grow or become the subject of greater public interest.  We cannot predict the outcome of these or other comparable future activities, when or whether they will lead to new laws, regulations or other actions or what they might be. However, the impact and cost of any possible future changes could be substantial and could also require us to change our business practices and operations in a manner that adversely impacts our business.
Changes in laws or regulations or the regulatory application or judicial interpretation of the laws and regulations applicable to us could adversely affect our ability to operate in the manner in which we currently conduct business or make it more difficult or costly for us to originate or otherwise make additional loans, or for us to collect payments on loans by subjecting us to additional licensing, registration and other regulatory requirements in the future or otherwise. For example, if our loans were determined for any reason not to be commercial loans or maximum interest rate limitations were imposed on commercial loans, we would be subject to many additional requirements, and our fees and interest arrangements could be challenged by regulators or our customers. A material failure to comply with any such laws or regulations could result in regulatory actions, lawsuits and damage to our reputation, which could have a material adverse effect on our business and financial condition and our ability to originate and service loans and perform our obligations to investors and other constituents.
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

Expanding our operations internationally could subject us to new challenges and risks.
We currently operate in the United States, Canada and Australia and may seek to expand our business further internationally. Additional international expansion, whether in our existing or new international markets, will require additional resources and controls. Such expansion could subject our business to substantial risks including:

•	adjusting our proprietary loan platform, and the OnDeck Score, to account for the country-specific differences in information available on potential small business borrowers;

•	conformity with applicable business customs, including translation into foreign languages and associated expenses;

•	changes to the way we do business as compared with our current operations;

•	the need to support and integrate with local third-party service providers;

•	competition with service providers that have greater experience in the local markets than we do or that have pre-existing relationships with potential borrowers and investors in those markets;

•
difficulties in staffing and managing foreign operations in an environment of diverse culture, laws and customs, and the increased travel, infrastructure and legal and compliance costs associated with international operations;

•
compliance with multiple, potentially conflicting and changing governmental laws and regulations, including banking, securities, employment, tax, privacy and data protection laws and regulations, such as the EU Data Privacy Directive;

•	compliance with U.S. and foreign anti-bribery laws, including the Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act;

•	difficulties in collecting payments in foreign currencies and associated foreign currency exposure;

•	restrictions on repatriation of earnings;

•
compliance with potentially conflicting and changing laws of taxing jurisdictions where we conduct business and applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws and potentially adverse tax consequences due to changes in such tax laws; and

•	regional economic and political conditions.
As a result of these risks, any potential future international expansion efforts that we may undertake may not be successful.
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
We had U.S. federal net operating loss carryforwards of approximately $50.6 million as of December 31, 2015. These net operating loss carryforwards will begin to expire at various dates beginning in 2027. As of December 31, 2015, we recorded a full valuation allowance of $32.0 million against our net deferred tax asset.
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

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. In August 2015, we became the subject of two putative class actions alleging that the registration statement for our IPO contained materially false and misleading statements regarding, or failed to disclose, specified information in violation of the Securities Act of 1933, as amended. The court has not ruled on the pending motion for consolidation of the two suits into a single case, the appointment of a lead plaintiff and approval of plaintiff’s counsel.

If our stock price continues to be volatile, we may become the target of additional securities litigation in the future. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, operating results and financial condition.
Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. At December 31, 2015, we had 70,060,208 shares of common stock outstanding of which 46,961,322 shares were freely tradable.
At December 31, 2015, an aggregate of 56,832,941 shares of our common stock (including shares issuable pursuant to the exercise of warrants to purchase common stock), or their permitted transferees, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our 2014 Equity Incentive Plan and 2014 Employee Stock Purchase Plan.
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
Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 59% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2015. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
We also expect that these new rules and regulations and the fact that we have already been subject to two putative class action litigations will make it more expensive for us as a public company to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our Audit Committee, Compensation Committee, Risk Management Committee and as qualified executive officers.
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
Our principal locations, their purposes and the expiration dates for the leases on facilities at those locations as of December 31, 2015 are shown in the table below.

Location	Purpose	Approximate Square Feet	Lease Expiration Date
New York, NY	Corporate Headquarters, technology and direct sales	81,800	2026
Denver, CO	Direct sales and operations	71,900	2026
Denver, CO	Direct sales and operations	22,500	2016
Arlington, VA	Underwriting, loan origination and servicing	18,600	2022

To support planned future growth, we are currently in the process of expanding the amount of square footage we occupy in our New York office facility. We lease all of our facilities. We do not own any real property. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. Our leases are further described in Note 15 of Notes to Consolidated Financial Statements elsewhere in this report.

Item 3.	Legal Proceedings

Two separate putative class actions were filed in August 2015 in the United States District Court for the Southern District of New York against us, certain of our executive officers, our directors and certain or all of the underwriters of our initial public offering. The suits allege that the registration statement for our IPO contained materially false and misleading statements regarding, or failed to disclose, specified information in violation of the Securities Act of 1933, as amended. The suits seek a determination that the case is a proper class action and/or certification of the plaintiff as a class representative, rescission or a rescissory measure of damages and/or unspecified damages, interest, attorneys’ fees and other fees and costs. On February 18, 2016 the court issued an order (1) consolidating the two cases, (2) selecting the lead plaintiff and (3) appointing lead class counsel.   Under the order, the plaintiffs are directed to file a consolidated complaint by March 18, 2016. Within 30 days of the filing of any consolidated complaint, the defendants are to answer the complaint or request a pre-motion conference with the court seeking permission to file a motion to dismiss. We intend to defend ourselves vigorously in these consolidated matters, although at this time we cannot predict the outcome.
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
Market Information
Our common stock began trading on the New York Stock Exchange, or the NYSE, under the symbol “ONDK” on December 17, 2014 in connection with our initial public offering of our common stock. Prior to that date, there was no public market for our common stock. The following table sets forth the high and low intradary sale prices of our common stock on the NYSE from the commencement of trading through the end of 2015:

	Sale Prices
	High	Low
2014
Fourth Quarter (beginning December 17, 2014)	$28.98	$21.40
2015
First Quarter	$24.48	$14.52
Second Quarter	$21.79	$11.38
Third Quarter	$14.90	$7.75
Fourth Quarter	$12.85	$8.76
Holders of Record
As of February 22, 2016, there were approximately 177 holders of record of our common stock. This record holder figure does not include, and we are not able to estimate, the number of holders whose shares are held of record by banks, brokers and other financial institutions.
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
Issuer Purchases of Equity Securities
During the quarter and year ended December 31, 2015, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.
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
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 17, 2014 under to Rule 424(b)(4). Pending the application of the net proceeds as described in our final prospectus, from December 22, 2014 (the closing date of our initial public offering) through December 31, 2015 (the end of the period covered by this report), the net proceeds were maintained in deposit accounts or short term, investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government.
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of On Deck Capital, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph compares the cumulative total stockholder return since December 31, 2014 with the S&P 500 Index and the NASDAQ Internet Index through December 31, 2015. The graph assumes that the value of the investment in our common stock and each index was $100 at market close on December 17, 2014 and that any dividends and other distributions paid during the period covered by the graph were reinvested. The returns shown are historical and are not intended to suggest future performance.

Sales of Unregistered Equity Securities
None.

Item 6.	Selected Consolidated Financial Data
The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of December 31, 2015 and 2014 and the consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 2013 and 2012 and the consolidated statement of operations data for the year ended December 31, 2012 are derived from our audited consolidated financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.
(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013	2012
Consolidated Statements of Operations
Revenue:
Interest income	$195,048	$145,275	$62,941	$25,273
Gross revenue	254,767	158,064	65,249	25,643
Total cost of revenue	95,107	84,632	39,989	20,763
Net revenue	159,660	73,432	25,260	4,880
Net loss	(2,231)	(18,708)	(24,356)	(16,844)
Net loss attributable to On Deck Capital, Inc. common stockholders	$(1,273)	$(31,592)	$(37,080)	$(20,284)
Net loss per share attributable to On Deck Capital, Inc. common shareholders:
Basic and diluted	$(0.02)	$(0.60)	$(8.64)	$(4.27)
Weighted-average common shares outstanding:
Basic and diluted	69,545,238	52,556,998	4,292,026	4,750,440
Balance sheet data:
Cash and cash equivalents	$159,822	$220,433	$4,670	$7,386
Loans held for investment	552,742	504,107	222,521	90,975
Total assets	749,252	729,632	235,450	106,510
Funding debt	380,112	387,928	188,297	96,297
Total liabilities	419,830	419,027	216,587	110,443
Redeemable convertible preferred stock	—	—	118,343	53,226
Total On Deck Capital, Inc. stockholders' equity (deficit)	$322,813	$310,605	$(99,480)	$(57,159)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Overview
We are a leading online platform for small business lending. We are seeking to transform small business lending by making it efficient and convenient for small businesses to access capital. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources to assess the creditworthiness of small businesses rapidly and accurately. Small businesses can apply for a term loan or line of credit on our website in minutes and, using our proprietary OnDeck Score, we can make a funding decision immediately and transfer funds as fast as the same day. We have originated more than $4 billion of loans since we made our first loan in 2007. Our loan originations have increased at a compound annual growth rate of 60% from 2013 to 2015 and had a year-over-year growth rate of 62% for the year ended December 31, 2015.
We generate the majority of our revenue through interest income and fees earned on the term loans we retain. Our term loans are obligations of small businesses with fixed dollar repayments, which we offer in principal amounts ranging from $5,000 to $500,000 and with maturities of 3 to 36 months. Our lines of credit, which we began offering in September 2013, range from $6,000 to $100,000, and are repayable within six months of the date of the latest funds draw. We earn interest on the balance outstanding and lines of credit are subject to a monthly fee unless the customer makes a qualifying minimum draw, in which case it is waived for the first six months. In September 2015, in response to what we believe to be the unmet demand of larger, higher credit quality businesses, we began offering term loans up to $500,000 with terms as long as 36 months as compared to our previous limits of $250,000 and 24 months and we also increased the maximum size of our line of credit from $25,000 to $100,000. In October 2013, we also began generating revenue by selling some of our term loans to third-party institutional investors through our OnDeck Marketplace. The balance of our revenue comes from our servicing and other fee income, which primarily consists of fees we receive for servicing loans we have sold to third-party institutional investors and marketing fees from issuing bank partners. In 2015, 2014 and 2013, loans originated via issuing bank partners constituted 12.4%, 15.9% and 16.1% of our total loan originations, respectively.
We rely on a diversified set of funding sources for the capital we lend to our customers. Our primary source of this capital has historically been debt facilities with various financial institutions. As of December 31, 2015, we had $380.1 million of funding debt outstanding and $644.7 million total borrowing capacity under such debt facilities. During the years ended 2015, 2014 and 2013, we sold approximately $617.7 million, $145.2 million and $18.7 million, respectively, of loans to OnDeck Marketplace investors. In addition, we completed our first securitization transaction in May 2014, pursuant to which we issued debt that is secured by a revolving pool of OnDeck small business loans. We raised approximately $175.0 million from this securitization transaction. We have also used proceeds from our stock financings and operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. Of the total principal outstanding as of December 31, 2015, including our loans held for investment and loans held for sale, plus loans sold to OnDeck Marketplace investors which had a balance remaining as of December 31, 2015, 39% were funded via OnDeck Marketplace investors, 26% were funded via our debt warehouse facilities, 21% were financed via proceeds raised from our securitization transaction and 14% were funded via our own equity.
We originate loans through direct marketing, including direct mail, social media, and other online marketing channels. We also originate loans through referrals from our strategic partners, including banks, payment processors and small business-focused service providers, and through funding advisors who advise small businesses on available funding options.
We have grown rapidly over the three years ended December 31, 2015. We generated gross revenue of $254.8 million, $158.1 million and $65.2 million, during the years ended December 31, 2015, 2014 and 2013, respectively. We currently make loans throughout the United States and in Canada and Australia, although, to date, substantially all of our revenue has been generated in the United States.
Our Adjusted EBITDA, a non-GAAP measure which is described in further detail in the section below titled “—Key Financial and Operating Metrics,” improved to positive $16.2 million for the year ended December 31, 2015 from negative $0.2 million and negative $16.3 million for the years ended December 31, 2014 and 2013, respectively. We incurred net losses of $2.2 million, $18.7 million and $24.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

	As of or for the Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Originations	$1,874,438	$1,157,751	$458,917
Unpaid Principal Balance	$543,790	$490,563	$215,966
Average Loans	$527,916	$359,652	$147,398
Loans Under Management	$890,351	$571,759	$233,324
Effective Interest Yield	36.9%	40.4%	42.7%
Marketplace Gain on Sale Rate	8.6%	6.1%	4.2%
Average Funding Debt Outstanding	$377,199	$279,307	$124,238
Cost of Funds Rate	5.4%	6.2%	10.8%
Provision Rate	5.8%	6.6%	6.0%
Reserve Ratio	9.8%	10.2%	9.0%
15+ Day Delinquency Ratio	6.6%	7.3%	7.6%
Adjusted EBITDA	$16,165	$(165)	$(16,258)
Adjusted Net Loss	$10,309	$(4,634)	$(20,179)
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
Unpaid Principal Balance
Unpaid Principal Balance represents the total amount of principal outstanding of term loans held for investment and amounts outstanding under lines of credit at the end of the period. It excludes net deferred origination costs, allowance for loan losses and any loans sold or held for sale at the end of the period.
Average Loans
Average Loans for the period is the simple average of loans held for investment as of the beginning of the period and as of the end of each quarter in the period.
Loans Under Management
Loans Under Management represents the Unpaid Principal Balance plus the amount of principal outstanding of loans held for sale, excluding net deferred origination costs, plus the amount of principal outstanding of term loans we serviced for others at the end of the period.
Effective Interest Yield
Effective Interest Yield is the rate of return we achieve on loans outstanding during a period. For full years, it is calculated as our interest income divided by Average Loans and for interim periods it is calculated as our annualized interest income for the period divided by Average Loans.
Net deferred origination costs in loans held for investment consist of deferred origination fees and costs. Deferred origination fees include fees paid up front to us by customers when loans are funded and decrease the carrying value of loans, thereby increasing the Effective Interest Yield earned. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to loan origination and increase the carrying value of loans, thereby decreasing the Effective Interest Yield earned.
Recent pricing trends are discussed under the subheading "Key Factors Affecting Our Performance - Pricing."
Marketplace Gain on Sale Rate
Marketplace Gain on Sale Rate equals our gain on sale revenue from loans sold through OnDeck Marketplace divided by the carrying value of loans sold, which includes both unpaid principal balance sold and the remaining carrying value of the net deferred origination costs. A portion of loans regularly sold through OnDeck Marketplace are or may be loans which were initially designated as held for investment upon origination. The portion of such loans sold in a given period may vary materially dependent upon market conditions and other circumstances.
Average Funding Debt Outstanding
Funding debt outstanding is the debt that we incur to support our lending activities and does not include our corporate debt. Average Funding Debt Outstanding for the period is the simple average of the funding debt outstanding as of the beginning of the period and as of the end of each quarter in the period.
Cost of Funds Rate
Cost of Funds Rate is our funding cost, which is the interest expense, fees, and amortization of deferred issuance costs we incur in connection with our lending activities across all of our debt facilities. For full years, it is calculated as our funding cost divided by Average Funding Debt Outstanding and for interim periods it is calculated as our annualized funding cost for the period divided by Average Funding Debt Outstanding.
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
The denominator of the Provision Rate formula includes the full amount of originations in a period. However, the numerator reflects only the additional provision required to provide for loan losses on the net funded amount during such period. Therefore, all other things equal, an increased volume of loan rollovers and line of credit repayments and re-borrowings in a period will reduce the Provision Rate.
A portion of loans regularly sold through OnDeck Marketplace are or may be loans which were initially designated as held for investment upon origination. The portion of such loans sold in a given period may vary materially depending upon market conditions and other circumstances.
The Provision Rate is not directly comparable to the net cumulative lifetime charge-off ratio because (i) the Provision Rate reflects estimated losses at the time of origination while the net cumulative lifetime charge-off ratio reflects actual charge-offs, (ii) the Provision Rate includes provisions for losses on both term loans and lines of credit while the net cumulative lifetime charge-off ratio reflects only charge-offs related to term loans and (iii) the Provision Rate for a period reflects the provision for losses related to all loans held for investment while the net cumulative lifetime charge-off ratio reflects lifetime charge-offs of term loans related to a particular cohort of term loans.
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
Non-GAAP Financial Measures
We believe that the provision of non-GAAP metrics in this report can provide a useful measure for period-to-period comparisons of our core business and useful information to investors and others in understanding and evaluating our operating results. However, non-GAAP metrics are not calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered an alternative to any measures of financial performance calculated and presented in accordance with GAAP. Other companies may calculate these non-GAAP metrics differently than we do.
Adjusted EBITDA
Adjusted EBITDA represents our net (loss) income, adjusted to exclude interest expense associated with debt used for corporate purposes (rather than funding costs associated with lending activities), income tax expense, depreciation and amortization, stock-based compensation expense and warrant liability fair value adjustment. Stock based compensation includes employee compensation as well as compensation to third-party service providers.
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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•	Adjusted EBITDA does not reflect interest associated with debt used for corporate purposes or tax payments that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not reflect the potential costs we would incur if certain of our warrants were settled in cash.
The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Adjusted EBITDA
Net loss	$(2,231)	$(18,708)	$(24,356)
Adjustments:
Corporate interest expense	306	398	1,276
Income tax expense	—	—	—
Depreciation and amortization	6,508	4,071	2,645
Stock-based compensation expense	11,582	2,842	438
Warrant liability fair value adjustment	—	11,232	3,739
Adjusted EBITDA	$16,165	$(165)	$(16,258)

Adjusted Net (Loss) Income
Adjusted Net (Loss) Income represents our net loss adjusted to exclude stock-based compensation expense and warrant liability fair value adjustment, each on the same basis and with the same limitations as described above for Adjusted EBITDA.
The following table presents a reconciliation of net loss to Adjusted Net (Loss) Income for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Adjusted Net (Loss) Income
Net loss	$(2,231)	$(18,708)	$(24,356)
Adjustments:
Net loss attributable to noncontrolling interest	958	—	—
Stock-based compensation expense	11,582	2,842	438
Warrant liability fair value adjustment	—	11,232	3,739
Adjusted Net (Loss) Income	$10,309	$(4,634)	$(20,179)

Key Factors Affecting Our Performance

Investment in Long-Term Growth
The core elements of our growth strategy include acquiring new customers, broadening our distribution capabilities through strategic partners, enhancing our data and analytics capabilities, expanding our product offerings, extending customer lifetime value and expanding internationally. We plan to continue to invest significant resources to accomplish these goals, and we anticipate that our operating expense will continue to increase for the foreseeable future, particularly our sales and marketing and technology and analytics expenses. These investments are intended to contribute to our long-term growth, but they may affect our near-term operating performance.
Originations
Our revenues continued to grow during the year ended December 31, 2015, primarily as a result of growth in originations. Growth in originations has been driven by the addition of new customers, increasing business from existing and previous customers, and increasing average loan size, as loan loss rates have remained relatively constant over this time. In addition, during 2015 we grew our line of credit product, and we expect this product to drive a larger percentage of our originations as adoption and use of this product continues to grow. For the years ended December 31, 2015, 2014 and 2013, the number of loans originated were 37,141, 26,921 and 13,059, respectively. For the years ended December 31, 2015, 2014 and 2013, originations from repeat customers as a percentage of total originations during the period were 57%, 50% and 44%, respectively. Line of credit originations made up 9.1% and 4.9% of total dollar originations in 2015 and 2014, respectively. In the second half of 2014, we also introduced the fifth generation, or v5, of the OnDeck Score which has enhanced our credit scoring capabilities, enabling us to improve offers to our customers while preserving the credit quality of our portfolio.
The number of weekends and holidays in a period can impact our business. Many small businesses tend to apply for loans on weekdays, and their businesses may be closed at least part of a weekend and on holidays. In addition, our loan fundings and automated customer loan repayments only occur on weekdays (excluding bank holidays).
We anticipate that our future growth will continue to depend in part on attracting new customers. We plan to increase our sales and marketing spending to attract these customers as well as continue to increase our analytics spending to better identify potential customers. We have historically relied on all three of our channels for customer acquisition but have become increasingly focused on growing our direct and strategic partner channels. Collective originations through our direct and strategic partner channels made up 72%, 59% and 44% of total originations from all customers in 2015, 2014 and 2013, respectively. We plan to continue investing in direct marketing and sales, increasing our brand awareness and growing our strategic partnerships.

The following tables summarize the percentage of loans made to all customers originated by our three distribution channels for the periods indicated. From time to time management is required to make judgments to determine customers' appropriate channel distribution.

	Year Ended December 31,
Percentage of Originations (Number of Loans)	2015	2014	2013
Direct and Strategic Partner	79.5%	69.8%	54.4%
Funding Advisor	20.5%	30.2%	45.6%

	Year Ended December 31,
Percentage of Originations (Dollars)	2015	2014	2013
Direct and Strategic Partner	72.0%	58.6%	43.6%
Funding Advisor	28.0%	41.4%	56.4%
We originate term loans and lines of credit to customers who are new to OnDeck, as well as to repeat customers. We believe our ability to increase adoption of our products within our existing customer base will be important to our future growth. A component of our future growth will include increasing the length of our customer life cycle by expanding our product offerings. In 2015, 2014, and 2013 originations from our repeat customers, which include all draws on lines of credit subsequent to a customer's initial draw, were 57%, 50% and 44%, respectively, of total originations to all customers. We believe our significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in products and services. Repeat customers generally comprise our highest quality loans, given many repeat customers require additional financing for growth or expansion. From our 2013 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 28% and 47% from their initial loan to their third loan. Similarly, from our 2014 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 29% and 54%. In 2015, 24.7% percent of our origination volume from repeat customers was due to unpaid principal balance rolled from existing loans directly into such repeat originations. In order for a current customer to qualify for a new term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

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

	Year Ended December 31,
Percentage of Originations (Dollars)	2015	2014	2013
New	42.6%	49.9%	56.5%
Repeat	57.4%	50.1%	43.5%
Pricing
Customer pricing is determined primarily based on the customer’s OnDeck Score, the loan term, the customer type (new or repeat) and origination channel. Loans originated through the direct and strategic partner channels are generally priced lower than loans originated through the funding advisor channel due to the higher commissions paid to funding advisors.

Our customers generally pay between $0.003 and $0.04 per month in interest for every dollar they borrow under one of our term loans, with the actual amount typically driven by the length of term of the particular loan. In general, historically, our term loans have been primarily quoted in “Cents on Dollar,” or COD, and lines of credit are quoted in annual percentage rate, or APR. Given the use case and payback period associated with our shorter term products, we believe many of our customers prefer to understand pricing on a “dollars in, dollars out” basis and are primarily focused on total payback cost.

We believe that our product pricing has historically fallen between traditional bank loans to small businesses and certain non-bank small business financing alternatives such as merchant cash advances. The weighted average pricing on our originations has declined over time as measured by both average “Cents on Dollar” borrowed per month and APR as shown in the table below.

	Q4 2015	Q3 2015	Q2 2015	Q1 2015	2014	2013	2012
Weighted Average Term Loan "Cents on Dollar" Borrowed, per Month	1.82¢	1.86¢	2.04¢	2.15¢	2.32¢	2.65¢	2.87¢
Weighted Average APR - Term Loans and Lines of Credit	41.4%	42.7%	46.5%	49.3%	54.4%	63.4%	69.0%

The weighted average APR for term loans and lines of credit has declined over the past years. For the years ended December 31, 2015, 2014 and 2013, the weighted average APR for term loans and lines of credit was 44.5%, 54.4% and 63.4% , respectively. We attribute this pricing shift to longer average loan term lengths, increased originations from our lower cost direct and strategic partner channels as a percentage of total originations, the growth of our line of credit product which is priced at a lower APR level than our term loans, the introduction of our customer loyalty program and our continued efforts to pass savings on to customers. During the first half of 2015, we introduced our customer loyalty program, under which we reduce interest rates for qualifying repeat customers, who historically have exhibited stronger credit characteristics than new customers, demonstrated successful loan history by paying down previous loans and generated stronger unit economics in part due to the lower CAC of a repeat customer. This aligns with our goal of building long-term relationships with our customers. We anticipate that the full impact of our loyalty program will take several quarters to manifest itself as the program has been in existence less than one full year while the average term length of a term loan is approximately 12 months. Accordingly, we expect this loyalty program to continue to reduce pricing to repeat customers for several additional quarters. We believe that the lifetime value of a customer is increased through our loyalty program and that such increase offsets the impact of loyalty program's lower pricing.

“Cents on Dollar” borrowed reflects the total interest to be paid by a customer to us for each dollar of principal borrowed, and does not include the loan origination fee. As of December 31, 2015, the APRs of our term loans outstanding ranged from 7.3% to 98.4% and the APRs of our lines of credit outstanding ranged from 14.0% to 36.0%. Because many of our loans are short term in nature and APR is calculated on an annualized basis, we believe that small business customers tend to understand and evaluate term loans, especially those of a year or less, primarily on a Cents on Dollar borrowed basis rather than APR.  While annualized rates like APR may help a borrower compare loans of similar duration, especially for loans of 12 months or less, an annualized rate may be less useful because it is sensitive to duration. For loans of 12 months or less, small differences in loan term can yield large changes in the associated APR, which makes comparisons and understanding of total interest cost more difficult. We believe that for such short-term loans, Cents on Dollar, or similar cost measures that provide total interest expense, give a borrower important information to understand and compare loans, and make an educated decision.  Despite these limitations, we are exploring ways to increase standardization of pricing and comparison terms in our industry in order to help small business customers assess their credit options. We are also providing APRs for prior periods as supplemental information for comparative purposes.  Historically, we have not used APR as an internal metric to evaluate performance of our business or as a basis to compensate our employees or to measure their performance. The interest on commercial business loans is also tax deductible as permitted by law compared to typical personal loans which do not provide a tax deduction. APR does not give effect to the small business customer’s possible tax deductions and cash savings associated with business related interest expenses.
We consider Effective Interest Yield, or EIY, as a key pricing metric. EIY is the rate of return we achieve on loans outstanding during a period. Our EIY differs from APR in that it takes into account deferred origination fees and deferred origination costs. Deferred origination fees include fees paid up front to us by customers when loans are funded and decrease the carrying value of loans, thereby increasing the EIY. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to loan origination and increase the carrying value of loans, thereby decreasing the Effective Interest Yield.
In addition to individual loan pricing and the number of days in a period, there are many other factors that can affect EIY, including:

•
Channel Mix - In general, loans originated from the direct and strategic partner channels have lower EIYs than loans from the funding advisor channel primarily due to their lower rates, lower acquisition costs and lower loss rates.  The direct and strategic partner channels have, in the aggregate, made up 72%, 59% and 44% of total originations during the years ended December 31, 2015, 2014 and 2013, respectively. We expect the direct and strategic partner channels to continue to grow as a percentage of the overall channel mix as we continue to focus on growing these historically higher-quality originations.

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower EIYs, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher EIY loans because total payback is typically higher compared to a shorter length term for the same principal loan amount.  Since the introduction of our 24-month and 36-month term loan products, the average length of new term loan originations has increased to 11.8 from 10.8 and 10.0 months for the years ended December 31, 2015, 2014 and 2013, respectively.

•
Customer Type Mix - In general, loans originated from repeat customers have lower EIYs than loans from new customers.  This is primarily due to the fact that repeat customers typically have a higher OnDeck Score and are therefore deemed to be lower risk.  In addition, repeat customers are more likely to be approved for longer terms than new customers given their established payment history and lower risk profiles. Finally, origination fees are generally reduced or waived and rates are lower for repeat customers due to our loyalty program, contributing to lower EIYs.

•
Product Mix - In general, loans originated from line of credit customers have lower EIYs than loans from term loan customers.  This is primarily due to the fact that lines of credit are expected to have longer lifetime usage than term loans, enabling more time to recoup upfront acquisition costs.  For the year ended 2015, the average line of credit APR was 33.8%, compared to the average term loan APR which was 45.0%.  Further, draws from line of credit customers have increased to 9.1% from 4.9% of total originations in 2015 and 2014, respectively. As we expand the availability and market awareness of our 24-month and 36-month term loan products, we expect the product mix to result in a further reduction of EIY although it is not possible to estimate the impact since such impact is dependent upon the ultimate volume achieved by those new products which cannot yet be determined.

•
Competition - As new online and alternative lenders have entered the market, there has been an increased volume of direct marketing to potential borrowers and increased competition for responses to those direct marketing efforts. Competitors may attempt to obtain new customers by pricing term loans and lines of credit below prevailing market rates. This could cause downward pricing pressure as these new entrants attempt to win new customers even at the cost of pricing loans below market rates, or even at rates resulting in net losses to them. While we recognize that there has been increased competition in the market of small business loans, we believe only a small portion of our period over period EIY decline is a result of increased competition.

•
OnDeck Marketplace Loan Sales - Since its inception in October 2013 through the first quarter of 2015, OnDeck Marketplace sales had a negligible effect on EIY due to the fact that loans were typically sold within several days of origination resulting in immaterial increases to interest income. During 2015, EIY began to be more significantly impacted by OnDeck Marketplace loan sales, in particular because we sold seasoned loans in addition to newly originated loans we typically sell through OnDeck Marketplace. Sales of seasoned loans typically result in an increase to EIY because we earn interest income on those loans for a longer period of time as compared to loans typically sold through OnDeck Marketplace (increasing the numerator of the EIY formula ), and removed the loans from our balance sheet, reducing Average Loans (decreasing the denominator of the EIY formula). Our EIY was also positively impacted by OnDeck Marketplace loan sales in 2015 due to the increase in time between loan origination and sale of our loans held for sale as compared to loans previously sold through OnDeck Marketplace. We earn interest income during the period we hold loans prior to sale. During 2015, we held those loans for a longer period of time than loans previously sold through OnDeck Marketplace (increasing the numerator of the EIY formula). During 2015, we sold $617.7 million of loans through OnDeck Marketplace representing a 325% increase over 2014.

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
The following table summarizes the initial principal of originations of the aforementioned two sources as it relates to the statement of cash flows during 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Originations of loans held for sale	445,968	140,578	18,834
Originations of loans held for investment, modified	138,968	—	—
Marketplace originations	584,936	140,578	18,834
1 The twelve months ended December 31, 2015 excludes the sale of $32,783 of loans held for investment, which were not initially designated for sale at origination or upon renewal.

Since 2013, as part of our continuing initiative to reduce pricing while controlling risk, our EIY has generally declined. Our EIY for 2015, 2014 and 2013 was 36.9%, 40.4% and 42.7%, respectively. Although OnDeck Marketplace loan sales had a positive impact on EIY, the pricing reductions which resulted from the numerous items discussed above generated an impact which resulted in a net decline in EIY.

We expect our pricing to continue to decline as our originations continue to shift towards our direct and strategic partner channels and repeat customers take advantage of our loyalty pricing, although over the longer term we expect the decline to be at a more gradual pace that occurred between 2014 and 2015.
Sale of Whole Loans through OnDeck Marketplace

In October 2013, we began to sell whole loans to institutional investors through OnDeck Marketplace. For the years ended 2015 and 2014, approximately 34.3% and 12.8%, respectively, of total originations were OnDeck Marketplace originations. Because market conditions allowed us to generate higher premiums on loans sales in 2015 compared to 2014, we increased the use of OnDeck Marketplace as a funding source. Our Marketplace Gain on Sale Rate increased to 8.6% for the year ended 2015 as compared to 6.1% for the year ended 2014. By increasing our use of OnDeck Marketplace as a funding source, we have recognized increased gain on sale revenue, which is recognized at the point of the whole loan sale, as opposed to recognizing future interest income over the life of the loan. We believe that the increased premiums, ongoing servicing fees generated and mitigation of credit risk can be an attractive alternative to holding to maturity. The degree to which we sell loans through OnDeck Marketplace largely depends on the premiums available to us. To the extent our use of OnDeck Marketplace as a funding source decreases in the future due to lower available premiums or otherwise, our gross revenue could be materially effected.
Customer Acquisition Costs
Our customer acquisition costs, or CACs, differ depending upon the acquisition channel. CACs in our direct channel include the commissions paid to our internal salesforce and expenses associated with items such as direct mail, social media and other online marketing activities. CACs in our strategic partner channel include commissions paid to our internal salesforce and strategic partners. CACs in our funding advisor channel include commissions paid to our internal salesforce and funding advisors. CACs in all channels include new originations as well as renewals. Compared to 2014, our CACs in the strategic partner channel and in our funding advisor channel in 2015 have declined as a percentage of total originations from the respective channels. Our direct channel CACs have also declined as a percentage of originations as a result of the increasing scale of our operations, improvements in customer targeting, our introduction of our line of credit product, the addition of pre-qualifications to our marketing outreach and underwriting process and increased repeat purchases from customers. Increased competition for customer response could require us to incur higher customer acquisition costs and make it more difficult for us to grow our loan originations in both unit and volume for both new as well as repeat customers.
Customer Lifetime Value
The ongoing lifetime value of our customers will be an important component of our future performance. We analyze customer lifetime value not only by tracking the “contribution” of customers over their lifetime with us, but also by comparing this contribution to the acquisition costs incurred in connection with originating such customers’ initial loans.
For illustration, we consider customers that took their first ever loan from us during 2013 and look at all of their borrowing and transaction history from that date through December 31, 2015. The borrowing characteristics of these borrowers include:

•	Average number of loans per customer during the measurement period: 2.4

•	Average initial loan size: $33,096

•	Average repeat loan size: $51,529

•	Total borrowings: $824 million
On the same basis, the borrowing characteristics of customers that took their first ever loan from us during 2014 include:

•	Average number of loans per customer during the measurement period: 2.0

•	Average initial loan size: $40,713

•	Average repeat loan size: $56,408

•	Total borrowings: $1.26 billion

Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by cohort. Net lifetime charge-offs are the unpaid principal balance charged off less recoveries of loans previously charged off, and a given cohort’s net lifetime charge-off ratio equals the cohort’s net lifetime charge-offs through December 31, 2015 divided by the cohort’s total original loan volume. Repeat loans in both the numerator and denominator include the full renewal loan principal, rather than the net funded amount, which is the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment. Loans originated and charged off between January 1, 2012 and December 31, 2015 were on average charged off near the end of their loan term. The chart immediately below includes all term loan originations, regardless of funding source, including loans sold through our OnDeck Marketplace or held for sale on our balance sheet.
Net Charge-off Ratios by Cohort Through December 31, 2015

	2012	2013	2014	Q1 2015	Q2 2015	Q3 2015	Q4 2015
Principal Outstanding as of December 31, 2015	—%	0.1%	1.8%	11.5%	26.1%	56.8%	88.2%

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
Given that the originations in the latter half of 2015 cohort are relatively unseasoned as of December 31, 2015, these cohorts reflect low lifetime charge-off ratios in each of the new customer, repeat customer and total loans charts below. Further, given our loans are typically charged off after 90 days of nonpayment, all cohorts reflect approximately 0% for the first four months in the below charts.
Net Cumulative Lifetime Charge-off Ratios
New Loans

9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24
Month
2012
2013
2014
2015 Q1
2015 Q2
2015 Q3
2015 Q4

Originations	2012	2013	2014	Q1 2015	Q2 2015	Q3 2015	Q4 2015
New term loans (in thousands)	$97,367	$256,344	$521,355	$167,321	$134,878	$154,847	$170,448
Weighted average term (months)	9.1	10.0	10.8	11.5	11.2	11.7	12.5

Net Cumulative Lifetime Charge-off Ratios
Repeat Loans

Originations	2012	2013	2014	Q1 2015	Q2 2015	Q3 2015	Q4 2015
Repeat term loans (in thousands)	$75,880	$199,587	$579,602	$217,382	$246,611	$283,170	$328,959
Weighted average term (months)	9.3	10.0	11.6	12.2	12.2	12.6	13.5

Net Cumulative Lifetime Charge-off Ratios
All Loans

Originations	2012	2013	2014	Q1 2015	Q2 2015	Q3 2015	Q4 2015
All term loans (in thousands)	$173,246	$455,931	$1,100,957	$384,703	$381,490	$438,017	$499,407
Weighted average term (months)	9.2	10.0	11.2	11.9	11.9	12.3	13.2
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

•
Loan Losses. Our underwriting process is designed to limit our loan losses to levels compatible with our business strategy and financial model. Our aggregate loan loss rates from 2012 through 2015 have been consistent with our financial targets. Our overall loan losses are affected by a variety of factors, including external factors such as prevailing economic conditions, general small business sentiment and unusual events such as natural disasters, as well as internal factors such as the accuracy of the OnDeck Score, the effectiveness of our underwriting process and the introduction of new products, such as our line of credit, with which we have less experience to draw upon when forecasting their loss rates. Our loan loss rates may vary in the future.

•
Funding Costs. Changes in macroeconomic conditions may affect generally prevailing interest rates, and such effects may be amplified or reduced by other factors such as fiscal and monetary policies, economic conditions in other markets and other factors. Interest rates may also change for reasons unrelated to economic conditions. To the extent that interest rates rise, our funding costs will increase and the spread between our Effective Interest Yield and our Cost of Funds Rate may narrow to the extent we cannot correspondingly increase the payback rates we charge our customers. As we have grown, we have been able to lower our Cost of Funds Rate by negotiating more favorable interest rates on our debt and accessing new sources of funding, such as the OnDeck Marketplace and the securitization markets. If we are successful in continuing to lower our Cost of Funds Rate, we do not expect that it will continue to decline as significantly as it has since 2012.

Components of Our Results of Operations

Revenue
Interest Income. We generate revenue primarily through interest and origination fees earned on the term loans we originate, and to a lesser extent, interest earned on lines of credit. Interest income also includes interest income earned on loans held for sale from the time the loan is originated to when it is ultimately sold as well as other miscellaneous interest income. Our interest and origination fee revenue is amortized over the term of the loan using the effective interest method. Origination fees collected but not yet recognized as revenue are netted with direct origination costs and recorded as a component of loans held for investment or loans held for sale, as appropriate, on our consolidated balance sheets and recognized over the term of the loan. Direct origination costs include costs directly attributable to originating a loan, including commissions, vendor costs and personnel costs directly related to the time spent by those individuals performing activities related to loan origination.
Gain on Sales of Loans. We sell term loans to third-party institutional investors through OnDeck Marketplace. We recognize a gain or loss on the sale of such loans as the difference between the proceeds received, adjusted for initial recognition of servicing assets or liabilities obtained at the date of sale, and the outstanding principal and net deferred origination costs.
Other Revenue. Other revenue includes servicing revenue related to loans previously sold, fair value adjustments to servicing rights, monthly fees charged to customers for our line of credit, and marketing fees earned from our issuing bank partners, which are recognized as the related services are provided.
Cost of Revenue
Provision for Loan Losses. Provision for loan losses consists of amounts charged to income during the period to maintain an allowance for loan losses, or ALLL, estimated to be adequate to provide for probable credit losses inherent in our existing loan portfolio. Our ALLL represents our estimate of the expected credit losses inherent in our portfolio of term loans and lines of credit and is based on a variety of factors, including the composition and quality of the portfolio, loan specific information gathered through our collection efforts, delinquency levels, our historical charge-off and loss experience and general economic conditions. We expect our aggregate provision for loan losses to increase in absolute dollars as the amount of term loans and lines of credit we originate and hold for investment increases.
Funding Costs. Funding costs consist of the interest expense we pay on the debt we incur to fund our lending activities, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining this debt, such as banker fees, origination fees and legal fees. Such costs are expensed immediately upon early extinguishment of the related debt. We expect funding costs to continue to increase in absolute dollars in the near future as we incur additional debt to support future term loan and line of credit originations. In addition, funding costs as a percentage of gross revenue will fluctuate based on the applicable interest rates payable on the debt we incur to fund our lending activities and our OnDeck Marketplace revenue mix. While we will continue to seek to lower our Cost of Funds Rate, an increase in interest rates or access to financing facilities that offer us greater flexibility could result in an increase of our cost of funds. We have been able to lower our Cost of Funds Rate by negotiating more favorable interest rates on our debt and accessing new sources of funding, such as the OnDeck Marketplace and the securitization markets. If we are successful in continuing to lower our Cost of Funds Rate, we do not expect that it will continue to decline as significantly as it has since 2012.

Operating Expense
Operating expense consists of sales and marketing, technology and analytics, processing and servicing, and general and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses and stock-based compensation expense, comprise a significant component of each of these expense categories. We expect our stock-based compensation expense to increase in the future. The number of employees was 638, 444 and 251 at December 31, 2015, 2014 and 2013, respectively. We expect to continue to hire new employees in order to support our growth strategy. All operating expense categories also include an allocation of overhead, such as rent and other overhead, which is based on employee headcount.
Sales and Marketing. Sales and marketing expense consists of salaries and personnel-related costs of our sales and marketing and business development employees, as well as direct marketing and advertising costs, online and offline customer acquisition costs (such as direct mail, paid search and search engine optimization costs), public relations, radio and television advertising, promotional event programs and sponsorships, corporate communications and allocated overhead. We expect our sales and marketing expense to increase in absolute dollars in the foreseeable future as we further increase the number of sales and marketing professionals and increase our marketing activities in order to continue to expand our direct customer acquisition efforts and build our brand. Future sales and marketing expense may include the expense associated with warrants issued to a strategic partner if performance conditions are met as described in Note 9 of Notes to Consolidated Financial Statements elsewhere in this report.
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
General and Administrative. General and administrative expense consists primarily of salary and personnel-related costs for our executive, finance and accounting, legal and people operations employees. Additional expenses include a provision for the unfunded portion of our lines of credit, consulting and professional fees, insurance, legal, occupancy, travel, gain or loss on foreign exchange and other corporate expenses. Subsequent to our initial public offering, these expenses also include costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, directors’ and officers’ liability insurance, increased accounting. We anticipate that our general and administrative expense will increase in absolute dollars as we continue to grow and expand our operations but will decline as a percentage of gross revenue over the longer term.
Other (Expense) Income
Interest Expense. Interest expense consists of interest expense and amortization of deferred debt issuance costs incurred on debt associated with our corporate activities. It does not include interest expense incurred on debt associated with our lending activities.

Warrant Liability Fair Value Adjustment. We issued warrants to purchase shares of our Series E redeemable convertible preferred stock in connection with certain consulting and commercial agreements in 2014. As the warrant holders had the right to demand that their redeemable convertible preferred stock be settled in cash after the passage of time, we recorded the warrants as liabilities on our consolidated balance sheet. The fair values of our redeemable convertible preferred stock warrant liabilities are re-measured at the end of each reporting period and any changes in fair values are recognized in other (expense) income. During 2014, a majority of these warrants were exercised, eliminating the associated warrant liabilities. At the completion of our initial public offering in December 2014, the remaining outstanding warrants were converted into warrants to purchase common stock, which resulted in the reclassification of the warrant liability to additional paid-in-capital, and no further changes in fair value will be recognized in other (expense) income. Future warrant liability fair value adjustment may include adjustments associated with warrants issued to a strategic partner as described in Note 9 of Notes to Consolidated Financial Statements elsewhere in this report.
Provision for Income Taxes

Provision for income taxes consists of U.S. federal, state and foreign income taxes, if any. Through December 31, 2015, we have not been required to pay U.S. federal or state income taxes nor any foreign taxes because of our current and accumulated net operating losses. As of December 31, 2015, we had $50.6 million of federal net operating loss carryforwards and $49.8 million of state net operating loss carryforwards available to reduce future taxable income, unless limited due to historical or future ownership changes. The federal net operating loss carryforwards will begin to expire at various dates beginning in 2027.
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
As of December 31, 2015, a full valuation allowance of $32.0 million was recorded against our net deferred tax assets.

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Revenue:
Interest income	$195,048	$145,275	$62,941
Gain on sales of loans	53,354	8,823	788
Other revenue	6,365	3,966	1,520
Gross revenue	254,767	158,064	65,249
Cost of revenue:
Provision for loan losses	74,863	67,432	26,570
Funding costs	20,244	17,200	13,419
Total cost of revenue	95,107	84,632	39,989
Net revenue	159,660	73,432	25,260
Operating expense:
Sales and marketing	60,575	33,201	18,095
Technology and analytics	42,653	17,399	8,760
Processing and servicing	13,053	8,230	5,577
General and administrative	45,304	21,680	12,169
Total operating expense	161,585	80,510	44,601
Loss from operations	(1,925)	(7,078)	(19,341)
Other expense:
Interest expense	(306)	(398)	(1,276)
Warrant liability fair value adjustment	—	(11,232)	(3,739)
Total other expense	(306)	(11,630)	(5,015)
Loss before provision for income taxes	(2,231)	(18,708)	(24,356)
Provision for income taxes	—	—	—
Net loss	$(2,231)	$(18,708)	$(24,356)

The consolidated statements of operations data as a percentage of gross revenue for each of the periods indicated.

	Year Ended December 31,
	2015	2014	2013
Revenue:
Interest income	76.6%	91.9%	96.5%
Gain on sales of loans	20.9	5.6	1.2
Other revenue	2.5	2.5	2.3
Gross revenue	100.0	100.0	100.0
Cost of revenue:
Provision for loan losses	29.4	42.7	40.7
Funding costs	7.9	10.9	20.6
Total cost of revenue	37.3	53.5	61.3
Net revenue	62.7	46.5	38.7
Operating expense:
Sales and marketing	23.8	21.0	27.7
Technology and analytics	16.7	11.0	13.4
Processing and servicing	5.1	5.2	8.5
General and administrative	17.8	13.7	18.7
Total operating expense	63.4	50.9	68.4
Loss from operations	(0.8)	(4.5)	(29.6)
Other expense:
Interest expense	(0.1)	(0.3)	(2.0)
Warrant liability fair value adjustment	—	(7.1)	(5.7)
Total other expense	(0.1)	(7.4)	(7.7)
Loss before provision for income taxes	(0.9)	(11.8)	(37.3)
Provision for income taxes	—	—	—
Net loss	(0.9)%	(11.8)%	(37.3)%

Comparison of Years Ended December 31, 2015 and 2014

	Year Ended December 31,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$195,048	76.6%	$145,275	91.9%	$49,773	34.3%
Gain on sales of loans	53,354	20.9	8,823	5.6	44,531	504.7
Other revenue	6,365	2.5	3,966	2.5	2,399	60.5
Gross revenue	254,767	100.0	158,064	100.0	96,703	61.2
Cost of revenue:
Provision for loan losses	74,863	29.4	67,432	42.7	7,431	11.0
Funding costs	20,244	7.9	17,200	10.9	3,044	17.7
Total cost of revenue	95,107	37.3	84,632	53.5	10,475	12.4
Net revenue	159,660	62.7	73,432	46.5	86,228	117.4
Operating expenses:
Sales and marketing	60,575	23.8	33,201	21.0	27,374	82.4
Technology and analytics	42,653	16.7	17,399	11.0	25,254	145.1
Processing and servicing	13,053	5.1	8,230	5.2	4,823	58.6
General and administrative	45,304	17.8	21,680	13.7	23,624	109.0
Total operating expenses	161,585	63.4	80,510	50.9	81,075	100.7
Loss from operations	(1,925)	(0.8)	(7,078)	(4.5)	5,153	72.8
Other (expense) income:
Interest expense	(306)	(0.1)	(398)	(0.3)	92	(23.1)
Warrant liability fair value adjustment	—	—	(11,232)	(7.1)	11,232	(100.0)
Total other (expense) income:	(306)	(0.1)	(11,630)	(7.4)	11,324	(97.4)
Loss before provision for income taxes	(2,231)	(0.9)	(18,708)	(11.8)	16,477	(88.1)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(2,231)	(0.9)%	$(18,708)	(11.8)%	$16,477	(88.1)%
Revenue

	Year Ended December 31,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$195,048	76.6%	$145,275	91.9%	$49,773	34.3%
Gain on sales of loans	53,354	20.9	8,823	5.6	44,531	504.7
Other revenue	6,365	2.5	3,966	2.5	2,399	60.5
Gross revenue	$254,767	100.0%	$158,064	100.0%	$96,703	61.2%

Gross revenue increased by $96.7 million, or 61%, from $158.1 million in 2014 to $254.8 million in 2015. This growth was in part attributable to a $49.8 million, or 34.3%, increase in interest income, which was primarily driven by increases in the Average Loans in 2015. During 2015, our Average Loans increased 46.8% to $527.9 million from $359.7 million during 2015. The increase in originations was partially offset by a decline in our Effective Interest Yield on loans outstanding from 40.4% to 36.9% over the same period.
Gain on sales of loans increased by $44.5 million, from $8.8 million in 2014 to $53.4 million in 2015. This increase was primarily attributable to a $472.4 million increase in sales of loans through OnDeck Marketplace in 2015 as well as an increase in Marketplace Gain on Sale Rate from 6.1% in 2014 to 8.6% in 2015.
Other revenue increased $2.4 million, or 60%, in 2015 as compared to 2014, primarily attributable to a $2.8 million increase related to servicing fees which was driven by the increase in OnDeck Marketplace loan sales. This increase was partially offset by a $1.0 million reduction in marketing fees from our issuing bank partners.
Cost of Revenue

	Year Ended December 31,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$74,863	29.4%	$67,432	42.7%	$7,431	11.0%
Funding costs	20,244	7.9	17,200	10.9	3,044	17.7
Total cost of revenue	$95,107	37.3%	$84,632	53.5%	$10,475	12.4%
Provision for Loan Losses. Provision for loan losses increased by $7.4 million, or 11%, from $67.4 million in 2014 to $74.9 million in 2015. This increase was primarily attributable to the increase in originations of term loans and lines of credit originated and held for investment. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss expectations. As a result, we believe that analyzing provision for loan losses as a percentage of originations, rather than as a percentage of gross revenue, provides more useful insight into our operating performance. Our provision for loan losses as a percentage of originations held for investment, or the Provision Rate, decreased from 6.6% in 2014 to 5.8% in 2015. The decrease was related to improvements in the portfolio performance, increase in loan rollovers and line of credit repayments and re-borrowings and a more predictive OnDeck Score, partially offset by the origination of longer average term loans and the increase of originations of our line of credit product.
Funding Costs. Funding costs increased by $3.0 million, or 17.7%, from $17.2 million in 2014 to $20.2 million in 2015. The increase in funding costs was primarily attributable to the increases in our aggregate outstanding borrowings and the impact of the growth of our partner synthetic participation program which was partially offset by our lower Cost of Funds Rate. The average balance of our funding debt facilities during 2015 was $377.2 million as compared to the average balance of $279.3 million during 2014. In addition, we experienced a $0.5 million increase in unused commitment fees in 2015 as compared to 2014, primarily related to the increase in capacity associated with our ODART and ODAP facilities. As a percentage of gross revenue, funding costs decreased from 10.9% in 2014 to 7.9% in 2015. The decrease in funding costs as a percentage of gross revenue was primarily the result of more favorable interest rates on our debt facilities associated with our lending activities and the increased utilization of OnDeck Marketplace, as we incur a marginal amount of funding costs to finance many of the loans we sell through OnDeck Marketplace. As a result, our funding costs have decreased as a percentage of gross revenue and our Cost of Funds Rate decreased from 6.2% in 2014 to 5.4% in 2015.

Operating Expense
Sales and Marketing

	Year Ended December 31,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$60,575	23.8%	$33,201	21.0%	$27,374	82.4%
Sales and marketing expense increased by $27.4 million, or 82%, from $33.2 million in 2014 to $60.6 million in 2015. The increase was in part attributable to a $16.6 million increase in direct marketing, general marketing and advertising costs as we expanded our marketing programs to drive increased customer acquisition and brand awareness. In addition, we incurred a $10.7 million increase in salaries and personnel-related costs and consultant expenses as we expanded our sales and marketing departments expanded to meet our growing needs.
Technology and Analytics

	Year Ended December 31,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$42,653	16.7%	$17,399	11.0%	$25,254	145.1%
Technology and analytics expense increased by $25.3 million, or 145%, from $17.4 million in 2014 to $42.7 million in 2015. The increase was primarily attributable to a $16.6 million increase in salaries and personnel-related costs, as we increased the number of technology personnel developing our platform, as well as analytics personnel to further improve upon algorithms underlying the OnDeck Score. We incurred a $3.7 million increase in information technology security expense, non-capitalizable technology supplies and software licenses, a $2.0 million increase in amortization of capitalized internal-use software costs related to our technology platform and our new data center facility, and a $1.9 million increase in technology-related consulting expense.
Processing and Servicing

	Year Ended December 31,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$13,053	5.1%	$8,230	5.2%	$4,823	58.6%
Processing and servicing expense increased by $4.8 million, or 59%, from $8.2 million in 2014 to $13.1 million in 2015. The increase was primarily attributable to a $4.0 million increase in salaries and personnel-related costs, as we increased the number of processing and servicing personnel to support the increased volume of loan applications and approvals and increased loan servicing requirements. In addition, we incurred a $0.7 million increase in third-party processing costs, credit information and filing fees as a result of the increased volume of loan applications and originations.

General and Administrative

	Year Ended December 31,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$45,304	17.8%	$21,680	13.7%	$23,624	109.0%
General and administrative expense increased by $23.6 million, or 109%, from $21.7 million in 2014 to $45.3 million in 2015. The increase was primarily attributable to a $10.7 million increase in salaries and personnel-related costs as we increased the number of general and administrative personnel in 2015 to support the growth of our business and to meet the operating needs of a public company. We incurred a $5.2 million increase in consulting, legal, recruiting, accounting and other miscellaneous expenses in 2015 in support of our growth and to meet the operating needs of being a public company. We reserved an additional $1.7 million in 2015 related to potential future losses on the unfunded portion of our lines of credit, due to the growth of that product. Our loss related to foreign currency transactions and holdings associated with the decline in the value of the Canadian dollar relative to the U.S. dollar increased by $1.3 million in 2015 as compared to the prior year. In 2014, general and administrative expenses was negatively impacted by a $0.8 million expense related to the termination of a lease.

Comparison of Years Ended December 31, 2014 and 2013

	Year Ended December 31,
					Period-to-Period
	2014		2013		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$145,275	91.9%	$62,941	96.5%	$82,334	130.8%
Gain on sales of loans	8,823	5.6	788	1.2	8,035	1,019.7
Other revenue	3,966	2.5	1,520	2.3	2,446	160.9
Gross revenue	158,064	100.0	65,249	100.0	92,815	142.2
Cost of revenue:
Provision for loan losses	67,432	42.7	26,570	40.7	40,862	153.8
Funding costs	17,200	10.9	13,419	20.6	3,781	28.2
Total cost of revenue	84,632	53.5	39,989	61.3	44,643	111.6
Net revenue	73,432	46.5	25,260	38.7	48,172	190.7
Operating expense:
Sales and marketing	33,201	21.0	18,095	27.7	15,106	83.5
Technology and analytics	17,399	11.0	8,760	13.4	8,639	98.6
Processing and servicing	8,230	5.2	5,577	8.5	2,653	47.6
General and administrative	21,680	13.7	12,169	18.7	9,511	78.2
Total operating expense	80,510	50.9	44,601	68.4	35,909	80.5
Loss from operations	(7,078)	(4.5)	(19,341)	(29.6)	12,263	(63.4)
Other expense:
Interest expense	(398)	(0.3)	(1,276)	(2.0)	878	(68.8)
Warrant liability fair value adjustment	(11,232)	(7.1)	(3,739)	(5.7)	(7,493)	200.4
Total other expense	(11,630)	(7.4)%	(5,015)	(7.7)%	(6,615)	131.9%
Loss before provision for income taxes	(18,708)	(11.8)	(24,356)	(37.3)	5,648	(23.2)
Provision for income taxes	—	—	—	—	—
Net loss	$(18,708)	(11.8)%	$(24,356)	(37.3)%	$5,648	(23.2)%

Revenue

	Year Ended December 31,
					Period-to-Period
	2014		2013		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$145,275	91.9%	$62,941	96.5%	$82,334	130.8%
Gain on sales of loans	8,823	5.6	788	1.2	8,035	1,019.7
Other revenue	3,966	2.5	1,520	2.3	2,446	160.9
Gross revenue	$158,064	100.0%	$65,249	100.0%	$92,815	142.2%
_________________________
Gross revenue increased by $92.8 million, or 142%, from $65.2 million in 2013 to $158.1 million in 2014. This growth was primarily attributable to a $82.3 million, or 131%, increase in interest income, which was primarily driven by increases in the average total loans outstanding in 2014. During 2014, our average total loans outstanding increased 144% to $359.7 million from $147.4 million during 2013. The increase in originations was partially offset by a decline in our Effective Interest Yield on loans outstanding from 42.7% to 40.4% in the later period.
Gain on sales of loans increased by $8.0 million, from $0.8 million in 2013 to $8.8 million in 2014. This increase was primarily attributable to a $121.6 million (which equated to a carrying value of $126.5 million) increase in sale of term loans through OnDeck Marketplace in 2014. We launched OnDeck Marketplace in October 2013.
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
Provision for Loan Losses. Provision for loan losses increased by $40.9 million, or 154%, from $26.6 million in 2013 to $67.4 million in 2014. The increase in provision for loan losses was primarily attributable to the increase in originations of term loans and lines of credit. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated and then adjust periodically based on actual performance and changes in loss expectations. As a result, we believe that analyzing provision for loan losses as a percentage of originations, rather than as a percentage of gross revenue, provides more useful insight into our operating performance. The Provision Rate increased from 6.0% in 2013 to 6.6% in 2014. The increase was primarily due to the longer average term of loan originations and the increase of originations of our line of credit product.
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
Sales and marketing expense increased by $15.1 million, or 83%, from $18.1 million in 2013 to $33.2 million in 2014. The increase was in part attributable to a $5.7 million increase in salaries and personnel-related costs and consultant expenses. In addition, we experienced an $8.7 million increase in direct marketing, general marketing and advertising costs as we expanded our marketing programs to drive increased customer acquisition and brand awareness. As a percentage of gross revenue, sales and marketing expense decreased from 27.7% in 2013 to 21.0% in 2014.
Technology and Analytics

	Year Ended December 31,
					Period-to-Period
	2014		2013		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$17,399	11.0%	$8,760	13.4%	$8,639	98.6%
Technology and analytics expense increased by $8.6 million, or 99%, from $8.8 million in 2013 to $17.4 million in 2014. The increase was primarily attributable to a $6.4 million increase in salaries and personnel-related costs, as we increased the number of technology personnel developing our platform, as well as analytics personnel to further improve upon algorithms underlying the OnDeck Score. In addition, we experienced a $1.8 million increase in amortization of capitalized internal-use software costs related to our technology platform, expenses related to our new data center facility, technology licenses and other costs to support our larger employee base. As a percentage of gross revenue, technology and analytics expense decreased from 13.4% in 2013 to 11.0% in 2014.
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
General and administrative expense increased by $9.5 million, or 78%, from $12.2 million in 2013 to $21.7 million in 2014. The increase was primarily attributable to a $2.7 million increase in salaries and personnel-related costs, as we increased the number of general and administrative personnel in 2014 to support the growth of our business and to prepare to operate as a public company. The personnel-related costs in 2013 also reflects a $1.0 million severance expense incurred in connection with the departure of an executive. We incurred a $1.3 million charge in 2014 related to the unfunded portion of our lines of credit, due to the growth of that product. Furthermore, we experienced a $6.7 million increase in consulting, legal, recruiting, accounting and other miscellaneous expenses in 2014 in preparation to operate as a public company. As a percentage of gross revenue, general and administrative expense decreased from 18.7% in 2013 to 13.7% in 2014.

Liquidity and Capital Resources

Sources of Liquidity
On December 22, 2014, we completed our initial public offering, or IPO, in which we received net proceeds of $210.0 million, net of underwriting discounts, commissions and offering expenses. At December 31, 2015, we had approximately $160 million of cash on hand to fund our future operations as compared to approximately $220 million at December 31, 2014. See Item 5 of this report under the subheading “-Use of Proceeds from Sales of Registered Securities.”
Current Debt Facilities
The following table summarizes our current debt facilities available for funding our lending activities, funding debt, and our operating expenditures, corporate debt, as of December 31, 2015:

Description	Maturity Date	Weighted Average Interest Rate	Borrowing Capacity		Principal Outstanding
			(in millions)
Funding debt:
OnDeck Asset Securitization Trust LLC	May 2018(1)	3.4%	$175.0		$175.0
Prime OnDeck Receivable Trust, LLC	June 2017	2.7%	100.0		59.4
Receivable Assets of OnDeck, LLC	May 2017	3.3%	50.0	(2)	47.5
OnDeck Account Receivables Trust 2013-1 LLC	September 2017	2.6%	150.0		42.1
On Deck Asset Company, LLC	May 2017	8.6%	50.0		27.7
Small Business Asset Fund 2009 LLC	Various(3)	6.9%	12.8		12.8
On Deck Asset Pool, LLC	August 2017(4)	5.0%	100.0		8.7
Partner Synthetic Participations	Various(5)	Various	6.9		6.9
Total funding debt			$644.7		$380.1
Corporate debt:
On Deck Capital, Inc.	October 2016	4.5%	$20.0		$2.7
_________________________

(1)	The period during which remaining cash flow can be used to purchase additional loans expires April 30, 2016

(2)	On February 26, 2016 this agreement was amended to increase the borrowing capacity from $50 million to $100 million

(3)	Maturity dates range from January 2016 through August 2017

(4)	The period during which new borrowings may be made under this facility expires in August 2016

(5)	Maturity dates range from January 2016 through October 2017
While the lenders under our corporate debt facility and Partner Synthetic Participation have direct recourse to us as the borrower thereunder, lenders to our subsidiaries do not have direct recourse to us.
Funding Debt
Asset-Backed Securitization Facility. At December 31, 2015, a portion of our loans were funded through the securitization of small business loans we generated. In May 2014, we, through a wholly-owned subsidiary, accessed the asset-backed securitization market when such wholly-owned subsidiary issued our inaugural series of fixed-rate asset backed notes in a $175 million rated transaction. Notes issued in this securitization and any other series issued under the same indenture are secured by and payable from a revolving pool of small business loans transferred from us to such wholly-owned subsidiary. Loans transferred to such wholly-owned subsidiary are accounted for and included in our consolidated financial statements as if owned by us. Notes issues in this securitization provide us with a blended interest rate fixed at 3.41%. A portion of such notes contain a two-year revolving period through April 2016, during which the subsidiary may purchase additional small business loans using remaining cash flow generated from the revolving pool of small business loans, after which principal on the asset-backed securities will be paid sequentially to all notes monthly from collections on the loans. The final maturity date of this securitization is in May 2018. As of December 31, 2015, the outstanding principal balance of this securitization was $175.0 million and the principal amount of loans pledged was $188.4 million. Lenders under our asset backed securitization facility do not have direct recourse to us.
Asset-Backed Revolving Debt Facilities. We also fund loans through asset-backed revolving debt facilities which are structured in one of two ways. With respect to the facilities other than the OnDeck Asset Pool, LLC, or ODAP, facility, the lenders under the applicable facility commit to make loans during a specified period to one of our wholly-owned subsidiaries, the proceeds of which are used to finance the subsidiary’s purchase of small business loans from us. In the case of the ODAP facility, the note purchasers thereunder are allowed, on an uncommitted basis, to purchase revolving notes issued by ODAP, the proceeds of which are used finance ODAP’s purchase of small business loans from us. The revolving pool of small business loans transferred to each wholly-owned subsidiary serves as collateral for the loans made to, or the note issued by, the subsidiary borrower under the applicable debt facility. Such transferred loans are accounted for and included in our consolidated financial statements as if owned by us. The subsidiaries repay the borrowings or notes, as applicable, from collections received on the loans. We currently utilize six such asset-backed revolving debt facility structures through six separate subsidiaries. As of December 31, 2015, the aggregate outstanding principal balance under these revolving debt facilities was $198.3 million and the principal amount of loans pledged to secure these revolving debt facilities was $228.8 million. We expect to use additional asset-backed debt facilities, including possible new facilities and increases to existing facilities, as part of our financing strategy to support and expand our business in the future. Lenders or note purchasers under our asset-backed revolving debt facilities do not have direct recourse to us.

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

As of December 31, 2015, we were in compliance with all financial and portfolio covenants required per the debt agreements.
Corporate Debt
During 2013, we entered into a revolving debt facility with Square 1 Bank to finance our corporate investments in technology, sales and marketing, processing and servicing and other general corporate expenditures. We amended and restated this revolving debt facility in November 2014 to (i) extend its maturity date to October 2015; (ii) decrease the interest rate to prime plus 1.25%, with a floor of 4.5% per annum; and (iii) increase our borrowing capacity to $20 million. In October 2015, we further amended the maturity date to extend to October 2016 and provide for a minimum monthly interest payable to Square 1. This borrowing arrangement is collateralized by substantially all of our assets. As of December 31, 2015, the outstanding principal balance under this revolving debt facility was $2.7 million.

Our ability to utilize our corporate debt facility as described herein is subject to compliance with various requirements. The corporate debt facility contains financial covenants, portfolio performance covenants and other covenants or requirements that, if not complied with, may result in events of default, the accelerated repayment of amounts owed, and/or the termination of the facility.
OnDeck Marketplace
OnDeck Marketplace is our proprietary whole loan sale platform that allows participating third-party institutional investors to directly purchase small business loans from us. OnDeck Marketplace participants enter into whole loan purchase agreements, so as to purchase a pre-determined dollar amount of loans that satisfy certain eligibility criteria. Some participants agree to purchase such loans on what is known as a "forward flow basis" while other participants purchase larger pools of whole loans in isolated transactions. The loans are sold to the participant at a pre-determined purchase price above par. We recognize a gain or loss from OnDeck Marketplace loans when sold. The loan sales typically are conducted daily. We currently act as servicer in exchange for a servicing fee with respect to the loans purchased by the applicable OnDeck Marketplace participant. For the years ended 2015 and 2014, 34.3% and 12.8%, respectively, of total originations were OnDeck Marketplace originations. As our originations continue to grow, we expect to continue growing the OnDeck Marketplace business in absolute dollars. The proportion of loans we sell through OnDeck Marketplace largely depends on the premiums available to us. To the extent our use of OnDeck Marketplace as a funding source decreases in the future due to lower available premiums or otherwise, we may choose to generate liquidity through our other available funding sources.

Cash and Cash Equivalents, Loans (Net of Allowance for Loan Losses), and Cash Flows
The following table summarizes our cash and cash equivalents, loans (net of ALLL) and cash flows:

	As of and for the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$159,822	$220,433	$4,670
Restricted cash	$38,463	$29,448	$14,842
Loans held for investment, net	$499,431	$454,303	$203,078
Cash provided by (used in):
Operating activities	$118,947	$103,196	$31,385
Investing activities	$(168,415)	$(371,570)	$(176,729)
Financing activities	$(10,468)	$484,137	$142,628
Our cash and cash equivalents at December 31, 2015 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Our restricted cash represents funds held in accounts as reserves on certain debt facilities and as collateral for issuing bank partner transactions. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements.
Cash Flows
Operating Activities
For the year ended December 31, 2015, net cash provided by our operating activities $118.9 million, which were primarily the result of our cash received from our customers including interest payments $234.6 million, plus proceeds from sale of loans held for sale of $489.4 million, less $433.7 million of loans held for sale originations in excess of loan repayments received, $134.7 million utilized to pay our operating expenses and $15.4 million we used to pay the interest on our debt (both funding and corporate). During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $16.2 million.
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

For the year ended December 31, 2015, net cash used to fund our investing activities was $168.4 million, and consisted primarily $177.0 million of proceeds from sales of loans held for investment, less $289.9 million of loan originations in excess of loan repayments received, $28.0 million of origination costs paid in excess of fees collected and $17.9 million for the purchase of property, equipment and software and capitalized internal-use software development costs. The growth in our loan originations was consistent with the overall increase in revenue during the year. We also restricted more cash as collateral for financing arrangements, resulting in a $9.0 million decrease in unrestricted cash during the year.

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
For the year ended December 31, 2015, net cash used to fund our financing activities was $10.5 million and consisted primarily of $16.7 million in net repayments from our securitization and debt facilities, primarily associated with the increase in loan originations during the year and $1.8 million of payments of IPO costs offset by $7.9 million of cash received from investment by noncontrolling interests.
For the year ended December 31, 2014, net cash provided by financing activities was $484.1 million and consisted primarily of $213.8 million in proceeds from our initial public offering, net of underwriting discount and commissions before expenses, $196.6 million in net borrowings from our securitization and revolving debt facilities, primarily associated with the increase in loan originations during the year, and $77.0 million in net proceeds from the issuance of redeemable convertible preferred stock. These amounts were partially offset by $2.2 million of initial public offering costs and payments debt issuance costs of $5.7 million.
For the year ended December 31, 2013, net cash provided by financing activities was $142.6 million and consisted primarily of $107.0 million in net borrowings from our revolving debt facilities, primarily associated with the increase in loan originations during the year, and $49.7 million in net proceeds from the issuance of redeemable convertible preferred stock. These amounts were partially offset by $6.3 million used to repurchase redeemable convertible preferred stock from investors and $6.1 million used to repurchase common stock warrants and retire stop options from current and former employees.
Operating and Capital Expenditure Requirements

We require substantial capital to fund our current operating and capital expenditure requirements. We expect these requirements to increase as we pursue our growth strategy.

In May 2016, the two-year period during which remaining cash flow under our asset-backed securitization transaction can be used to purchase additional loans will expire.  Similarly, in August 2016, the period during which new borrowings may be made under the ODAP facility for purposes of the purchase of additional loans will expire.   Accordingly, our ability to finance additional loans utilizing these two financing sources will end.  Excluding these two funding sources, at December 31, 2015, we had approximately $173 million of available capacity through other debt facilities to finance additional loans in addition to approximately $17.3 million available under our corporate debt facility.

In order to pursue our growth strategy, we will be required to secure additional funding sources such as new asset-backed securitization transactions, new debt facilities and/or extensions and increases to existing facilities.  In addition, OnDeck Marketplace has become an increasingly important source of our liquidity.  The proportion of loans we sell through OnDeck Marketplace largely depends on the premiums available to us.  If premiums available to us were to decrease or other events were to reduce the benefit of selling loans, we may choose to reduce our use of OnDeck Marketplace as a funding source, which could require us to find other financing alternatives.

In addition to pursuing funding through OnDeck Marketplace or additional debt funding sources as described above, although it is not currently anticipated, depending upon the circumstances we may seek additional equity financing. The sale of equity may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock.

We believe that our cash from operations, available capacity under our revolving lines of credit (and expected extensions or replacements of those lines), liquidity from expected sales of loans through OnDeck Marketplace and existing cash balances are sufficient to meet our cash operating and capital expenditure requirements for at least the next 12 months. We also believe that those sources of liquidity, together with additional debt financing we expect to be able to obtain on market terms, will be sufficient to meet the needs of our currently planned growth. It is possible that we may require capital in excess of amounts we currently anticipate.  Depending on market conditions and other factors, we may not be able to obtain additional capital for our current operations or anticipated future growth on reasonable terms or at all.
Contractual Obligations
Our principal commitments consist of obligations under our outstanding debt facilities and securitization facility and non-cancelable leases for our office space and computer equipment. The following table summarizes these contractual obligations at December 31, 2015. Future events could cause actual payments to differ from these estimates.

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual Obligations:
Long-term debt:
Funding debt	$380,131	$66,365	$313,766	$—	$—
Corporate debt	2,700	2,700	—	—	—
Interest payments(1)	26,808	15,681	11,127	—	—
Capital leases, including interest	197	197	—	—	—
Operating leases	90,526	5,465	24,700	18,179	42,182
Purchase obligations	7,159	4,564	2,595	—	—
Total contractual obligations	$507,521	$94,972	$352,188	$18,179	$42,182
_________________________

(1)	Interest payments on our debt facilities with variable interest rates are calculated using the interest rate as of December 31, 2015.
The obligations of our subsidiaries for the funding debt described above and related interest payment obligations are structured to be non-recourse to On Deck Capital, Inc.
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
We evaluate the creditworthiness of our portfolio on a pooled basis, due to its composition of small, homogeneous loans with similar general credit risk characteristics and diversified among variables including industry and geography. We use a proprietary forecast loss rate at origination for new loans that have not had the opportunity to make payments when they are first funded. The allowance is subjective as it requires material estimates, including such factors as historical trends, known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. Other qualitative factors considered may include items such as uncertainties in forecasting and modeling techniques, changes in portfolio composition, seasonality, business conditions and emerging trends. Recovery of the carrying value of loans is dependent to a great extent on conditions that may be beyond our control. Any combination of the aforementioned factors may adversely affect our loan portfolio resulting in increased delinquencies and loan losses and could require additional provisions for credit losses, which could impact future periods. In our opinion, we have provided adequate allowances to absorb probable credit losses inherent in our loan portfolio based on available and relevant information affecting the loan portfolio at each balance sheet date.
Nonaccrual Loans and Charged-Off Loans
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
Accrual for Unfunded Loan Commitments
In September 2013, we introduced a line of credit product. Customers may draw on their lines of credit up to defined maximum amounts. As of December 31, 2015 and 2014, our off balance sheet credit exposure related to the undrawn line of credit balances was $89.1 million and $28.7 million, respectively. Similar to our ALLL, we are required to accrue for potential losses related to these unfunded loan commitments at the time the line of credit is originated despite the fact that the customer has not yet drawn these funds. Significant judgment is required to estimate both the amount that may ultimately be drawn on the lines of credit as well as the amount which would ultimately require a reserve. If additional amounts drawn or the rate of default differ from our estimates, actual expenses could differ significantly from our original estimates. The accrual for unfunded loan commitments was $4.2 million and $1.3 million as of December 31, 2015 and 2014, respectively, and is included in general and administrative expense.
Servicing Rights
We record service assets or liabilities at fair value when we sell whole loans to third-parties and upon such sale, we have retained the rights to services those loans. The gain or loss on the recognition of a servicing asset or liability is initially recognized as a component of gain on sales of loans in our Consolidated Statements of Operations and Comprehensive Income (Loss), while the change in fair value of servicing asset or liability is included in other revenue in our Consolidated Statements of Operations and Comprehensive Income (Loss). Servicing assets and liabilities are presented as a component of other assets or accrued expenses and other liabilities, respectively.

We utilize industry-standard modeling, such as discounted cash flow models, to arrive at an estimate of fair value and may utilize third-party service providers to assist in the valuation process. Significant assumptions used in valuing our servicing rights are adequate compensation, discount rate, renewal rate and default rate. The assumptions utilized to arrive at fair value are sensitive to changes. Our selection of renewal rate and default rate are based on data derived from historical trends and are inherently judgmental.
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
Stock-Based Compensation
We recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation expense for those options expected to vest over the service period of the award. Calculating stock-based compensation expense requires the input of subjective assumptions, including the expected term of the options, stock price volatility, and the pre-vesting forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we utilize as the means of estimating future behavior. Because our stock only became publicly traded in December 2015, we do not have enough data upon which to estimate volatility based on historical performance. We estimate the volatility of our common stock on the date of grant using historical data of public companies we judge to be reasonably comparable, e.g., companies in similar industries that recently completed initial public offerings of comparable size. In the near future, upon achieving a reasonable base of historical performance data, we will utilize historical and/or implied volatility as part of our assumptions.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting award forfeiture rate, and recognize expense only for those options expected to vest. We estimate this forfeiture rate based on historical experience of our stock-based awards that are granted and canceled before vesting. If our actual forfeiture rate is materially different from our original estimates, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in our consolidated financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in our consolidated financial statements.
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
Recently Issued Accounting Pronouncements and JOBS Act Election

Recent Accounting Pronouncements Not Yet Adopted
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC 835-30, Interest - Imputation of Interest. ASU 2015-03 requires entities to reclassify the presentation of deferred debt issuance costs in the financial statements. Under the ASU, an entity will be required to present such deferred costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. This accounting standard update is mandatorily effective beginning January 1, 2016 and is to be applied retrospectively. In the first quarter of 2016 we will reclassify all deferred debt issuance costs as a reduction to Funding debt or Corporate debt in the Consolidated Balance Sheet, as applicable.
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
In February 2016, the FASB issued ASU 2016-02, Leases, which creates ASC 842, Leases, and supersedes ASC 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.
JOBS Act

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
Interest Rate Sensitivity
Our cash and cash equivalents as of December 31, 2015 consisted of cash maintained in several FDIC insured operating accounts, which may exceed FDIC insured amounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Given the currently low U.S. interest rates, we generate only a de minimis amount of interest income from these deposits.
We are subject to interest rate risk in connection with borrowings under our debt agreements which are subject to variable interest rates. As of December 31, 2015, we had $185.5 million of outstanding borrowings under debt agreements with variable interest rates. An increase of one percentage point in interest rates would result in an approximately $1.8 million increase in our annual interest expense on our outstanding borrowings at December 31, 2015. The amount of the increase is less than 1% of our outstanding variable rate debt at that date as a result of interest rate floors. Each additional one percentage point increase in interest rates thereafter would increase our annual interest expense by approximately $1.9 million on our outstanding borrowings as of that date as the floors would no longer apply. Any debt we incur in the future may also bear interest at variable rates. Any increase in interest rates in the future will likely affect our borrowing costs under all of our sources of capital for our lending activities.
Foreign Currency Exchange Risk
Substantially all of our revenue and operating expenses are denominated in U.S. dollars. As a result of our growing Canadian operations and our expansion to Australia, as of December 31, 2015, we are subject to greater foreign currency exchange rate risk as compared to December 31, 2014. Foreign currency exchange rate risk is the possibility that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. We have recently begun limited use of derivative instruments to hedge this risk and we are currently exploring the feasibility of an expanded hedging program which may include natural hedges as well as derivative instruments such as forwards, options and/or swaps. To date, such hedging has not been material. We intend to enter into these transactions only to hedge underlying risk reasonably related to our business and not for speculative purposes.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
On Deck Capital, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets of On Deck Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of On Deck Capital, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
New York, NY
March 3, 2016

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$159,822	$220,433
Restricted cash	38,463	29,448
Loans held for investment	552,742	504,107
Less: Allowance for loan losses	(53,311)	(49,804)
Loans held for investment, net	499,431	454,303
Loans held for sale	706	1,523
Deferred debt issuance costs	4,227	5,374
Property, equipment and software, net	26,187	13,929
Other assets	20,416	4,622
Total assets	$749,252	$729,632
Liabilities and equity
Liabilities:
Accounts payable	$2,701	$4,065
Interest payable	757	819
Funding debt	380,112	387,928
Corporate debt	2,700	12,000
Accrued expenses and other liabilities	33,560	14,215
Total liabilities	419,830	419,027
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit):
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 73,107,848 and 72,069,768 shares issued and 70,060,208 and 69,031,719 outstanding at December 31, 2015 and 2014, respectively	366	360
Treasury stock—at cost	(5,843)	(5,656)
Additional paid-in capital	457,003	442,969
Accumulated deficit	(128,341)	(127,068)
Accumulated other comprehensive loss	(372)	—
Total On Deck Capital, Inc. stockholders' equity	322,813	310,605
Noncontrolling interest	6,609	—
Total equity	329,422	310,605
Total liabilities and equity	$749,252	$729,632
The accompanying notes are an integral part of these consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Interest income	$195,048	$145,275	$62,941
Gain on sales of loans	53,354	8,823	788
Other revenue	6,365	3,966	1,520
Gross revenue	254,767	158,064	65,249
Cost of revenue:
Provision for loan losses	74,863	67,432	26,570
Funding costs	20,244	17,200	13,419
Total cost of revenue	95,107	84,632	39,989
Net revenue	159,660	73,432	25,260
Operating expense:
Sales and marketing	60,575	33,201	18,095
Technology and analytics	42,653	17,399	8,760
Processing and servicing	13,053	8,230	5,577
General and administrative	45,304	21,680	12,169
Total operating expense	161,585	80,510	44,601
Loss from operations	(1,925)	(7,078)	(19,341)
Other expense:
Interest expense	(306)	(398)	(1,276)
Warrant liability fair value adjustment	—	(11,232)	(3,739)
Total other expense	(306)	(11,630)	(5,015)
Loss before provision for income taxes	(2,231)	(18,708)	(24,356)
Provision for income taxes	—	—	—
Net loss	(2,231)	(18,708)	(24,356)
Series A and Series B preferred stock redemptions	—	—	(5,254)
Accretion of dividends on redeemable convertible preferred stock	—	(12,884)	(7,470)
Net loss attributable to noncontrolling interest	958	—	—
Net loss attributable to On Deck Capital, Inc. common stockholders	$(1,273)	$(31,592)	$(37,080)
Net loss per share attributable to On Deck Capital, Inc. common shareholders:
Basic and diluted	$(0.02)	$(0.60)	$(8.64)
Weighted-average common shares outstanding:
Basic and diluted	69,545,238	52,556,998	4,292,026
Comprehensive loss:
Net loss	$(2,231)	$(18,708)	$(24,356)
Other comprehensive loss:
Foreign currency translation adjustment	(678)	—	—
Comprehensive loss	(2,909)	(18,708)	(24,356)
Comprehensive loss attributable to noncontrolling interests	306	—	—
Net loss attributable to noncontrolling interest	958	—	—
Comprehensive loss attributable to On Deck Capital, Inc. common stockholders	$(1,645)	$(18,708)	$(24,356)

The accompanying notes are an integral part of these consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	On Deck Capital, Inc.'s stockholders' equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling interest	Total Equity (Deficit)
	Shares	Amount
Balance—January 1, 2013	4,765,504	$31	$739	$(57,446)	$(483)	$—	$(57,159)	$—	$(57,159)
Stock-based compensation	—	—	448	—	—	—	448	—	448
Redemption of preferred stock—Series A and B	—	—	—	(5,254)	—	—	(5,254)	—	(5,254)
Issuance of common stock warrant	—	—	45	—	—	—	45	—	45
Redemption of warrants	—	—	—	(950)	—	—	(950)	—	(950)
Exercise of stock options	1,227,206	7	382	—	—	—	389		389
Redemption of common stock	(1,525,096)	—	—	—	(5,173)	—	(5,173)	—	(5,173)
Accretion of dividends on redeemable convertible preferred stock	—	—	—	(7,470)	—	—	(7,470)	—	(7,470)
Net loss	—	—	—	(24,356)	—	—	(24,356)	—	(24,356)
Balance—December 31, 2013	4,467,614	$38	$1,614	$(95,476)	$(5,656)	$—	$(99,480)	$—	$(99,480)
Issuance of common stock in connection with IPO, net of underwriting discounts	11,500,000	57	209,933	—	—	—	209,990	—	209,990
Stock-based compensation	—	—	3,095	—	—	—	3,095	—	3,095
Conversion of preferred stock warrants to common stock warrants upon IPO	—	—	4,912	—	—	—	4,912	—	4,912
Conversion of preferred stock to common stock	47,457,356	237	221,267	—	—	—	221,504	—	221,504
Vesting of restricted stock units	11,667	—	6	—	—	—	6		6
Issuance of common stock warrant	—	—	64	—	—	—	64	—	64
Exercise of stock options and warrants	5,596,181	28	2,078	—	—	—	2,106	—	2,106
Accretion of dividends on redeemable convertible preferred stock	—	—	—	(12,884)	—	—	(12,884)	—	(12,884)
Net loss	—	—	—	(18,708)	—	—	(18,708)	—	(18,708)
Balance—December 31, 2014	69,032,818	$360	$442,969	$(127,068)	$(5,656)	$—	$310,605	$—	$310,605
Stock-based compensation	—	—	10,750	—	—	—	10,750	—	10,750
Investments by noncontrolling interests	—	—	—	—	—	—	—	7,873	7,873
Vesting of restricted stock units	88,124	1	40	—	—	—	41	—	41
Exercise of stock options	747,224	4	210	—	—	—	214	—	214
Employee stock purchase plan	202,732	1	3,243	—	—	—	3,244	—	3,244

Repurchases of common stock	(10,690)	—	—	—	(187)	—	(187)	—	(187)
Other comprehensive Income	—	—	—	—	—	(372)	(372)	(306)	(678)
Other	—	—	(209)	—	—	—	(209)	—	(209)
Net income (loss)	—	—	—	(1,273)	—	—	(1,273)	(958)	(2,231)
Balance—December 31, 2015	70,060,208	$366	$457,003	$(128,341)	$(5,843)	$(372)	$322,813	$6,609	$329,422

The accompanying notes are an integral part of these consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$(2,231)	$(18,708)	$(24,356)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	74,863	67,432	26,570
Depreciation and amortization	6,508	4,071	2,645
Amortization of debt issuance costs	2,837	2,676	2,184
Stock-based compensation	11,582	2,842	438
Loss on disposal	—	516	—
Debt discount	—	—	959
Preferred stock warrant issuance and warrant liability fair value adjustment	—	11,232	3,739
Amortization of net deferred origination costs	32,939	27,267	17,322
Changes in servicing rights, at fair value	1,270	—	—
Gain on sales of loans	(53,354)	(8,823)	(788)
Unfunded loan commitment reserve	2,922	1,253	—
Common stock warrant issuance	—	64	45
Gain on extinguishment of debt	(421)	—	—
Changes in operating assets and liabilities:
Other assets	(12,269)	(2,681)	(143)
Accounts payable	236	1,599	(570)
Interest payable	(62)	(301)	(53)
Accrued expenses and other liabilities	16,034	6,034	4,028
Originations of loans held for sale	(445,968)	(140,578)	(18,835)
Payments of net deferred origination costs of loans held for sale	(17,601)	(6,116)	(1,310)
Proceeds from sale of loans held for sale	489,364	154,070	19,510
Principal repayments of loans held for sale	12,298	1,347	—
Net cash provided by operating activities	118,947	103,196	31,385
Cash flows from investing activities
Change in restricted cash	(9,015)	(14,606)	(5,647)
Purchases of property, equipment and software	(13,692)	(7,576)	(3,705)
Capitalized internal-use software	(4,197)	(3,467)	(2,093)
Originations of term loans and lines of credit, excluding rollovers into new originations	(1,162,537)	(858,297)	(380,357)
Proceeds from sale of loans held for investment	177,014	—	—
Payments of net deferred origination costs	(28,353)	(34,253)	(23,180)
Principal repayments of term loans and lines of credit	872,551	546,629	238,253
Other	(186)	—	—
Net cash used in investing activities	(168,415)	(371,570)	(176,729)
Cash flows from financing activities
Investments by noncontrolling interests	7,873	—	—
Proceeds from exercise of stock options and warrants	251	4,625	389
Proceeds from public offering, net of underwriting discount	—	213,843	—

	Year Ended December 31,
	2015	2014	2013
Payments of initial public offering costs	(1,845)	(2,239)	—
Redemption of common stock and warrants	(187)	—	(6,123)
Issuance of common stock under employee stock purchase plan	1,825	—	—
Proceeds from the issuance of redeemable convertible preferred stock	—	77,000	49,717
Redemption of preferred stock	—	—	(6,282)
Proceeds from the issuance of funding debt	212,562	472,242	201,860
Proceeds from the issuance of corporate debt	2,700	9,000	15,000
Payments of debt issuance costs	(1,690)	(5,723)	(2,071)
Repayments of funding debt principal	(219,957)	(272,611)	(109,862)
Repayments of corporate debt principal	(12,000)	(12,000)	—
Net cash provided by financing activities	(10,468)	484,137	142,628
Effect of exchange rate changes on cash and cash equivalents	(675)	—	—
Net increase (decrease) in cash and cash equivalents	(60,611)	215,763	(2,716)
Cash and cash equivalents at beginning of year	220,433	4,670	7,386
Cash and cash equivalents at end of year	$159,822	$220,433	$4,670
Supplemental disclosure of other cash flow information
Cash paid for interest	$15,394	$14,968	$10,616
Supplemental disclosures of non-cash investing and financing activities
Loans transferred from loans held for sale to loans held for investment	$1,348	$—	$—
Conversion of redeemable convertible preferred stock to common stock	$—	$221,504	$—
Unpaid offering expenses charged to equity	$—	$1,670	$—
Stock-based compensation included in capitalized internal-use software	$877	$253	$10
Unpaid principal balance of term loans rolled into new originations	$265,933	$158,876	$59,623
Conversion of debt to redeemable convertible preferred stock	$—	$—	$8,959
Accretion of dividends on redeemable convertible preferred stock	$—	$12,884	$7,470

The accompanying notes are an integral part of these consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Organization
On Deck Capital, Inc.’s principal activity is providing financing products to small businesses located throughout the United States as well as Canada and Australia, through term loans and lines of credit. We use technology and analytics to aggregate data about a business and then quickly and efficiently analyze the creditworthiness of the business using our proprietary credit-scoring model. We originate most of the loans in our portfolio and also purchase loans from issuing bank partners. We subsequently transfer most loans into one of our wholly-owned subsidiaries or sell them through OnDeck Marketplace®.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We prepare our consolidated financial statements and footnotes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). All intercompany transactions and accounts have been eliminated in consolidation. When used in these notes to consolidated financial statements, the terms "we," "us," "our" or similar terms refers to On Deck Capital, Inc. and its consolidated subsidiaries.
In the second quarter of 2015, we acquired a 55% interest in On Deck Capital Australia PTY LTD ("OnDeck Australia") with the remaining 45% owned by non-affiliated parties. We have entered into this transaction with local Australian partners to facilitate providing financing products to small businesses in Australia. In the third quarter of 2015, we acquired a 67% interest in Lancelot QBFOD LLC with the remaining 33% owned by Intuit Inc. ("Intuit"). We and Intuit jointly invested in Lancelot QBFOD LLC to provide integrated access to line of credit financing to Intuit customers utilizing Intuit's customer data. We consolidate the financial position and results of operations of OnDeck Australia and Lancelot QBFOD LLC. The noncontrolling interest, which is presented as a separate component of our consolidated equity, represents the minority owners' proportionate share of the equity of the jointly owned entities. The noncontrolling interest is adjusted for the minority owners' share of the earnings, losses, investments and distributions.
Segment Reporting
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. Based upon the way our CODM reviews financial information and makes operating decisions and considering that our CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance, our operations constitute a single operating segment and one reportable segment. Substantially all revenue was generated and all assets were held in the United States during the years ended December 31, 2015, 2014 and 2013.
Reclassifications
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. We reclassified gain on sales of loans, payments of net deferred origination costs of loans held for sale and proceeds from sale of loans held for sale to be included as operating activities in the consolidated statement of cash flows. Previously, such amounts were presented as a component of net income and sales of loans held for sale.
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

Restricted Cash
Restricted cash represents funds held in accounts as reserves on certain debt facilities and as collateral for issuing bank partner transactions. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements
Loans Held for Investment and Loans Held for Sale
Loans Held for Investment
Loans held for investment consist of term loans and lines of credit that require daily or weekly repayments. We have both the ability and intent to hold these loans to maturity. When we originate a term loan, the borrower grants us a security interest in its assets which we may perfect by publicly filing a financing statement. Loans are carried at amortized cost, reduced by a valuation allowance for loan losses estimated as of the balance sheet dates. In accordance with ASC Subtopic 310-20, Nonrefundable Fees and Other Costs, the amortized cost of a loan is equal to the unpaid principal balance, plus net deferred origination costs. Net deferred origination costs are comprised of certain direct origination costs, net of all loan origination fees received. Loan origination fees include fees charged to the borrower related to origination that increase the loan’s effective interest yield. Loan origination costs are limited to direct costs attributable to originating a loan, including commissions and personnel costs directly related to the time spent by those individuals performing activities related to loan origination. Direct origination costs in excess of loan origination fees received are included in the loan balance and for term loans are amortized over the life of the term loan using the effective interest method, while for lines of credit principal amounts drawn are amortized using the straight-line method over 6 months.
When a term loan is originated in conjunction with the extinguishment of a previously issued term loan, also known as a renewal, we determine whether such subsequent term loan is a new loan or a modification to an existing loan in accordance with ASC 310-20. If accounted for as a new loan, any remaining unamortized net deferred costs are recognized when the new loan is originated. Further, when a renewal is accounted for as a new loan, the cash flows of the origination and related net deferred origination costs of that new loan are presented as (i) operating cash outflows on the Statement of Cash Flows if the renewal is designated to be sold or (ii) as investing cash outflows if the renewal is designated to be held for investment. If a renewal is accounted for as a modification, any remaining unamortized net deferred costs are amortized over the life of the modified loan. When a renewal is accounted for as a modification, the additional cash flows associated with the origination and related net deferred origination costs of that modification are presented on the Statement of Cash Flows within the same section as the originally issued term loan prior to renewal.
Loans Held for Sale
OnDeck Marketplace is our proprietary whole loan sale platform whereby we sell certain term loans to third-party institutional investors and retain the related servicing rights. We sell these whole loans to purchasers in exchange for a cash payment. A loan is initially classified as held for sale when the whole loan is identified for sale and a plan exists for the sale. A loan that is initially designated as held for sale or held for investment may be reclassified when our intent for that loan changes. When a loan held for sale is reclassified to held for investment, the loan is recorded at amortized cost and a provision for loan loss is recorded. When a loan held for investment is reclassified to held for sale, any allowance for loan loss related to that loan is released. Loans held for sale, inclusive of net deferred origination costs, are recorded at the lower of amortized cost or fair value until the loans are sold or reclassified. To determine the fair value of loans held for sale we utilize industry-standard modeling, such as discounted cash flow models, to arrive at an estimate of fair value and may utilize third-party service providers to assist in the valuation process.
Servicing Rights
We service loans that we have sold to third parties and upon such sale, we may recognize a servicing asset or liability, collectively referred to as servicing rights. Receiving more than adequate compensation, as defined by ASC Topic 860 Transfers and Servicing, results in the recognition of a servicing asset. Receiving less than adequate compensation results in a servicing liability. Servicing assets and liabilities are recorded at fair value and are presented as a component of other assets or accrued expenses and other liabilities, respectively. The initial recognition of a servicing asset results in a corresponding increase to gain on sales of loans. The initial recognition of a servicing liability results in a corresponding decrease to gain on sales of loans. Subsequent adjustments to the fair value of servicing rights are recognized as an adjustment to other revenue. The initial recognition includes both servicing rights resulting from transfers of financial assets and when applicable, changes in inputs or assumptions used in the valuation model.
We utilize industry-standard modeling, such as discounted cash flow models, to arrive at an estimate of fair value and may utilize third-party service providers to assist in the valuation process. Significant assumptions used in valuing our servicing rights are as follows:

•
Adequate compensation: We estimate adequate compensation as the rate a willing market participant would require to service loans with similar characteristics as those in the serviced portfolio. In the event of a lack of transparency and quantity of transactions related to trades of servicing rights of comparable loans (i.e., loans with comparable terms, unpaid principal balances, renewal rates and default rates) we may consider the actual cost incurred as a basis for determining what a market participant would require to service the loans.

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

Allowance for Loan Losses
The allowance for loan losses (“ALLL”) is established with respect to our loans held for investment through periodic charges to the provision for loan losses. Loan losses are charged against the ALLL when we believe that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL.
We evaluate the creditworthiness of our portfolio on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk characteristics and diversification among variables including industry and geography. We use a proprietary forecasted loss rate at origination for new loans that have not had the opportunity to make payments when they are first funded. The forecasted loss rate is updated daily to reflect actual loan performance and the underlying ALLL model is updated monthly to reflect our assumptions. The allowance is subjective as it requires material estimates, including such factors as historical trends, known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. Other qualitative factors considered may include items such as uncertainties in forecasting and modeling techniques, changes in portfolio composition, business conditions and emerging trends. Recovery of the carrying value of loans is dependent to a great extent on conditions that may be beyond our control. Any combination of the aforementioned factors may adversely affect our loan portfolio resulting in increased delinquencies and loan losses and could require additional provisions for credit losses, which could impact future periods.
Accrual for Unfunded Loan Commitments and Off-Balance Sheet Credit Exposures
For our lines of credit we estimate probable losses on unfunded loan commitments similarly to the ALLL process and include the calculated amount in accrued expenses and other liabilities. We believe the accrual for unfunded loan commitments is sufficient to absorb estimated probable losses related to these unfunded credit commitments. The determination of the adequacy of the accrual is based on evaluations of the unfunded credit commitments, including an assessment of the probability of commitment usage, credit risk factors for lines of credit outstanding to these customers and the terms and expiration dates of the unfunded credit commitments. As of December 31, 2015 and 2014, our off-balance sheet credit exposure related to the undrawn line of credit balances was $89.1 million and $28.7 million, respectively. The related accrual for unfunded loan commitments was $4.2 million and $1.3 million as of December 31, 2015 and 2014, respectively. Net adjustments to the accrual for unfunded loan commitments are included in general and administrative expenses.
Accrual for Third-Party Representations
We have made certain representations to third parties that purchase loans through OnDeck Marketplace. Our obligations under those representations are not secured by escrows or similar arrangements. However, if the representations are expected to be breached, we could be required to make accruals. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the loans, such as loan repurchase obligations or excess loss indemnification obligations, would be accrued if probable and estimable in accordance with ASC 450, Contingencies. There are no restricted assets related to these agreements. As of December 31, 2015 and 2014, we have not incurred any significant losses and or material liability for probable obligations requiring accrual.
Nonaccrual Loans, Restructured Loans and Charged-Off Loans
We consider a loan to be delinquent when the daily or weekly payments are one day past due. We place loans on nonaccrual status and stop accruing interest income on loans that are delinquent and non-paying. Loans are returned to accrual status if they are brought to non-delinquent status or have performed in accordance with the contractual terms for a reasonable period of time and, in our judgment, will continue to make periodic principal and interest payments as scheduled.
Certain borrowers who have experienced or are expected to experience financial difficulty may not be able to maintain their regularly scheduled and contractually required payments. Following discussions with us, such borrowers may temporarily make reduced payments and/or make payments on a less frequent basis than contractually required. As part of our effort to maximize loan recoverability and as a temporary accommodation to the borrower, we may voluntarily forebear from pursuing our legal rights and remedies under the applicable loan agreement, which loan agreement we do not modify and which remains in full force and effect.
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
In accordance with ASC Subtopic 350-40, Internal-Use Software, we begin to capitalize the costs to develop software for our website and other internal uses when the following criteria are met: (i) the preliminary project stage is completed (ii) we have authorized funding (iii) it is probable that the project will be completed and (iv) we conclude that the software will perform the function intended. Capitalized internal-use software costs primarily include salaries and payroll-related costs for employees directly involved in the development efforts, software licenses acquired and fees paid to outside consultants.
Software development costs incurred prior to meeting the criteria for capitalization and costs incurred for training and maintenance are expensed as incurred. Certain upgrades and enhancements to existing software that result in additional functionality are capitalized. Capitalized software development costs are amortized using the straight-line method over their expected useful lives, which is generally three years.
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
Redeemable Convertible Preferred Stock
Until our initial public offering ("IPO") in December 2014, we had outstanding redeemable convertible preferred stock which was redeemable at the option of the holder after the passage of time and, therefore, had been classified outside of permanent equity in accordance with the SEC Staff Accounting Bulletin (“SAB”) Topic 3C, Redeemable Preferred Stock. We made periodic accretions to the carrying amount of the redeemable convertible preferred stock so that the carrying amount would equal the redemption. As all redeemable convertible preferred stock automatically converted into shares of common stock upon the closing of our IPO in December 2014, there was no accretion of dividends for the year ended December 31, 2015. As of December 31, 2015 and 2014 we had no redeemable convertible preferred stock outstanding.
Stock Warrants for Shares of Preferred Stock
At various dates prior to our IPO, we issued warrants for certain series of our redeemable convertible preferred stock to third parties in connection with certain agreements. As the warrant holders had the right to demand their preferred shares to be settled in cash after the passage of time, we recorded the warrants as liabilities and at each balance sheet date. We valued the warrants using the Black-Scholes-Merton Option Pricing Model. Any change in warrant value was recorded through a warrant liability fair value adjustment in our consolidated statements of operations. All warrants for shares of preferred stock automatically converted into warrants for shares of common stock upon closing of our IPO in December 2014. Upon conversion, the warrant liability was converted to permanent equity as a component of additional paid-in capital. No preferred stock or other warrants were issued during the year ended December 31, 2015.
Revenue Recognition
Interest Income
We generate revenue primarily through interest and origination fees earned on loans originated and held to maturity.
For term loans, we recognize interest and origination fee revenue over the terms of the underlying loans using the effective interest method. For lines of credit, we recognize interest income when earned in accordance with terms of the contract. Origination fees collected but not yet recognized as revenue are netted with direct origination costs and presented as a component of loans in our consolidated balance sheets.
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
Gain on Sales of Loans
We account for OnDeck Marketplace loan sales in accordance with ASC Topic 860, Transfers and Servicing, which states that a transfer of a financial asset, a group of financial assets, or a participating interest in a financial asset is accounted for as a sale if all of the following conditions are met:

1.	The financial assets are isolated from the transferor and its consolidated affiliates as well as its creditors.

2.	The transferee or beneficial interest holders have the right to pledge or exchange the transferred financial assets.

3.	The transferor does not maintain effective control of the transferred assets.
For the years ended December 31, 2015, 2014 and 2013, all sales met the requirements for sale treatment in accordance with ASC Topic 860, Transfers and Servicing. We record the gain or loss on the sale of a loan at the sale date in an amount equal to the proceeds received, adjusted for initial recognition of servicing assets or liabilities obtained at the date of sale, less outstanding principal and net deferred origination costs. A change in inputs or assumptions used in the valuation model related to servicing assets or liabilities is recognized as a component of gain on sales of loans.
Other Revenue
Other revenue includes servicing fees related to loans previously sold, fair value adjustments to servicing rights, monthly fees charged to customers for our line of credit and marketing fees earned from our issuing bank partners, which are recognized as the related services are provided.
Stock-Based Compensation
In accordance with ASC Topic 718, Compensation—Stock Compensation, all stock-based compensation provided to employees, including stock options and restricted stock units, or RSU's, is measured based on the grant-date fair value of the awards and recognized as compensation expense on a straight-line basis over the period during which the award holder is required to perform services in exchange for the award (the vesting period). The fair value of stock options is estimated using the Black-Scholes-Merton Option Pricing Model. The use of the option valuation model requires subjective assumptions, including the fair value of our common stock, the expected term of the option and the expected stock price volatility, which is based on our stock as well as our peer companies. RSU's issued to employees and directors are measured based on the fair values of the underlying stock on the dates of grant. Additionally, the recognition of stock-based compensation expense requires an estimation of the number of options and RSUs that will ultimately be forfeited. Estimated forfeitures are subsequently adjusted to reflect actual forfeiture.
Options typically vest at a rate of 25% after one year from the vesting commencement date and then monthly over an additional three-year period. The options expire ten years from the grant date or, for terminated employees, 90 days after the employee’s termination date. RSUs typically vest at a rate of 25% annually, over four annual vesting periods. Compensation expense for the fair value of the options and RSUs at their grant date is recognized ratably over the vesting period.

Advertising Costs
Advertising costs are expensed as incurred and are included within sales and marketing in our consolidated statements of operations. For the years ended December 31, 2015, 2014 and 2013, advertising costs totaled $22.5 million, $14.4 million and $7.2 million, respectively.
Foreign Currency
In accordance with ASC 830, Foreign Currency Matters, we have determined the functional currency of our subsidiary, OnDeck Australia, is the Australian dollar. We translate the financial statements of this subsidiary to U.S. dollars using month-end exchange rates for assets and liabilities, and average exchange rates for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders' equity. As of December 31, 2015 we had a cumulative translation loss of $0.4 million. The net loss resulting from foreign exchange transactions, which are transactions designated in currencies other than our functional currency, was $1.3 million for the year ended December 31, 2015 and was recorded within general and administrative expenses in our consolidated statements of operations. The impact of foreign currency transactions was not material for the year ended December 31, 2014.
Income Taxes
In accordance with ASC 740, Income Taxes, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.
Uncertain tax positions are recognized only when we believe it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. We recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. We did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2015 and 2014.
We file income tax returns in the United States for federal, state and local jurisdictions. We are no longer subject to U.S. federal, certain states, and local income tax examinations for years prior to 2012, with certain states no longer subject for years prior to 2011, although carryforward attributes that were generated prior to 2012 may still be adjusted upon examination by the Internal Revenue Service if used in a future period. No income tax returns are currently under examination by taxing authorities.
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
Basic and Diluted Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss attributable to On Deck Capital, Inc. common stockholders by the weighted-average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. We compute net loss per common share using the two-class method required for participating securities. We consider all series of redeemable convertible preferred stock to be participating securities due to their cumulative dividend rights. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings, are subtracted from net income or loss to determine total undistributed earnings or losses to be allocated to common stockholders. All participating securities are excluded from basic weighted-average common shares outstanding. Upon the closing of our IPO in December 2014, all redeemable convertible preferred stock was converted to common stock and became included in our weighted-average common shares outstanding.

Diluted net loss per common share includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” or “if converted” methods, as applicable. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of common shares outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, warrants and convertible preferred stock. In addition, we analyze the potential dilutive effect of the outstanding participating securities under the “if converted” method when calculating diluted earnings per share in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. We report the more dilutive of the approaches (two-class or “if converted”) as our diluted net income per share during the period. Due to net losses for the years ended December 31, 2015, 2014 and 2013, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities was anti-dilutive.
Recent Accounting Pronouncements Not Yet Adopted
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC 835-30, Interest - Imputation of Interest. ASU 2015-03 requires entities to reclassify the presentation of deferred debt issuance costs in the financial statements. Under the ASU, an entity will be required to present such deferred costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. This accounting standard is mandatorily effective beginning January 1, 2016 and is to be applied retrospectively. In the first quarter of 2016 we will reclassify all deferred debt issuance costs as a reduction to Funding debt or Corporate debt in the Consolidated Balance Sheet, as applicable.
In May 2014, the FASB issued ASU 2014-09, Revenue Recognition, which creates ASC 606, Revenue from Contracts with Customers, and supersedes ASC 605, Revenue Recognition. ASU 2014-09 requires revenue to be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services as described in ASU 2014-09. In July 2015, the FASB voted to defer the effective date of the new revenue standard by one year. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of December 15, 2016. We are currently in the process of assessing the impact that the adoption of this guidance will have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which creates ASC 842, Leases, and supersedes ASC 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.
3. Net Loss Per Common Share
Basic and diluted net loss per common share is calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(2,231)	$(18,708)	$(24,356)
Less: Series A and B preferred stock redemptions	—	—	(5,254)
Less: Accretion of dividends on the redeemable convertible preferred stock	—	(12,884)	(7,470)
Less: net loss attributable to noncontrolling interest	958	—	—
Net loss attributable to On Deck Capital, Inc. common stockholders	$(1,273)	$(31,592)	$(37,080)
Denominator:
Weighted-average common shares outstanding, basic and diluted	69,545,238	52,556,998	4,292,026
Net loss per common share, basic and diluted	$(0.02)	$(0.60)	$(8.64)

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given our net losses. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
	2015	2014	2013
Anti-Dilutive Common Share Equivalents
Redeemable convertible preferred stock:
Series A	—	—	4,438,662
Series B	—	—	10,755,262
Series C	—	—	9,735,538
Series C-1	—	—	1,701,112
Series D	—	—	14,467,756
Series E	—	—	—
Warrants to purchase redeemable convertible preferred stock	—	—	1,393,768
Warrants to purchase common stock	309,792	309,792	4,057,066
Restricted stock units	1,853,452	88,418	—
Stock options	10,711,321	10,371,469	7,814,970
Total anti-dilutive common share equivalents	12,874,565	10,769,679	54,364,134

The weighted-average exercise price for warrants to purchase 2,516,288 shares of common stock was $9.51 as December 31, 2015. For the year ended December 31, 2015 and 2014, a warrant to purchase 2,206,496 shares of common stock was excluded from anti-dilutive common share equivalents as performance conditions had not been met.

4. Interest Income
Interest income was comprised of the following components for the years ended December 31 (in thousands):

	2015	2014	2013
Interest on unpaid principal balance	$227,579	$172,472	$51,699
Interest on deposits	408	70	7
Amortization of net deferred origination costs	(32,939)	(27,267)	11,235
Total interest income	$195,048	$145,275	$62,941
5. Loans Held for Investment, Allowance for Loan Losses and Loans Held for Sale
Loans Held for Investment and Allowance for Loan Losses
Loans held for investment consisted of the following as of December 31 (in thousands):

	2015	2014
Term loans	$482,596	$466,386
Lines of credit	61,194	24,177
Total unpaid principal balance	543,790	490,563
Net deferred origination costs	8,952	13,544
Total loans held for investment	$552,742	$504,107

The activity in the allowance for loan losses for the years ended December 31 consisted of the following (in thousands):

	2015	2014	2013
Balance at January 1	$49,804	$19,443	$9,288
Provision for loan losses	74,863	67,432	26,570
Loans charged off	(78,485)	(39,638)	(17,651)
Recoveries of loans previously charged off	7,129	2,567	1,236
Allowance for loan losses at December 31	$53,311	$49,804	$19,443
We include both loans we originate and loans funded by our issuing bank partners and later purchased by us as part of our originations. During the years ended December 31, 2015, 2014 and 2013 we purchased loans in the amount of $231.7 million, $180.8 million and $73.5 million, respectively.
Historically, we typically sold previously charged-off loans to a third-party debt collector. The proceeds from these sales are recorded as a component of the recoveries of loans previously charged off. For the years ended December 31, 2015, 2014 and 2013, previously charged-off loans sold accounted for $5.5 million, $1.7 million and $1.0 million, respectively, of recoveries of loans previously charged off.
The following table illustrates the unpaid principal balance related to non-delinquent, paying and non-paying delinquent loans as of December 31 (in thousands):

	2015	2014
Non-delinquent loans	$486,729	$430,689
Delinquent: paying (accrual status)	28,192	40,049
Delinquent: non-paying (non-accrual status)	28,869	19,825
Total	$543,790	$490,563
The portion of the allowance for loan losses attributable to non-delinquent loans was $27.0 million and $20.5 million as of December 31, 2015 and December 31, 2014, respectively, while the portion of the allowance for loan losses attributable to delinquent loans was $26.3 million and $29.3 million as of December 31, 2015 and December 31, 2014, respectively.
The following table shows an aging analysis of the unpaid principal balance related to loans held for investment by delinquency status as of December 31 (in thousands):

	2015	2014
By delinquency status:
Non-delinquent loans	$486,729	$430,689
1-14 calendar days past due	21,360	23,954
15-29 calendar days past due	8,703	9,462
30-59 calendar days past due	10,347	10,707
60-89 calendar days past due	7,443	7,724
90 + calendar days past due	9,208	8,027
Total unpaid principal balance	$543,790	$490,563

Loans Held for Sale
Loans held for sale consisted of the following as of December 31 (in thousands):

	2015	2014
Loans held for sale	$696	$1,483
Net deferred origination costs	10	40
Loans held for sale, net	$706	$1,523
6. Servicing Rights
As of December 31, 2015 and 2014, we serviced term loans we sold with a remaining unpaid principal balance of $345.9 million and $79.7 million, respectively. During the years ended December 31, 2015, 2014 and 2013, we sold through OnDeck Marketplace loans with an unpaid principal balance of $600.0 million, $139.1 million and $17.5 million, respectively.
For the years ended December 31, 2015 and 2014, we earned $3.5 million, and $0.9 million of servicing revenue, respectively.
The following table summarizes the activity related to the fair value of our servicing assets for the year ended December 31:

2015
Fair value at the beginning of period	$—
Addition:
Servicing resulting from transfers of financial assets	3,708
Changes in fair value:
Change in inputs or assumptions used in the valuation model	1,051
Other changes in fair value (1)	(1,270)
Fair value at the end of period (Level 3)	$3,489
  ___________
(1) Represents changes due to collection of expected cash flows through December 31, 2015.
7. Property, Equipment and Software, net
Property, equipment and software, net, consisted of the following as of December 31 (in thousands):

	Estimated Useful Life	2015	2014
Computer/office equipment	12 – 36 months	$11,866	$7,249
Capitalized internal-use software	36 months	15,674	10,599
Leasehold improvements	Life of lease	15,417	6,343
Total property, equipment and software, at cost		42,957	24,191
Less accumulated depreciation and amortization		(16,770)	(10,262)
Property, equipment and software, net		$26,187	$13,929
Amortization expense on capitalized internal-use software costs was $2.8 million, $1.8 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included as a component of technology and analytics in our consolidated statements of operations.
8. Debt
The following table summarizes our outstanding debt as of December 31 (in thousands):

Description	Type	Maturity Date	Weighted Average Interest Rate at December 31, 2015	December 31, 2015	December 31, 2014
Funding Debt:
ODAST Agreement	Securitization Facility	May 2018 (1)	3.4%	$174,980	$174,972
PORT Agreement	Revolving	June 2017	2.7%	59,415	—
RAOD Agreement	Revolving	May 2017	3.3%	47,465	—
ODART Agreement	Revolving	September 2017	2.6%	42,090	105,598
ODAC Agreement	Revolving	May 2017	8.6%	27,699	32,733
SBAF Agreement	Revolving	Various(2)	6.9%	12,783	16,740
ODAP Agreement	Revolving	August 2017 (3)	5.0%	8,819	56,686
Partner Synthetic Participations	Term	Various(4)	Various	6,861	1,199
				380,112	387,928
Corporate Debt:
Square 1 Agreement	Revolving	October 2016	4.5%	2,700	12,000
				$382,812	$399,928

(1)	The period during which remaining cash flow can be used to purchase additional loans expires April 30, 2016

(2)	Maturity dates range from January 2016 through August 2017

(3)	The period during which new borrowings may be made under this facility expires in August 2016

(4)	Maturity dates range from January 2016 through October 2017

Certain of our loans held for investment are pledged as collateral for borrowings in our funding debt facilities, with the exception of Partner Synthetic Participations. These loans totaled $417.1 million and $431 million as of December 31, 2015 and 2014, respectively. There is no collateral requirement for Partner Synthetic Participations. Our corporate debt facility is collateralized by substantially all of our assets.

During the three years ended December 31, 2015, the following significant activity took place related to our debt facilities:
ODAST Agreement
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
PORT Agreement
On June 12, 2015, through a wholly-owned bankruptcy remote subsidiary, we entered into a $100 million revolving line of credit with Bank of America, N.A. ("PORT Agreement"). The facility bears interest at LIBOR plus 2.25%, and matures in June 2017.
RAOD Agreement
On May 22, 2015, through a wholly-owned bankruptcy remote subsidiary, we entered into a $50 million revolving line of credit with SunTrust Bank ("RAOD Agreement"). The facility bears interest at LIBOR plus 3.00%, and matures in May 2017. On February 26, 2016, the RAOD Agreement was amended to increase the borrowing capacity from $50 million to $100 million.

ODART Agreement
On September 15, 2014, we entered into an amendment of the ODART agreement which provided for:

•
the increase of the total facility size from $111.8 million to $167.6 million. with the Class A commitments increased from $100 million to $150 million and the Class B commitments increased from $11.8 million to $17.6 million;

•the decrease in the Class A interest rate to the applicable cost of funds rate plus 3%;
•the decrease in the Class B interest rate to 7.25% plus the greater of 1% or LIBOR; and
•the extensions of the commitment termination date of from August 16, 2015 to September 15, 2016.
On October 7, 2015 an amendment was made to the ODART Agreement which included for:
•the decrease in Class A interest rate to the applicable cost of funds rate plus 2.25%;

•	the extension of the commitment termination date of the ODART Agreement by approximately one year to September 15, 2017;

•
the extension of the date on or prior to which early termination fees may be payable in the event of a termination or other permanent reduction of the revolving commitments by approximately one year to May 15, 2017, and the ability to make certain partial commitment terminations without early termination fees;

•the ability to use up to a specified portion of the facility for financing of our weekly pay term loan product; and

•
the termination of the Class B revolving lending commitment, the effect of which is to reduce the total facility capacity to $150 million; the termination was made at ODART's request and consented to by the Class B Revolving Lender. The ODART Second A&R Credit Agreement also contemplates the reintroduction, at ODART's election and administrative agent's consent, of one or more Class B Revolving Lending resulting in Class B commitments up to $17.6 million, thereby potentially restoring the facility size to up to$167.6 million. The borrowing base advance rate for reintroduced Class B revolving loans is 95% and the interest rate will be LIBOR plus 7.00%.

ODAC Agreement
In October 2013, ODAC entered into a $25 million revolving credit agreement (the “ODAC Agreement”). On January 2, 2014, ODAC entered into a second amendment of the ODAC Agreement increasing the financing limit of the ODAC Agreement from $25 million to $50 million bearing an interest rate of LIBOR plus 8.25%. On December 19, 2014 amendments were made to the ODAC Agreement to among other items, extend the commitment termination date to October 2016 to introduce the ability to use up to a specified portion of the ODAC facility for the financing our line of credit product. On May 22, 2015, amendments were made to the ODAC Agreement to, among other items, extend the commitment termination date to May 2017 and to provide for the utilization of up to the entire ODAC facility solely for the financing of our line of credit product. In addition to other changes, this facility is now exclusively used to our line of credit product.
ODAP Agreement
In August 2014, ODAP entered into a $75 million revolving line of credit with Jefferies Mortgage Funding, LLC ("ODAP Agreement"). On August 13, 2015, an amendment was made to the ODAP Agreement converting the Lenders’ obligation from a commitment to make revolving loans to ODAP of up to $75 million to an agreement under which the Lenders are allowed to make, on an uncommitted basis, revolving loans to ODAP of up to $100 million; extending the revolving termination date (i.e., the period during which ODAP is permitted to request the advance of revolving loans) by approximately one year to August 13, 2016 and the amortization period end date by approximately one year to August 13, 2017; increasing the borrowing advance rate; and various other changes. On November 25, 2015 ODAP terminated its existing asset-backed revolving debt facility and simultaneously entered into a new-asset backed revolving debt facility with substantially similar terms to the terminated facility. The note bears interest at 4% plus the greater of 1% or LIBOR.
Square 1 Agreement

On October 2, 2015 an amendment was made to the Square 1 Agreement which extended the date of maturity of our corporate revolving line of credit from October 2015 to October 2016, added a minimum monthly interest payment and modified certain financial and portfolio covenants.
Other
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
As of December 31, 2015, future maturities of our borrowings were as follows (in thousands):

2016	$69,046
2017	277,308
2018	36,458
2019	—
2020	—
Thereafter	—
Total	$382,812
9. Warrant Liability
In conjunction with certain consulting agreements, we issued warrants to purchase shares of Series E redeemable convertible preferred stock (“Series E warrants”). The holders were entitled to purchase 30,000 shares of Series E shares for $14.71 per share. The warrants are exercisable upon vesting through the earlier of ten years after issuance (various dates through June 6, 2024), or two years after closing a qualified initial public offering, which occurred in December 2014. As the Series E warrants vested, they were recorded as liabilities in the accompanying consolidated balance sheets and subsequently adjusted to fair value each period because they were exercisable into redeemable securities. For the years ended December 31, 2014 and 2013, changes in the fair value of these and previously issued warrants were recognized in our consolidated statements of operations as warrant liability fair value adjustment. In connection with our IPO in December 2014, all warrants for shares of preferred stock converted to warrants for shares of common stock which are not subject to fair value adjustments. As of December 31, 2015, warrants to purchase 20,000 common shares have vested but have not been exercised.
In September 2014, in conjunction with a general marketing agreement, we issued a warrant to purchase shares of common stock (“common stock warrant”) to a strategic partner. As of December 31, 2015, the holder was entitled to purchase up to 2,206,496 shares of common stock for $10.66 per share. The number of exercisable shares is dependent upon performance conditions. The warrant is exercisable upon vesting through the earlier of ten years after issuance, September 29, 2024, or one year after the termination of the agreement. As the performance conditions are met, the common stock warrant will be recorded as a liability in our consolidated balance sheets and as sales and marketing expense in our consolidated statements of operations. The warrant liability will be adjusted to fair value each period and recognized in our consolidated statements of operations as warrant liability fair value adjustment. For the years ended December 31, 2015 and 2014, no performance conditions had been met and therefore no expense or liability has been recorded.
10. Redeemable Convertible Preferred Stock
Series A, Series B, Series C, Series C-1, Series D and Series E redeemable convertible preferred stock are collectively referred to as the “preferred stock” and individually as the “Series A”, “Series B”, “Series C”, “Series C-1”, “Series D” and “Series E." Each of the prices per share is referred to as the original issue price and excludes the cost of issuance. Any costs incurred in connection with the issuance of various classes of the preferred stock have been recorded as a reduction of the carrying amount.

The following table presents a summary of activity for the preferred stock issued and outstanding for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Series A	Series B	Series C	Series C-1	Series D	Series E	Total Amount
Balance, January 1, 2013	3,250	21,838	23,113	5,025	—	—	53,226
Redemption of preferred stock(1)	(835)	(193)	—	—	—	—	(1,028)
Issuance of preferred stock(2)	—	—	—	—	58,675	—	58,675
Accretion of dividends on preferred stock	144	1,273	1,636	376	4,041	—	7,470
Balance, December 31, 2013	$2,559	$22,918	$24,749	$5,401	$62,716	$—	$118,343
Issuance of preferred stock(2)	—	—	—	—	—	76,985	76,985
Exercise of preferred stock warrants	—	5,982	—	7,225	—	85	13,292
Accretion of dividends on preferred stock	124	1,240	1,570	413	4,619	4,918	12,884
Conversion of preferred stock to common stock in connection with initial public offering	(2,683)	(30,140)	(26,319)	(13,039)	(67,335)	(81,988)	(221,504)
Balance, December 31, 2014	$—	$—	$—	$—	$—	$—	$—

_________________________

(1)
During 2013, we redeemed 1,514,698 shares of Series A and 91,460 shares of Series B stock held by investors. The differential between the redemption price and the carrying value of the shares of $5.3 million was charged to accumulated deficit in accordance with accounting for distinguishing liabilities from equity.

(2)	Includes the conversion of a convertible note.
Dividends
Each series of preferred stock contained a cumulative annual dividend rate of 8% per share. No dividends were declared as of December 31, 2015 and 2014 or through the date of issuing these financial statements. Cumulative dividends were payable in the event of redemption. In addition to the preferential cumulative dividends, holders of preferred stock were entitled to receive, on an if-converted basis, any declared or paid dividends on our common stock.
Conversion
Each series of redeemable convertible preferred stock was mandatorily convertible upon the close of a qualified IPO or upon written consent of the majority of holders, as defined within each preferred stock agreement. All shares of preferred stock were automatically converted to shares of common on a 1:1 basis upon the close of our IPO.
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
Redemption Rights
Each series of preferred stock was redeemable at the election of its holders. The redemption price was equal to any unpaid cumulative dividends and other dividends plus the original issue price. In connection with our IPO in December 2014, all preferred stock was converted to shares of common stock. At December 31, 2015, there were no preferred shares outstanding.

Voting Rights
Certain preferred series holders had rights to elect a variable number of members of the board of directors. At December 31, 2015, there were no preferred shares outstanding.

11. Stockholders’ Equity
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
12. Income Tax
Our financial statements include a total income tax expense of $0 on net losses of $2.2 million, $18.7 million and $24.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. A reconciliation of the difference between the provision for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31:

	2015	2014	2013
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
Change in valuation allowance	(28.0)%	(35.7)%	(40.3)%
Federal effect of change in state and local tax valuation allowance	(6.0)%	1.7%	6.3%
Income tax provision effective rate	—%	—%	—%

The significant components of our deferred tax asset were as follows as of December 31 (in thousands):

	2015	2014
Deferred tax assets relating to:
Net operating loss carryforwards	$19,183	$12,271
Loan loss reserve	20,231	18,989
Imputed interest income	729	444
Loss on sublease	(20)	145
Deferred rent	1,613	664
Miscellaneous items	5	4
Total gross deferred tax assets	41,741	32,517
Deferred tax liabilities:
Internally developed software	1,756	1,049
Property, equipment and software	4,613	214
Origination costs	3,394	5,164
Total gross deferred tax liabilities	9,763	6,427
Deferred assets less liabilities	31,978	26,090
Less: valuation allowance	(31,978)	(26,090)
Net deferred tax asset	$—	$—
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
Deductions that are not deemed more likely than not to withstand examination by a taxing authority are considered to be "uncertain tax positions" as defined in ASC 740 Income Taxes. Prior to January 1, 2015, we had not recognized any uncertain tax positions. During the year ended December 31, 2015, we claimed deductions on our U.S. federal tax return for certain expenses related to our initial public offering that were validated at the level of substantial authority, but did not exceed the "more likely than not" threshold. We estimate the tax-effected exposure of these deductions to be approximately $2.2 million. These deductions did not result in any change to our tax payable or our provision for income taxes, both of which were $0 as of and for the year ended December 31, 2015. These deductions will increase our deferred tax asset as well as the corresponding valuation allowance. There will be no financial statement benefit derived from this additional deferred tax asset until such time as the valuation allowance is released.
Our net operating loss carryforwards for federal income tax purposes were approximately $50.6 million, $57.2 million and $53.4 million at December 31, 2015, 2014 and 2013, respectively, and, if not utilized, will expire at various dates beginning in 2027. State net operating loss carryforwards were $49.8 million, $56.4 million and $53.2 million at December 31, 2015, 2014 and 2013, respectively. Net operating loss carryforwards and tax credit carryforwards reflected above may be limited due to historical and future ownership changes.

13. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
We evaluate our financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. Due to the lack of transparency and quantity of transactions related to trades of servicing rights of comparable loans, we utilize an income valuation technique to estimate fair value. We utilize industry-standard modeling, such as discounted cash flow models, to arrive at an estimate of fair value and may utilize third-party service providers to assist in the valuation process. This determination requires significant judgments to be made.

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31 (in thousands):

	2015
Description	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$3,489	$3,489
Total assets	$—	$—	$3,489	$3,489
There were no transfers between levels for the year ended December 31, 2015.

The following tables presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurement at December 31, 2015.

	December 31, 2015
	Unobservable input	Weighted Average
Servicing assets	Discount rate	30.00%
	Cost of service(1)	0.09%
	Renewal rate	53.21%
	Default rate	10.00%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance.

The weighted averages above are indicative of the range for discount rate and cost of service. The renewal rate had a range of 31.78% to 53.21% while the default rate had a range of 6.43% to 10.36% during the year ended December 31, 2015. The above unobservable inputs were consistent during the year ended December 31, 2015, when servicing right assets were initially recognized.

Changes in certain of the unobservable inputs noted above may have a significant impact on the fair value of our servicing asset. The following table summarizes the effect adverse changes in estimate would have on the fair value of the servicing asset as of December 31, 2015 given a hypothetical changes in default rate and cost to service (in thousands):

Servicing Assets
Default rate assumption:
Default rate increase of 25%	$(145)
Default rate increase of 50%	$(282)
Cost to service assumption:
Cost to service increase by 25%	$(79)
Cost to service increase by 50%	$(159)

We had no servicing assets or liabilities as of December 31, 2014.
Warrant Liability
The following table presents the changes in the Level 3 instruments measured at fair value on a recurring basis for the years ended December 31 (in thousands):

2014
Warrant liability balance at January 1	$4,446
Exercise of warrants	(10,766)
Change in fair value	11,232
Conversion of preferred stock warrants to common stock warrants upon IPO	(4,912)
Warrant liability balance at December 31	$—
The warrant liability is classified within Level 3 due to the use of the value of our common stock, which in 2014 was a significant unobservable input, in determining the warrant liability's fair value. As the valuation of our common stock was determined prior to our initial public offering, we used a combination of the inputs including option pricing models, secondary transactions with third-party investors and an initial public offering scenario to determine the valuation of our common stock.
Assets and Liabilities Disclosed at Fair Value
Because our loans held for investment, loans held for sale and fixed-rate debt are not measured at fair value, we are required to disclose their fair value in accordance with ASC 825. We utilize industry-standard modeling, such as discounted cash flow models, to arrive at an estimate of fair value and may utilize third-party service providers to assist in the valuation process. This determination requires significant judgments to be made.

	December 31, 2015
Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$499,431	$545,740	$—	$—	$545,740
Loans held for sale	706	763	—	—	763
Total assets	$500,137	$546,503	$—	$—	$546,503

Description
Liabilities:
Fixed-rate debt	$194,624	$190,411	$—	$—	$190,411
Total fixed-rate debt	$194,624	$190,411	$—	$—	$190,411
The following techniques and assumptions are used in estimating fair value:
Loans held for investment and loans held for sale - Fair value is based on discounted cash flow models which contain certain unobservable inputs such as discount rate, renewal rate and default rate.
Fixed-rate debt - Our ODAST Agreement, SBAF Agreement and Partner Synthetic Participations is considered fixed-rate debt. Fair value of our fixed-rate debt is based on a discounted cash flow model with an unobservable input of discount rate.
As of December 31, 2014, loans held for investment and loans held for sale approximated fair value due to their short-term nature and are considered to be Level 3 assets. As of December 31, 2014, the carrying amounts of our financing obligations, such as fixed-rate debt, approximates fair value, considering the borrowing rates currently available to us for financing obligations with similar terms and credit risks.
14. Stock-Based Compensation and Employee Benefit Plans
Stock-Based Compensation Plans
2014 Equity Incentive Plan
Our board of directors adopted, and our stockholders approved, our 2014 Equity Incentive Plan (“2014 Plan”). Our 2014 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants. When initially adopted, there were up to 7,200,000 shares of our common stock authorized for issuance under the 2014 Plan subject to increase pursuant to the terms of the 2014 Plan. The shares of common stock available for issuance pursuant to the 2014 Plan is increased by shares returned that would otherwise return to our 2007 Plan as the result of the expiration or termination of awards. In addition, the number of shares available for issuance under the 2014 Plan will also include an annual increase on the first day of each fiscal year beginning in fiscal 2016 and ending immediately following fiscal 2020, equal to the least of:

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
2014 Employee Stock Purchase Plan
Our board of directors adopted, and our stockholders approved, the 2014 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with our IPO in December 2014. The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The offering periods generally start on the first trading day on or after March 15 and September 15 of each year and end on the first trading approximately six months later. The administrator may, in its discretion, modify the terms of future offering periods. Due to the timing of the IPO, the first offering period started December 22, 2014 and ended on September 15, 2015. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the last trading day of the offering period. When initially adopted, there were 1,800,000 shares of our common stock are available for sale under our ESPP. In addition, our ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of:

•	1% of the outstanding shares of our common stock on the first day of such fiscal year;

•	1,800,000 shares of our common stock; or

•	such other amount as may be determined by our board of directors.
2007 Stock Option Plan
Our Amended and Restated 2007 Stock Incentive Plan (“2007 Plan”) was terminated in connection with the IPO, and accordingly, no shares are available for issuance under this plan. Our 2007 Plan continues to govern outstanding awards granted thereunder. Our 2007 Plan allowed for the grant of incentive stock options, nonqualified stock options and restricted stock. The terms of the stock option grants under the 2007 Plan, including the exercise price per share and vesting periods, were determined by our Compensation Committee of the Board (“Committee”). Stock options were granted at exercise prices defined by the Committee but, historically, were equal to the fair market value of our common stock at the date of grant. As of December 31, 2014 and 2013, we had 0 and 1,109,292 shares, respectively, allocated to the 2007 Plan.
Options
The following table summarizes the assumptions used for estimating the fair value of stock options granted under our option plans for the years ended December 31:

	2015	2014	2013
Risk-free interest rate	1.65-2.13%	1.02-2.08%	0.88-2.29%
Expected term (years)	5.5 - 6.0	3.2 - 6.1	5.8 - 8.5
Expected volatility	41 - 47%	35 - 59%	54 - 60%
Dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$5.70	$5.57	$0.65

The following is a summary of option activity for the year ended December 31, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	10,371,469	$4.59	—	—
Granted	1,611,617	$13.84	—	—
Exercised	(804,857)	$1.24	—	—
Forfeited	(430,878)	$7.42	—	—
Expired	(36,030)	$6.19	—	—
Outstanding at December 31, 2015	10,711,321	$6.16	7.8	$53,012
Exerciseable at December 31, 2015	5,146,604	$3.18	7.1	$37,857
Vested or expected to vest as of December 31, 2015	10,393,562	$6.00	7.8	$52,643
Total compensation cost related to nonvested option awards not yet recognized as of December 31, 2015 was $20.5 million and will be recognized over a weighted-average period of approximately 2.8. The aggregate intrinsic value of employee options exercised during the years ended December 31, 2015, 2014 and 2013 was $10.8 million, $12.1 million and $1.0 million, respectively.

Restricted Stock Units

During 2015, we began issuing RSUs to certain employees, officers and directors. The following table summarizes our activities of RSUs during the year ended December 31, 2015:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	—	—
RSUs granted	1,939,462	$12.99
RSUs vested	—	—
RSUs forfeited/expired	(86,010)	$16.06
Unvested at December 31, 2015	1,853,452	$12.85
Expected to vest after December 31, 2015	1,384,650	$12.98

As of December 31, 2015, there was $21.5 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 3.6 years.

Employee Stock Purchase Plan

As of December 31, 2015, there was $0.3 million of unrecognized compensation expense related to the ESPP.

The assumptions used to calculate our Black-Scholes-Merton Option Pricing Model for each stock purchase right granted under the ESPP were as follows or the year ended December 31:

	2015	2014
Risk-free interest rate	0.27%	0.17%
Expected term (years)	0.50	0.75
Expected volatility	42%	42%
Dividend yield	—%	—%
Stock-based compensation expense related to stock options, RSUs and ESPP are included in the following line items in our accompanying consolidated statements of operations for the year ended December 31 (in thousands):

	2015	2014
Sales and marketing	$3,081	$686
Technology and analytics	2,351	539
Processing and servicing	775	219
General and administrative	5,375	1,398
Total	$11,582	$2,842

401(k) Plan
We maintain a 401(k) defined contribution plan that covers substantially all of our employees. Participants may elect to contribute their annual compensation up to the maximum limit imposed by federal tax law. During the years ended December 31, 2015, 2014 and 2013 we had $1.0 million, $0.3 million, and $0 in employer related match expense, respectively.

15. Commitments and Contingencies
Lease Commitments
Operating Leases
In January 2013, we entered into an operating lease in Virginia for office space, which was amended in January 2015 (as amended, “Virginia Lease”) to extend the term of the lease and rent additional space. The Virginia Lease calls for monthly rental payments of $65,000, subject to escalation, and provides for a rent holiday of approximately six months and an aggregate $1 million leasehold improvement incentive.
During 2014 and 2015, we amended the lease of our corporate headquarters in New York City (as amended, “New York Lease”) to extend the term of the lease and rent additional space. We will occupy additional spaces under the New York Lease incrementally, as spaces becomes available, at which time we will incur additional rent payments. For all spaces delivered to us under the New York Lease as of December 31, 2015, our average monthly fixed rent payment will be approximately $0.4 million, subject to escalations. We are entitled to rent credits aggregating $3.8 million and a tenant improvement allowance not to exceed $5.8 million for all spaces delivered to us under the New York Lease as of December 31, 2015. The New York Lease is expected to terminate in December 2026.
In April 2015, we provided notice of termination to the landlord of one of our office spaces in Denver, Colorado (“Existing Denver Lease”) resulting in a termination fee of $0.4 million, which is included in general and administrative expenses for the year ended December 31, 2015. The Existing Denver Lease is scheduled to expire in January 2016.
In June 2015, we entered into a sublease in Denver, Colorado ("New Denver Lease") as the subtenant. The New Denver Lease calls for an average monthly fixed rent payment of approximately $144,000. The New Denver Lease also provides for a four-month rent holiday and a tenant improvement allowance not to exceed $2.6 million and is scheduled to expire in April 2026.
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

Capital Leases
In January 2014, we entered into a capital lease agreement for additional data warehouses. The agreement called for monthly principal and interest payments of $18,000 through January 2017. As of December 31, 2015, total future minimum payments is $212,000.
For the years ended December 31, 2015 and 2014, we recorded depreciation expense of $0.2 million and $0.3 million, respectively, related to our fixed assets under capital leases. These capital leases are recorded in property, equipment and software, net with a corresponding liability in accrued expenses and other liabilities.
Lease Commitments
At December 31, 2015, future minimum lease commitments under operating and capital leases, net of sublease income of $2.1 million, for the remaining terms of the operating leases were as follows (in thousands):

For the years ending December 31,
2016	$5,465
2017	7,872
2018	8,142
2019	8,686
2020	8,951
Thereafter	51,410
Total	$90,526

Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and loans. We hold cash, cash equivalents and restricted cash in accounts at regulated domestic financial institutions in amounts that exceed or may exceed FDIC insured amounts and at non-U.S. financial institutions where deposited amounts may be uninsured. We believe these institutions to be of acceptable credit quality and we have not experienced any related losses to date.
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

Concentrations of Credit Risk
For the year ended December 31, 2015, we had one group of customers that accounted for approximately 13% of total revenue, which was recognized through gain on sales of loans.
Contingencies
Two separate putative class actions were filed in August 2015 in the United States District Court for the Southern District of New York against us, certain of our executive officers, our directors and certain or all of the underwriters of our initial public offering. The suits allege that the registration statement for our IPO contained materially false and misleading statements regarding, or failed to disclose, specified information in violation of the Securities Act of 1933, as amended. The suits seek a determination that the case is a proper class action and/or certification of the plaintiff as a class representative, rescission or a rescissory measure of damages and/or unspecified damages, interest, attorneys’ fees and other fees and costs. On February 18, 2016 the court issued an order (1) consolidating the two cases, (2) selecting the lead plaintiff and (3) appointing lead class counsel.   Under the order, the plaintiffs are directed to file a consolidated complaint by March 18, 2016. Within 30 days of the filing of any consolidated complaint, the defendants are to answer the complaint or request a pre-motion conference with the court seeking permission to file a motion to dismiss. We intend to defend ourselves vigorously in these consolidated matters, although at this time we cannot predict the outcome.
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
16. Quarterly Financial Information (unaudited)
The following table contains selected unaudited financial data for each quarter of 2015 and 2014. The unaudited information should be read in conjunction with our financial statements and related notes included elsewhere in this report. We believe that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Gross revenues	67,599	67,398	63,312	56,458	50,491	43,509	35,502	28,562
Net revenue	42,299	46,033	43,015	28,312	25,401	22,060	18,628	7,343
Net income (loss)	(5,144)	3,507	4,748	(5,342)	(4,291)	354	(1,054)	(13,717)
Net loss attributable to common stockholders	(4,644)	3,733	4,980	(5,342)	(7,348)	(3,273)	(4,650)	(16,321)
Basic	(0.07)	0.05	0.07	(0.08)	(0.13)	(0.51)	(0.88)	(3.47)
Diluted	(0.07)	0.05	0.07	(0.08)	(0.13)	(0.51)	(0.88)	(3.47)

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2015, 2014 and 2013

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions— Write offs	Balance at End of Period
	(in thousands)
Allowance for Loan Losses:
2015	49,804	74,863	7,129	(78,485)	53,311
2014	19,443	67,432	2,567	(39,638)	49,804
2013	9,288	26,570	1,236	(17,651)	19,443
Deferred tax asset valuation allowance:
2015	26,090	(2,514)	8,402	—	31,978
2014	26,199	(5,826)	5,717	—	26,090
2013	17,266	—	8,933	—	26,199

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
  Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 using the criteria established in  Internal Control - Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."
           Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2015, we made numerous changes to our internal control over financial reporting in preparation for and in connection with management’s first annual assessment thereof. During the period, we designed and implemented new policies and procedures, related to, among other things, our information technology controls, and established an internal audit function, to further improve and develop our internal control environment. We believe that in the aggregate, these changes materially improved our control environment and contributed to the ability of our Chief Executive Officer and Chief Financial Officer to assess the effectiveness of our internal control over financial reporting.  Other than the aforementioned items, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015, which we refer to as our 2016 Proxy Statement, and is incorporated herein by reference.
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
The information required by this item will be included under the captions “Executive Compensation” and under the subheadings “Board’s Role in Risk Oversight,” “Non-Employee Director Compensation,” “Outside Director Compensation Policy,” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and under the subheading “Potential Payments upon Termination or Change in Control” and “Equity Benefit and Stock Plans” under the heading “Executive Compensation” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Director Independence” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be included under the caption “Proposal Two: Ratification of Selection of Independent Registered Public Accountants” in the 2016 Proxy Statement and is incorporated herein by reference.

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

On Deck Capital, Inc.

/s/ Howard Katzenberg
Howard Katzenberg Chief Financial Officer (Principal Financial Officer)
Date: March 3, 2016

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia Senior Vice President (Principal Accounting Officer)
Date: March 3, 2016
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

Signature	Title	Date

/s/ Noah Breslow	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2016
Noah Breslow

/s/ Howard Katzenberg	Chief Financial Officer (Principal Financial Officer)	March 3, 2016
Howard Katzenberg

/s/ Nicholas Sinigaglia	Senior Vice President (Principal Accounting Officer)	March 3, 2016
Nicholas Sinigaglia

/s/ David Hartwig	Director	March 3, 2016
David Hartwig

/s/ J. Sanford Miller	Director	March 3, 2016
J. Sanford Miller

/s/ Bruce P. Nolop	Director	March 3, 2016
Bruce P. Nolop

/s/ James D. Robinson	Director	March 3, 2016
James D. Robinson III

/s/ Jane J. Thompson	Director	March 3, 2016
Jane J. Thompson

/s/ Ronald F. Verni	Director	March 3, 2016
Ronald F. Verni

/s/ Neil E. Wolfson	Director	March 3, 2016
Neil E. Wolfson

Exhibit Index

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form *	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	12/22/2014
3.2	Second Amended and Restated Bylaws	8-K	3.1	5/1/2015
4.1	Form of common stock certificate.	S-1	4.1	11/10/2014
4.2	Ninth Amended and Restated Investors’ Rights Agreement, dated March 13, 2014, by and among the Registrant and certain of its stockholders.	S-1	4.2	11/10/2014
4.3	Form of warrant to purchase Series E preferred stock.	S-1	4.5	11/10/2014
4.4	Form of warrant to purchase common stock.	S-1	4.6	11/10/2014
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	10.1	11/10/2014
10.2+	Amended and Restated 2007 Stock Incentive Plan and forms of agreements thereunder.	S-1	10.2	11/10/2014
10.3+	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	10.3	12/4/2014
10.4+	2014 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	10.4	12/4/2014
10.5+	Employee Bonus Plan.	S-1	10.5	11/10/2014
10.6+	Outside Director Compensation Policy as amended through March 25, 2015.	Filed herewith.
10.7+	Confirmatory Employment Offer Letter between the Registrant and Noah Breslow dated October 30, 2014.	S-1	10.7	11/10/2014
10.8+	Confirmatory Employment Offer Letter between the Registrant and James Hobson dated November 7, 2014.	S-1	10.8	11/10/2014
10.9+	Confirmatory Employment Offer Letter between the Registrant and Howard Katzenberg dated November 3, 2014.	S-1	10.9	11/10/2014
10.10+	Form of Change in Control and Severance Agreement between the Registrant and Noah Breslow.	S-1	10.10	11/10/2014
10.11+	Form of Change in Control and Severance Agreement between the Registrant and other executive officers.	S-1	10.11	11/10/2014
10.12	Lease, dated September 25, 2012, by and between the Registrant and 1400 Broadway Associates L.L.C.	S-1	10.12	11/10/2014
10.12.1	Lease Modification Agreement, dated March 3, 2015, by and between Registrant and ESRT 1400 Broadway, L.P.	10-K	10.21	3/10/2015
10.13	Second Amended and Restated Credit Agreement, dated as of October 7, 2015, by and among OnDeck Account Receivables Trust 2013-1 LLC, as Borrower, the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as Administrative Agent for the Class A Revolving Lenders and as Collateral Agent for the Secured Parties, Deutsche Bank Trust Company Americas, as Paying Agent for the Lenders, and Deutsche Bank Securities Inc., as Lead Arranger, Syndication Agent and Documentation Agent.	10-Q	10.1	11/10/2015
10.14	Second Amended and Restated Loan and Security Agreement, dated March 21, 2011, by and among Small Business Asset Fund 2009 LLC, each Lender party thereto from time to time and Deutsche Bank Trust Company Americas, as amended January 10, 2014.	S-1	10.15	11/10/2014
10.15	Second Amended and Restated Credit Agreement, dated December 19, 2014, by and among On Deck Asset Company, LLC, each Lender party thereto from time to time, WS 2014-1, LLC, and Deutsche Bank Trust Company Americas.	10-K	10.16	3/10/2015

10.16	Base Indenture, dated May 8, 2014, by and between OnDeck Asset Securitization Trust LLC and Deutsche Bank Trust Company Americas.	S-1	10.17	11/10/2014
10.17	Series 2014-1 Supplement, dated May 8, 2014, by and between OnDeck Asset Securitization Trust LLC and Deutsche Bank Trust Company Americas.	S-1	10.18	11/10/2014
10.18
Note Issuance and Purchase Agreement, dated as of November 25, 2015, by and among OnDeck Asset Pool, LLC, in its capacity as Issuer, the Purchasers party thereto from time to time, Jefferies Funding LLC, as Administrative Agent for the Purchasers, and Deutsche Bank Trust Company Americas, as Paying Agent and as Collateral Agent for the Secured Parties
		Filed herewith.
10.19	Form of Managed Applicant Commission Agreement between the Registrant and its funding advisors.	S-1	10.20	11/10/2014
10.20	Credit Agreement, dated as of May 22, 2015, by and among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto from time to time, SunTrust Bank, as Administrative Agent for the Class A Revolving Lenders, and Wells Fargo Bank, N.A., as Paying Agent and as Collateral Agent for the Secured Parties.	10-Q	10.2	8/11/2015
10.21	Credit Agreement, dated as of June 12, 2015, by and among Prime OnDeck Receivable Trust, LLC, as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent for the Class A Revolving Lenders and Wells Fargo Bank, N.A., as Paying Agent and as Collateral Agent for the Secured Parties.	10-Q	10.3	8/11/2015
10.22	First Amendment to Amended and Restated Loan Agreement, dated October 2, 2015, between Square 1 Bank, as Lender, and the Registrant.	10-Q	10.2	11/10/2015
21.1	List of subsidiaries of the Registrant.	Filed herewith.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by President and Chief Financial Officer.	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Financial Officer.	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	All exhibits incorporated by reference to the Registrant's Form S-1 or S-1/A registration statements relate to Registration No. 333-200043
+	Indicates a management contract or compensatory plan.