Form 10-Q
period 2016-06-30
On Deck Capital, Inc.
filed 2016-08-09
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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
The number of shares of the registrant’s common stock outstanding as of July 31, 2016 was 70,923,349.

On Deck Capital, Inc.

PART I

Item 1.	Financial Statements (Unaudited)
ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$78,063	$159,822
Restricted cash	39,816	38,463
Loans held for investment	804,398	552,742
Less: Allowance for loan losses	(73,849)	(53,311)
Loans held for investment, net	730,549	499,431
Loans held for sale	3,837	706
Property, equipment and software, net	30,428	26,187
Other assets	19,026	20,416
Total assets	$901,719	$745,025
Liabilities and equity
Liabilities:
Accounts payable	$3,876	$2,701
Interest payable	1,129	757
Funding debt	553,923	375,890
Corporate debt	2,698	2,695
Accrued expenses and other liabilities	32,364	33,560
Total liabilities	593,990	415,603
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 73,965,278 and 73,107,848 shares issued and 70,888,229 and 70,060,208 outstanding at June 30, 2016 and December 31, 2015, respectively	370	366
Treasury stock—at cost	(6,096)	(5,843)
Additional paid-in capital	467,223	457,003
Accumulated deficit	(158,816)	(128,341)
Accumulated other comprehensive loss	(265)	(372)
Total On Deck Capital, Inc. stockholders' equity	302,416	322,813
Noncontrolling interest	5,313	6,609
Total equity	307,729	329,422
Total liabilities and equity	$901,719	$745,025
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Interest income	$63,886	$50,248	$117,365	$98,947
Gain on sales of loans	2,813	11,710	9,924	18,389
Other revenue	2,803	1,354	4,828	2,434
Gross revenue	69,502	63,312	132,117	119,770
Cost of revenue:
Provision for loan losses	32,271	15,526	57,708	38,626
Funding costs	8,374	4,771	14,096	9,816
Total cost of revenue	40,645	20,297	71,804	48,442
Net revenue	28,857	43,015	60,313	71,328
Operating expense:
Sales and marketing	16,757	14,981	33,305	27,656
Technology and analytics	13,757	10,206	27,844	18,794
Processing and servicing	4,865	3,015	9,080	5,717
General and administrative	12,149	9,991	21,858	19,576
Total operating expense	47,528	38,193	92,087	71,743
Income (loss) from operations	(18,671)	4,822	(31,774)	(415)
Other expense:
Interest expense	(37)	(74)	(75)	(180)
Total other expense	(37)	(74)	(75)	(180)
Income (loss) before provision for income taxes	(18,708)	4,748	(31,849)	(595)
Provision for income taxes	—	—	—	—
Net income (loss)	(18,708)	4,748	(31,849)	(595)
Net loss attributable to noncontrolling interests	813	232	1,381	232
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$(17,895)	$4,980	$(30,468)	$(363)
Net income (loss) per share attributable to On Deck Capital, Inc. common stockholders:
Basic	$(0.25)	$0.07	$(0.43)	$(0.01)
Diluted	$(0.25)	$0.07	$(0.43)	$(0.01)
Weighted-average common shares outstanding:
Basic	70,712,142	69,479,737	70,588,784	69,366,278
Diluted	70,712,142	75,680,290	70,588,784	69,366,278
Comprehensive income (loss):
Net income (loss)	$(18,708)	$4,748	$(31,849)	$(595)
Other comprehensive loss:
Foreign currency translation adjustment	(326)	61	192	61
Comprehensive income (loss):	(19,034)	4,809	(31,657)	(534)
Comprehensive loss attributable to noncontrolling interests	147	(29)	(85)	(29)
Net loss attributable to noncontrolling interests	813	232	1,381	232
Comprehensive income (loss) attributable to On Deck Capital, Inc. common stockholders	$(18,074)	$5,012	$(30,361)	$(331)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(31,849)	$(595)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	57,708	38,626
Depreciation and amortization	4,435	2,943
Amortization of debt issuance costs	2,969	1,332
Stock-based compensation	7,662	4,358
Amortization of net deferred origination costs	16,008	18,317
Changes in servicing rights, at fair value	3,074	—
Gain on sales of loans	(9,924)	(18,389)
Unfunded loan commitment reserve	(625)	807
Gain on extinguishment of debt	(562)	(48)
Changes in operating assets and liabilities:
Other assets	18	(8,823)
Accounts payable	1,175	2,946
Interest payable	372	(156)
Accrued expenses and other liabilities	(229)	7,352
Originations of loans held for sale	(167,207)	(196,119)
Payments of net deferred origination costs of loans held for sale	(5,769)	(7,954)
Proceeds from sale of loans held for sale	170,043	204,025
Principal repayments of loans held for sale	5,014	1,664
Net cash provided by operating activities	52,313	50,286
Cash flows from investing activities
Change in restricted cash	(1,353)	1,179
Purchases of property, equipment and software	(5,494)	(3,896)
Capitalized internal-use software	(2,610)	(2,254)
Originations of term loans and lines of credit, excluding rollovers into new originations	(862,454)	(511,726)
Proceeds from sale of loans held for investment	41,375	58,901
Payments of net deferred origination costs	(21,033)	(17,332)
Principal repayments of term loans and lines of credit	547,305	411,628
Purchases of term loans	(6,672)	—
Other	(201)	—
Net cash used in investing activities	(311,137)	(63,500)
Cash flows from financing activities
Proceeds from exercise of stock options and warrants	104	187
Payments of initial public offering costs	—	(1,845)
Purchase of shares for treasury	(254)	(184)
Investments by noncontrolling interests	—	7,069
Issuance of common stock under employee stock purchase plan	1,487	—
Proceeds from the issuance of funding debt	491,742	110,728
Payments of debt issuance costs	(3,740)	(1,133)
Repayments of funding debt principal	(312,442)	(130,226)

	Six Months Ended June 30,
	2016	2015
Repayments of corporate debt principal	—	(12,000)
Net cash provided by (used in) financing activities	176,897	(27,404)
Effect of exchange rate changes on cash and cash equivalents	168	(123)
Net decrease in cash and cash equivalents	(81,759)	(40,741)
Cash and cash equivalents at beginning of period	159,822	220,433
Cash and cash equivalents at end of period	$78,063	$179,692
Supplemental disclosure of other cash flow information
Cash paid for interest	$9,447	$8,087
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$647	$360
Unpaid principal balance of term loans rolled into new originations	$129,688	$127,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies
On Deck Capital, Inc.’s principal activity is providing financing to small businesses located throughout the United States as well as Canada and Australia, through term loans and lines of credit. We use technology and analytics to aggregate data about a business and then quickly and efficiently analyze the creditworthiness of the business using our proprietary credit-scoring model. We originate most of the loans in our portfolio and also purchase loans from issuing bank partners. We subsequently transfer most loans into one of our wholly-owned subsidiaries or sell them through OnDeck Marketplace®.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") as contained in the Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (“ASC”) for interim financial information. The results of operations for the periods presented are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, including the related notes, and the other information contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain reclassifications have been made to the prior period amounts to conform to the current period presentation. When used in these notes to unaudited condensed consolidated financial statements, the terms "we," "us," "our" or similar terms refers to On Deck Capital, Inc. and its consolidated subsidiaries.
The unaudited condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries and subsidiaries in which we have a controlling financial interest. All intercompany transactions and accounts have been eliminated in consolidation.
Other than as described below in Recently Adopted Accounting Standards, during the six months ended June 30, 2016, there were no material changes to our significant accounting policies as disclosed under Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates include allowance for loan losses, valuation of warrants, stock-based compensation expense, fair value of servicing assets/liabilities and loans purchased, capitalized software development costs, the useful lives of long-lived assets and valuation allowance for deferred tax assets. We base our estimates on historical experience, current events and other factors we believe to be reasonable under the circumstances. These estimates and assumptions are inherently subjective in nature; actual results may differ from these estimates and assumptions.
Purchases of Loans
From time to time, we may purchase loans that we previously sold to third parties. We generally determine the price we are willing to pay for those loans through arms-length negotiations and by using a discounted cash flow model which contain certain unobservable inputs such as discount rate, renewal rate and default rate, with adjustments that management believes a market participant would consider. We may also obtain third-party valuations of pools of loans we are considering purchasing. Upon purchase, loans are recorded at their acquisition price which represents fair value. The amortized cost of the purchased loans, which includes unpaid principal balances and any related premiums or discounts, when applicable, are included in loans held for investment on the unaudited condensed consolidated balance sheets.
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
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue Recognition, which creates ASC 606, Revenue from Contracts with Customers, and supersedes ASC 605, Revenue Recognition. ASU 2014-09 requires revenue to be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services and also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows from customer contracts. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which makes amendments to the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction and impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which makes amendments to the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which makes amendments to the new revenue standard regarding assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at the time of transition to the new standard. The amendments have the same effective date and transition requirements as the new revenue recognition standard. We are currently assessing the impact that the adoption of this guidance will have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which creates ASC 842, Leases, and supersedes ASC 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. We are currently assessing the impact that the adoption of this guidance will have on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The new guidance will be effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted in any interim or annual period. We are currently assessing the impact that the adoption of this guidance will have on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 will change the impairment model and how entities measure credit losses for most financial assets. The standard requires entities to use the new expected credit loss impairment model which will replace the incurred loss model used today. The new guidance will be effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted, but not prior to December 15, 2018. We are currently assessing the impact that the adoption of this guidance will have on our consolidated financial statements.

2. Net Loss Per Common Share
Basic and diluted net loss per common share is calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$(18,708)	$4,748	$(31,849)	$(595)
Less: net loss attributable to noncontrolling interest	813	232	1,381	232
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$(17,895)	$4,980	$(30,468)	$(363)
Denominator:
Weighted-average common shares outstanding:
Basic	70,712,142	69,479,737	70,588,784	69,366,278
Weighted-average effect of dilutive securities:
Stock options	—	5,819,581	—	—
Restricted stock and RSU's	—	40,032	—	—
Employee stock purchase program	—	58,776	—	—
Warrants to purchase common stock	—	282,164	—	—
Diluted weighted-average common shares outstanding	70,712,142	75,680,290	70,588,784	69,366,278
Net income (loss) attributable to On Deck Capital, Inc. common stockholders per common share:
Basic	$(0.25)	$0.07	$(0.43)	$(0.01)
Diluted	$(0.25)	$0.07	$(0.43)	$(0.01)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Anti-Dilutive Common Share Equivalents
Warrants to purchase common stock	22,000	22,000	22,000	309,792
Restricted stock units	3,356,202	351,737	3,356,202	555,666
Stock options	10,692,143	1,125,043	10,692,143	9,911,822
Total anti-dilutive common share equivalents	14,070,345	1,498,780	14,070,345	10,777,280
The weighted-average exercise price for warrants to purchase 2,228,496 shares of common stock was $10.70 as of June 30, 2016. For the three months and six months ended June 30, 2016 and 2015 a warrant to purchase 2,206,496 shares of common stock was excluded from anti-dilutive common share equivalents as performance conditions had not been met.

3. Loans Held for Investment and Allowance for Loan Losses
Loans held for investment consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Term loans	$697,862	$482,596
Lines of credit	92,559	61,194
Total unpaid principal balance	790,421	543,790
Net deferred origination costs	13,977	8,952
Total loans held for investment	$804,398	$552,742
On June 15, 2016, we paid $6.7 million to purchase term loans that we previously sold to a third party which are included in the unpaid principal balance of loans held for investment on the unaudited condensed consolidated balance sheets at June 30, 2016.
We include both loans we originate and loans funded by our issuing bank partners and later purchased by us as part of our originations. During the three months ended June 30, 2016 and 2015, we purchased such loans in the amount of $130.2 million and $48.8 million, respectively. During the six months ended June 30, 2016 and 2015, we purchased such loans in the amount of $233.7 million and $103.4 million, respectively.
The activity in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$61,707	$56,795	$53,311	$49,804
Provision for loan losses	32,271	15,526	57,708	38,626
Loans charged off	(21,625)	(21,155)	(40,143)	(39,014)
Recoveries of loans previously charged off	1,496	1,886	2,973	3,636
Allowance for loan losses at end of period	$73,849	$53,052	$73,849	$53,052
When loans are charged-off, we may continue to attempt to recover amounts from the respective borrowers and guarantors or pursue our rights through formal legal action. Alternatively, we may sell such previously charged-off loans to a third-party debt collector. The proceeds from these sales are recorded as a component of the recoveries of loans previously charged off. For the three months ended June 30, 2016 and 2015, previously charged-off loans sold accounted for $0.9 million and $1.3 million, respectively, of recoveries of loans previously charged off. For the six months ended June 30, 2016 and 2015, previously charged-off loans sold accounted for $1.9 million and $2.8 million, respectively, of recoveries of loans previously charged off.
As of June 30, 2016 and December 31, 2015, our off-balance sheet credit exposure related to the undrawn line of credit balances was $127.6 million and $89.1 million, respectively. The related accrual for unfunded loan commitments was $3.6 million and $4.2 million as of June 30, 2016 and December 31, 2015, respectively. Net adjustments to the accrual for unfunded loan commitments are included in general and administrative expenses.
The following table contains information, on a combined basis, regarding the unpaid principal balance of loans we originated and the amortized cost of loans purchased from other than an issuing bank partner related to non-delinquent, paying delinquent and non-paying delinquent loans as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Non-delinquent loans	$727,664	$486,729
Delinquent: paying (accrual status)	29,506	28,192
Delinquent: non-paying (non-accrual status)	33,251	28,869
Total	$790,421	$543,790
The portion of the allowance for loan losses attributable to non-delinquent loans was $42.1 million and $27.0 million, as of June 30, 2016 and December 31, 2015, respectively, while the portion of the allowance for loan losses attributable to delinquent loans was $31.7 million and $26.3 million as of June 30, 2016 and December 31, 2015, respectively.

The following table contains information, on a combined basis, regarding the unpaid principal balance of loans we originated and the amortized cost of loans purchased from other than an issuing bank partner by delinquency status as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
By delinquency status:
Non-delinquent loans	$727,664	$486,729
1-14 calendar days past due	20,777	21,360
15-29 calendar days past due	11,141	8,703
30-59 calendar days past due	13,563	10,347
60-89 calendar days past due	9,197	7,443
90 + calendar days past due	8,079	9,208
Total unpaid principal balance	$790,421	$543,790
4. Servicing Rights
As of June 30, 2016 and December 31, 2015, we serviced for others term loans with a remaining unpaid principal balance of $259.2 million and $345.9 million, respectively. During the three months ended June 30, 2016 and 2015, we sold through OnDeck Marketplace loans with an unpaid principal balance of $77.2 million and $143.2 million, respectively and during the six months ended June 30, 2016 and 2015, we sold loans with an unpaid principal balance of $197.3 million and $235.2 million, respectively.
For the three months ended June 30, 2016 and 2015, we earned $0.1 million, and $0.9 million of servicing revenue, respectively. For the six months ended June 30, 2016 and 2015, we earned $0.5 million, and $1.4 million of servicing revenue, respectively.
The following table summarizes the activity related to the fair value of our servicing assets for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Fair value at the beginning of period	$2,647	$3,489
Addition:
Servicing resulting from transfers of financial assets	626	1,574
Changes in fair value:
Changes in fair value (1)	(1,284)	(3,074)
Fair value at the end of period (Level 3)	$1,989	$1,989
  ___________
(1) Represents changes due to collection of expected cash flows through June 30, 2016, recognized through other income on the unaudited condensed consolidated statement of operations

5. Debt
The following table summarizes our outstanding debt as of June 30, 2016 and December 31, 2015 (in thousands):

Description	Type	Maturity Date	Weighted Average Interest Rate at June 30, 2016	June 30, 2016	December 31, 2015
Funding Debt:
ODAST Agreement (1)	Securitization Facility	May 2018	—%	$—	$174,980
PORT Agreement	Revolving	June 2017	2.7%	78,289	59,415
RAOD Agreement	Revolving	May 2017	3.4%	99,985	47,465
ODART Agreement	Revolving	September 2017	3.2%	62,402	42,090
ODAC Agreement	Revolving	May 2017	9.7%	55,002	27,699
SBAF Agreement	Revolving	Various (2)	6.6%	7,625	12,783
ODAP Agreement	Revolving	August 2017 (3)	5.0%	—	8,819
ODAST II Agreement	Securitization Facility	May 2020 (4)	4.7%	250,000	—
Partner Synthetic Participations	Term	Various (5)	Various	5,568	6,861
				558,871	380,112
Deferred Debt Issuance Cost				(4,948)	(4,222)
Total Funding Debt				$553,923	$375,890

Corporate Debt:
Square 1 Agreement	Revolving	October 2016	4.5%	$2,700	$2,700
Deferred Debt Issuance Cost				(2)	(5)
Total Corporate Debt				$2,698	$2,695
___________

(1)	This debt facility was terminated in May 2016

(2)	Maturity dates range from August 2016 through August 2017

(3)	The period during which new borrowings may be made under this debt facility expires in August 2016

(4)	The period during which remaining cash flow can be used to purchase additional loans expires April 30, 2018

(5)	Maturity dates range from July 2016 through June 2018

On April 28, 2016, we amended the ODAC Agreement to increase the revolving commitment from an aggregate amount of $50 million to $75 million, increase the interest rate from LIBOR plus 8.25% to LIBOR plus 9.25%, increase in the borrowing base advance rate from 70% to 75% and make certain other related changes.
On May 17, 2016, we, through a wholly-owned subsidiary, ODAST II, entered into a $250 million asset-backed securitization facility with Deutsche Bank Trust Company Americas, as indenture trustee. The notes under the facility were issued in two classes; Class A in the amount of $211.5 million and Class B in the amount of $38.5 million. The Class A and Class B notes bear interest at a fixed rate of 4.21% and 7.63%, respectively. Interest only payments began in June 2016 and are payable monthly through May 2018. Beginning June 2018, monthly payments will consist of both principal and interest with a final maturity of May 2020. Concurrent with the closing of the ODAST II securitization, we voluntarily prepaid in full $175 million of funding debt outstanding from our prior securitization transaction, ODAST. The remaining unamortized deferred issuance costs related to ODAST of $1.6 million were written-off and are included within Funding Costs on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2016.
On June 17, 2016, we amended the ODART agreement to reintroduce Class B revolving loans from the Class B Revolving Lender resulting in additional funding capacity of $12.4 million, thereby increasing the total revolving commitment from $150 million to $162.4 million, establishing a Class B interest rate equal to LIBOR plus 8%, a borrowing base advance rate for the Class B revolving loans of 92% and make certain other changes.

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
The following tables present information about our assets that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
Description	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$1,989	$1,989
Total assets	$—	$—	$1,989	$1,989

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$3,489	$3,489
Total assets	$—	$—	$3,489	$3,489
There were no transfers between levels during the six months ended June 30, 2016 or the year ended December 31, 2015.

The following tables present quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurement as of June 30, 2016 and December 31, 2015:

		June 30, 2016
	Unobservable input	Minimum	Maximum	Weighted-Average
Servicing Assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service (1)	0.08%	0.13%	0.10%
	Renewal rate	42.50%	57.78%	50.80%
	Default rate	10.35%	10.87%	10.63%

		December 31, 2015
	Unobservable input	Minimum	Maximum	Weighted-Average
Servicing Assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service (1)	0.09%	0.09%	0.09%
	Renewal rate	31.78%	53.21%	53.21%
	Default rate	6.43%	10.36%	10.00%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance

Changes in certain of the unobservable inputs noted above may have a significant impact on the fair value of our servicing asset. The following table summarizes the effect adverse changes in estimate would have on the fair value of the servicing assets as of June 30, 2016 and December 31, 2015 given hypothetical changes in default rate and cost to service (in thousands):

	June 30, 2016	December 31, 2015
	Servicing Assets
Default rate assumption:
Default rate increase of 25%	$(100)	$(145)
Default rate increase of 50%	$(192)	$(282)
Cost to service assumption:
Cost to service increase by 25%	$(55)	$(79)
Cost to service increase by 50%	$(110)	$(159)
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

	June 30, 2016
Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$730,549	$793,219	$—	$—	$793,219
Loans held for sale	3,837	3,997	—	—	3,997
Total assets	$734,386	$797,216	$—	$—	$797,216

Description
Liabilities:
Fixed-rate debt	$263,193	$252,561	$—	$—	$252,561
Total fixed-rate debt	$263,193	$252,561	$—	$—	$252,561

	December 31, 2015
Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$499,431	$545,740	$—	$—	$545,740
Loans held for sale	706	763	—	—	763
Total assets	$500,137	$546,503	$—	$—	$546,503

Description
Liabilities:
Fixed-rate debt	$194,624	$190,411	$—	$—	$190,411
Total fixed-rate debt	$194,624	$190,411	$—	$—	$190,411
The following techniques and assumptions are used in estimating fair value:
Loans held for investment and loans held for sale - Fair value is based on discounted cash flow models which contain certain unobservable inputs such as discount rate, renewal rate and default rate.
Fixed-rate debt - Our ODAST Agreement, ODAST II Agreement, SBAF Agreement and Partner Synthetic Participations are considered fixed-rate debt. Fair value of our fixed-rate debt is based on a discounted cash flow model with the discount rate being an unobservable input. On May 17, 2016, we voluntarily prepaid in full all amounts due under the ODAST Agreement and simultaneously entered into the ODAST II Agreement.

7. Noncontrolling Interest
The following table summarizes changes in equity, including the equity attributable to noncontrolling interests, for the six months ended June 30, 2016 and June 30, 2015:

	Six Months Ended June 30, 2016
	On Deck Capital, Inc.'s stockholders' equity	Noncontrolling interest	Total
Balance as of January 1, 2016	$322,813	$6,609	$329,422
Net income (loss)	(30,468)	(1,381)	(31,849)
Stock-based compensation	7,416	—	7,416
Employee stock purchase plan	2,665	—	2,665
Cumulative translation adjustment	107	85	192
Other	(117)	—	(117)
Balance at June 30, 2016	302,416	5,313	307,729

Comprehensive loss:
Net loss	(30,468)	(1,381)	(31,849)
Other comprehensive income (loss):
Foreign currency translation adjustment	107	85	192
Comprehensive income (loss):	$(30,361)	$(1,296)	$(31,657)

	Six Months Ended June 30, 2015
	On Deck Capital, Inc.'s stockholders' equity	Noncontrolling interest	Total
Balance as of January 1, 2015	$310,605	$—	$310,605
Net income (loss)	(363)	(232)	(595)
Stock-based compensation(1)	4,135	—	4,135
OnDeck Australia capitalization	—	6,870	6,870
Cumulative translation adjustment	32	29	61
Other	(231)	—	(231)
Balance at June 30, 2015	314,178	6,667	320,845

Comprehensive loss:
Net loss	(363)	(232)	(595)
Other comprehensive income (loss):
Foreign currency translation adjustment	32	29	61
Comprehensive income (loss):	$(331)	$(203)	$(534)
___________
(1) Includes only the amount of stock-based compensation recognized through additional paid-in capital and does not include stock-based compensation from the employee stock purchase plans or capitalized internal-use software costs.
In the second quarter of 2015, we acquired a 55% interest in On Deck Capital Australia PTY LTD ("OnDeck Australia") with the remaining 45% owned by unrelated third parties. Additionally, in the third quarter of 2015, we acquired a 67% interest in an entity with the remaining 33% owned by an unrelated third party strategic partner for the purpose of providing small business loans to customers of the third party. We consolidate the financial position and results of operations of these entities. The noncontrolling interest, which is presented as a separate component of our consolidated equity, represents the minority owner's proportionate share of the equity of the jointly owned entities. The noncontrolling interest is adjusted for the minority owner's share of the earnings, losses, investments and distributions.

8. Stock-Based Compensation
Options
The following table summarizes option activity for the six months ended June 30, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	10,711,321	$6.16
Granted	447,732	$6.24
Exercised	(253,894)	$0.50
Forfeited	(171,103)	$9.76
Expired	(41,913)	$12.91
Outstanding at June 30, 2016	10,692,143	$6.20	7.47	$22,984
Exercisable at June 30, 2016	6,010,981	$3.80	6.80	$19,104
Vested or expected to vest as of June 30, 2016	10,509,124	$6.11	7.47	$22,935
Total compensation cost related to unvested option awards not yet recognized as of June 30, 2016 was $17.5 million and will be recognized over a weighted-average period of approximately 2.39 years. The aggregate intrinsic value of employee options exercised during the three months ended June 30, 2016 and 2015 was $0.6 million and $1.7 million, respectively. The aggregate intrinsic value of employee options exercised during the six months ended June 30, 2016 and 2015 was $1.5 million and $7.8 million, respectively.
Restricted Stock Units
The following table summarizes activity in our restricted stock units ("RSUs") during the six months ended June 30, 2016:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2016	1,853,452	$12.85
RSUs granted	1,790,942	$7.11
RSUs vested	(106,839)	$18.45
RSUs forfeited/expired	(181,353)	$10.81
Unvested at June 30, 2016	3,356,202	$9.72
Expected to vest after June 30, 2016	2,546,144	$10.31
As of June 30, 2016, there was $20.8 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 3.25 years.
Stock-based compensation expense related to stock options, RSUs and the 2014 Employee Stock Purchase Plan are included in the following line items in our accompanying consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales and marketing	$941	$594	$1,829	$1,168
Technology and analytics	887	504	1,644	941
Processing and servicing	211	156	554	303
General and administrative	1,871	1,062	3,635	1,946
Total	$3,910	$2,316	$7,662	$4,358

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
Contingencies
Two separate putative class actions were filed in August 2015 in the United States District Court for the Southern District of New York against us, certain of our executive officers, our directors and certain or all of the underwriters of our initial public offering. The suits allege that the registration statement and prospectus for our initial public offering contained materially false and misleading statements regarding, or failed to disclose, certain information in violation of the Securities Act of 1933, as amended. The suits seek a determination that the case is a proper class action and/or certification of the plaintiff as a class representative, rescission or a rescissory measure of damages and/or unspecified damages, interest, attorneys’ fees and other fees and costs. On February 18, 2016, the court issued an order (1) consolidating the two cases, (2) selecting the lead plaintiff and (3) appointing lead class counsel.  On March 18, 2016, the lead plaintiff filed an amended complaint. On April 14, 2016, the court approved a schedule allowing the defendants 60 days to file a motion to dismiss, allowing the plaintiff to file any opposition within 60 days of the filing of the motion to dismiss and allowing the defendants to file a reply within 30 days after the filing of plaintiff’s opposition. On June 13, 2016, we filed a motion to dismiss the case. On August 4, 2016, the court approved an extension of plaintiff's time to file his opposition to the motion to dismiss from August 12, 2016 to September 2, 2016. We intend to defend ourselves vigorously in these consolidated matters, although at this time we cannot predict the outcome.
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
Important factors that could cause or contribute to such differences include risks relating to: our ability to attract potential customers to our platform; the degree to which potential customers apply for loans, are approved and borrow from us; anticipated trends, growth rates and challenges in our business and in the markets in which we operate; the ability of our customers to repay loans and our ability to accurately assess credit worthiness; our ability to adequately reserve for loan losses; our liquidity and working capital requirements, including the availability and pricing of debt facilities, securitizations and Marketplace sales to fund our existing operations and planned growth, including the consequences of having inadequate resources to fund additional loans or draws on lines of credit; the effect on our business of originating loans without third-party funding sources; the impact of increased utilization of cash to fund originations; and the effect on our business of utilizing cash for voluntary loan purchases from third parties; our continuing compliance measures related to our funding advisor channel and their impact; changes in our product distribution channel mix or our funding mix; our ability to anticipate market needs and develop new and enhanced offerings to meet those needs; interest rates and origination fees on loans; maintaining and expanding our customer base; the impact of competition in our industry and innovation by our competitors; our anticipated growth and growth strategies, including the possible introduction of new products and possible expansion into new international markets, and our ability to effectively manage that growth; our reputation and possible adverse publicity about us or our industry; the availability and cost of our funding, including challenges faced by the expiration of existing debt facilities; the impact on our business of funding loans from our cash reserves; locating funding sources for new loan products that are ineligible for funding under our existing credit or securitization facilities and the possibility of reducing originations of these loan types; the effect of potential selective pricing increases; our expected utilization of OnDeck Marketplace and the available Marketplace premiums; our failure to anticipate or adapt to future changes in our industry; our ability to hire and retain necessary qualified employees; the lack of customer acceptance or failure of our products; our ability to offer loans to our small business customers that have terms that are competitive with alternatives; our reliance on our third-party service providers; our ability to issue new loans to existing customers that seek additional capital; the evolution of technology affecting our offerings and our markets; our compliance with applicable local, state and federal and non-U.S. laws, rules and regulations and their application and interpretation, whether existing, modified or new; our ability to adequately protect our intellectual property; the effect of litigation or other disputes to which we are or may be a party; the increased expenses and administrative workload associated with being a public company; failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; the estimates and estimate methodologies used in preparing our consolidated financial statements; the future trading prices of our common stock, the impact of securities analysts’ reports and shares eligible for future sale on these prices; our ability to prevent or discover security breaks, disruption in service and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of our platform or adversely impact our ability to service our loans; and other risks, including those described in "Item 1A. Risk Factors"

in our Annual Report on Form 10-K and other documents that we file with the SEC from time to time which are available on the SEC website at www.sec.gov.
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

Overview
We are a leading online platform for small business lending. We are seeking to transform small business lending by making it efficient and convenient for small businesses to access capital. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources to assess the creditworthiness of small businesses rapidly and accurately. Small businesses can apply for a term loan or line of credit on our website in minutes and, using our proprietary OnDeck Score®, we can make a funding decision immediately and transfer funds as fast as the same day. We have originated more than $5 billion of loans since we made our first loan in 2007. Our loan originations have increased at a compound annual growth rate of 60% from 2013 to 2015 and had year-over-year growth rates of 41% and 39% for the three months and six months ended June 30, 2016.
We generate the majority of our revenue through interest income and fees earned on the term loans we retain. Our term loans are obligations of small businesses with fixed dollar repayments, which we offer in principal amounts ranging from $5,000 to $500,000 and with maturities of 3 to 36 months. Our lines of credit range from $6,000 to $100,000, and are repayable within six or twelve months of the date of the latest funds draw. We earn interest on the balance outstanding and lines of credit are subject to a monthly fee unless the customer makes a qualifying minimum draw, in which case it is waived for the first six months. In September 2015, in response to what we believe to be the unmet demand of larger, higher credit quality businesses, we began offering term loans up to $500,000 with terms as long as 36 months as compared to our previous limits of $250,000 and 24 months. We also increased the maximum size of our line of credit from $25,000 to $100,000. In October 2013, we began generating revenue by selling some of our term loans to third-party institutional investors through our OnDeck Marketplace®. The balance of our revenue comes from our servicing and other fee income, which primarily consists of fees we receive for servicing loans owned by third-parties and marketing fees from issuing bank partners.
We rely on a diversified set of funding sources for the capital we lend to our customers. Our primary source of this capital has historically been debt facilities with various financial institutions. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. As of June 30, 2016, we had $558.8 million of funding debt principal outstanding and $800.6 million total borrowing capacity under such debt facilities. During the second quarter of 2016 and 2015, we sold approximately $79.3 million and $149.7 million, respectively, while for the six months ended June 30, 2016 and 2015, we sold $203.1 million and $244.6 million, respectively, of loans to OnDeck Marketplace investors. In May 2016, we completed a second securitization transaction, pursuant to which we issued $250 million initial principal amount of asset-backed notes secured by a revolving pool of OnDeck small business loans. This represents an increase of $75 million over our first securitization transaction in May 2014. Of the total principal outstanding as of June 30, 2016, including our loans held for investment and loans held for sale, plus loans sold to OnDeck Marketplace investors which had a balance remaining as of June 30, 2016, 25% were funded via OnDeck Marketplace investors, 35% were funded via our debt facilities, 26% were financed via proceeds raised from our securitization transaction and 14% were funded via our own equity.
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

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Originations	$589,686	$419,042	$1,159,349	$835,019
Unpaid Principal Balance	$790,421	$503,388	$790,421	$503,388
Average Loans	$754,607	$550,451	$696,141	$540,101
Average Interest Earning Assets	$741,226	$537,819	$683,907	$526,971
Loans Under Management	$1,053,413	$718,678	$1,053,413	$718,678
Average Loans Under Management	$1,020,752	$692,490	$980,076	$657,722
Effective Interest Yield	33.3%	35.9%	33.7%	36.9%
Marketplace Gain on Sale Rate	3.5%	7.8%	4.9%	7.5%
Average Funding Debt Outstanding	$501,438	$363,853	$459,610	$372,001
Cost of Funds Rate	6.7%	5.2%	6.1%	5.3%
Provision Rate	6.3%	5.3%	6.1%	6.6%
Reserve Ratio	9.3%	10.5%	9.3%	10.5%
15+ Day Delinquency Ratio	5.3%	8.0%	5.3%	8.0%
Originations
Originations represent the total principal amount of the term loans we made during the period, plus the total amount drawn on lines of credit during the period. Many of our repeat term loan customers renew their term loan before their existing term loan is fully repaid. In accordance with industry practice, originations of such repeat term loans are presented as the full renewal loan principal, rather than the net funded amount, which would be the renewal term loan’s principal net of the unpaid principal balance on the existing term loan. Loans referred to, and funded by, our issuing bank partners and later purchased by us are included as part of our originations.
Unpaid Principal Balance
Unpaid Principal Balance represents the total amount of principal outstanding of term loans held for investment, amounts outstanding under lines of credit and the amortized cost of loans purchased from other than issuing bank partners at the end of the period. It excludes net deferred origination costs, allowance for loan losses and any loans sold or held for sale at the end of the period.
Average Loans
Average Loans for the period is the average of the sum of loans held for investment and loans held for sale as of the beginning of the period and as of the end of each month in the period.
Average Interest Earning Assets
Average Interest Earning Assets is calculated as the average of the Unpaid Principal Balance plus the amount of principal outstanding of loans held for sale based on the beginning of the period and as of the end of each month in the period.
Loans Under Management
Loans Under Management represents the Unpaid Principal Balance plus the amount of principal outstanding of loans held for sale, excluding net deferred origination costs, plus the amount of principal outstanding of term loans we serviced for others at the end of the period.

Average Loans Under Management
Average Loans Under Management for the period is the average of Loans Under Management at the beginning of the period and the end of each month in the period.
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
Adjusted EBITDA
Adjusted EBITDA represents our net income (loss), adjusted to exclude interest expense associated with debt used for corporate purposes (rather than funding costs associated with lending activities), income tax expense, depreciation and amortization and stock-based compensation expense. Stock-based compensation includes employee compensation as well as compensation to third-party service providers.
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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;

•	Adjusted EBITDA does not reflect interest associated with debt used for corporate purposes or tax payments that may represent a reduction in cash available to us;
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Adjusted EBITDA Reconciliation
Net income (loss)	$(18,708)	$4,748	$(31,849)	$(595)
Adjustments:
Interest expense	37	74	75	180
Income tax expense	—	—	—	—
Depreciation and amortization	2,357	1,565	4,435	2,943
Stock-based compensation expense	3,910	2,316	7,662	4,358
Adjusted EBITDA	$(12,404)	$8,703	$(19,677)	$6,886

Adjusted Net Income (Loss)
Adjusted Net Income (Loss) represents our net income (loss) adjusted to exclude stock-based compensation expense, each on the same basis and with the same limitations as described above for Adjusted EBITDA, and net loss attributable to noncontrolling interest.
The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Adjusted Net Income (Loss) Reconciliation
Net income (loss)	$(18,708)	$4,748	$(31,849)	$(595)
Adjustments:
Net loss attributable to noncontrolling interest	813	232	1,381	232
Stock-based compensation expense	3,910	2,316	7,662	4,358
Adjusted Net Income (Loss)	$(13,985)	$7,296	$(22,806)	$3,995

Key Factors Affecting Our Performance
Originations
For the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, the growth in originations was driven by business from existing and previous customers, increasing average loan size and the addition of new customers. During the second quarter of 2016, total originations grew 41% as compared to the prior year period, to $589.7 million. In addition, during the second quarter of 2016, the outstanding balance of our lines of credit increased. Line of credit originations made up 14.2% and 9.0% of total dollar originations in the second quarter of 2016 and 2015, respectively.
The number of weekends and holidays in a period can impact our business. Many small businesses tend to apply for loans on weekdays, and such businesses may be closed at least part of a weekend and on holidays. In addition, our loan fundings and automated customer loan repayments only occur on weekdays (excluding bank holidays).
We anticipate that our future growth will continue to depend, in part, on attracting new customers. We plan to continue our sales and marketing spending to attract these customers, while controlling for cost per customer acquisition, and we also plan to increase our analytics spending to better identify potential customers. We have historically relied on all three of our channels for customer acquisition but have become increasingly focused on growing our direct and strategic partner channels. Collective originations through our direct and strategic partner channels made up 74% and 72% of total originations from all customers for the three months ended June 30, 2016 and 2015, respectively. We plan to continue investing in direct marketing and sales, increasing our brand awareness and growing our strategic partnerships.
The following tables summarize the percentage of loans made to all customers originated by our three distribution channels for the periods indicated. From time to time, management is required to make judgments to determine customers' appropriate channel distribution.

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Originations (Number of Loans)	2016	2015	2016	2015
Direct and Strategic Partner	81.1%	79.4%	80.5%	78.3%
Funding Advisor	18.9%	20.6%	19.5%	21.7%

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Originations (Dollars)	2016	2015	2016	2015
Direct and Strategic Partner	73.7%	71.6%	73.1%	69.7%
Funding Advisor	26.3%	28.4%	26.9%	30.3%
We originate term loans and lines of credit to customers who are new to OnDeck as well as to repeat customers. New originations are defined as new term loan originations plus all line of credit draws in the period, including subsequent draws on existing lines of credit. Renewal originations include term loans only. We believe our ability to increase adoption of our offerings within our existing customer base will be important to our future growth. A component of our future growth will include increasing the length of our customer life cycle by expanding our offerings. We believe our significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in products and services. Repeat customers generally comprise our highest quality loans, given that successful repayment of an initial loan is a positive indicator of future credit performance, and OnDeck has more data about a repeat loan applicant than a new loan applicant. From our 2013 customer cohort, customers who took at least three term loans grew their revenue and bank balance, respectively, on average by 28% and 49% from their initial loan to their third term loan. Similarly, from our 2014 customer cohort, customers who took at least three term loans grew their revenue and bank balance, respectively, on average by 29% and 54%. In the second quarter of 2016, 20.0% percent of our origination volume from repeat customers was attributable to unpaid principal balance rolled from existing term loans directly into such repeat originations. In order for a current customer to qualify for a new term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

•	the business must be approximately 50% paid down on its existing term loan;

•	the business must be current on its outstanding OnDeck loan(s) with no material delinquency history; and

•	the business must be fully re-underwritten and determined to be of adequate credit quality.
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

	Q2 2016	Q1 2016	Q4 2015	Q3 2015	Q2 2015	Q1 2015	2014	2013
Weighted Average Term Loan "Cents on Dollar" Borrowed, per Month	1.75¢	1.78¢	1.82¢	1.86¢	2.04¢	2.15¢	2.32¢	2.65¢
Weighted Average APR - Term Loans and Lines of Credit	40.2%	40.6%	41.4%	42.7%	46.5%	49.3%	54.4%	63.4%
The weighted average APR for term loans and lines of credit has declined over the past years. The weighted average APR for term loans and lines of credit combined was 40.2% and 46.5% for the three months ended June 30, 2016 and 2015, respectively. We attribute this pricing shift to longer average loan term lengths, increased originations from our lower cost direct and strategic partner channels as a percentage of total originations, the growth of our line of credit offering which is generally priced at lower APR levels than our term loans, and the introduction of our customer loyalty program in the first half of 2015. Our customer loyalty program reduces APR for qualifying repeat customers, who historically have exhibited stronger credit characteristics than new customers, demonstrated successful loan history by paying down previous loans and generated stronger unit economics in part due to the lower customer acquisition cost, or CAC, of a repeat customer. This aligns with our goal of building long-term relationships with our customers.
"Cents on Dollar" borrowed reflects the total interest to be paid by a customer to us for each dollar of principal borrowed, and does not include the loan origination fee. As of June 30, 2016, the APRs of our term loans outstanding ranged from 9.1% to 98.3% and the APRs of our lines of credit outstanding ranged from 11.0% to 39.9%. Because many of our loans are short term in nature and APR is calculated on an annualized basis, we believe that small business customers tend to understand and evaluate term loans, especially those of a year or less, primarily on a COD borrowed basis rather than APR.  While annualized rates like APR may help a borrower compare loans of similar duration, an annualized rate may be less useful, especially for loans of 12 months or less, because it is sensitive to duration. For loans of 12 months or less, small differences in loan term can yield large changes in the associated APR, which makes comparisons and understanding of total interest cost more difficult. We believe that for such short-term loans, COD, or similar cost measures that provide total interest expense, give a borrower important information to understand and compare loans, and make an educated decision.  In order to further help small businesses assess and compare their credit options, we are pursuing an initiative to increase disclosure standardization of pricing and comparison terms in our industry, including through inclusion of an APR metric. We are also providing APRs for prior periods as supplemental information for comparative purposes.  Historically, we have not used APR as an internal metric to evaluate performance of our business or as a basis to compensate our employees or to measure their performance. The interest on commercial business loans is also tax deductible as permitted by law compared to typical personal loans which do not provide a tax deduction. APR does not give effect to the small business customer’s possible tax deductions and cash savings associated with business related interest expenses.
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
In addition to individual loan pricing and the number of days in a period, there are many other factors that can affect EIY, including:

•
Channel Mix - In general, loans originated from the direct and strategic partner channels have lower EIYs than loans from the funding advisor channel primarily due to their lower rates, lower acquisition costs and lower loss rates.  The direct and strategic partner channels have, in the aggregate, made up 74% and 72% of total originations during the three months ended June 30, 2016 and 2015, respectively. We expect the direct and strategic partner channels to continue to grow as a percentage of the overall channel mix as we continue to focus on growing these historically higher-quality originations.

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower EIYs, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher EIY loans because total payback is typically higher compared to a shorter length term for the same principal loan amount.  Since the introduction of our 24-month and 36-month term loans, the average length of term loan originations has increased to 13.7 from 11.9 months for the three months ended June 30, 2016 and June 30, 2015, respectively.

•
Customer Type Mix - In general, loans originated from repeat customers have lower EIYs than loans from new customers.  This is primarily due to the fact that repeat customers typically have a higher OnDeck Score and are therefore deemed to be lower risk.  In addition, repeat customers are more likely to be approved for longer terms than new customers given their established payment history and lower risk profiles. Finally, origination fees are generally reduced or waived for repeat term loan customers, contributing to lower EIYs. Our level of repeat customer originations in the second quarter of 2016 decreased compared to the second quarter of 2015, but remained greater than 50%.

•
Product Mix - In general, loans originated from line of credit customers have lower EIYs than loans from term loan customers.  This is primarily due to the fact that lines of credit are expected to have longer lifetime usage than term loans, enabling more time to recoup upfront acquisition costs.  For the second quarter of 2016, the average line of credit APR was 31.6%, compared to the average term loan APR which was 40.7%.  Further, draws from line of credit customers have increased to 14.2% from 9.0% of total originations in the second quarter of 2016 and 2015, respectively.

•
Competition - During 2015, new lenders entered the online lending market. During 2016, we believe the number of new entrants into the market as well as the amount of funding invested in these competitors from private equity or venture capital sources may decrease. At the same time, more traditional small business lenders such as banks have and may continue to enter the space. As these trends evolve, competitors may attempt to obtain new customers by pricing term loans and lines of credit below prevailing market rates. This could cause downward pricing pressure as these new entrants attempt to win new customers even at the cost of pricing loans below market rates, or even at rates resulting in net losses to them. While we recognize that there has been increased competition in the market of small business loans, we believe only a small portion of our period over period EIY decline is a result of increased competition.

Since 2013, as part of our continuing initiative to reduce pricing while controlling risk, our EIY has generally declined.

Effective Interest Yield
Q2 2016	Q1 2016	Q4 2015	Q3 2015	Q2 2015	Q1 2015
33.3%	34.5%	34.2%	34.8%	35.9%	37.6%
We expect EIY to continue to decline in the short term but to stabilize thereafter as our product mix shifts towards our higher yielding products as well as due to select price increases within our financing offerings.
Sale of Whole Loans through OnDeck Marketplace
We sell whole loans to institutional investors through OnDeck Marketplace. Marketplace originations are defined as loans that are sold through OnDeck Marketplace in the period or are held for sale at the end of the period. For the three months ended June 30, 2016 and 2015, approximately 15.6% and 32.8%, respectively, of total term loan originations were designated as Marketplace originations, which resulted in $79.3 million and $149.7 million of loans sold, respectively. We have the ability to fund our originations through a variety of funding sources, including OnDeck Marketplace. Due to the flexibility of our hybrid funding model, management has the ability to exercise judgment to adjust the percentage of term loans originated through OnDeck Marketplace considering numerous factors including the premiums available to us. During the three months ended June 30, 2016, premiums available to us decreased. In response to that decrease and other factors, management elected to reduce the volume of Marketplace originations, resulting in Marketplace representing 15.6% of originations for the three months ended June 30, 2016 compared to 25.9% for the three months ended March 31, 2016. The lower premiums available during the three months ended June 30, 2016 resulted in a Marketplace Gain on Sale Rate of 3.5% compared to 9.0% for the three months ended December 31, 2015 and 7.8% for the three months ended June 30, 2015.
To the extent our use of OnDeck Marketplace as a funding source increases or decreases in the future, our gross revenue and net revenue could be materially affected. The sale of whole loans generates gain on sales of loans which is recognized in the period the loan is sold. In contrast, holding loans on balance sheet generates interest income and funding costs over the term of the loans and generally generates a provision for loan loss expense in the period of origination. Typically, over the life of a loan, we generate more total revenue and income from loans we hold on our balance sheet to maturity as compared to loans we sell through Marketplace.
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

The following table summarizes the initial principal of originations of the aforementioned two sources as it relates to the statement of cash flows during the three months ended and six months ended of 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Originations of loans held for sale	$55,329	$99,560	$167,207	$193,427
Originations of loans held for investment, modified	23,423	25,591	39,787	25,591
Marketplace originations	$78,752	$125,151	$206,994	$219,018
Customer Acquisition Costs
Our CACs differ depending upon the acquisition channel. CACs in our direct channel include the commissions paid to our internal salesforce and expenses associated with items such as direct mail, social media and other online marketing activities. CACs in our strategic partner channel include commissions paid to our internal salesforce and strategic partners. CACs in our funding advisor channel include commissions paid to our internal salesforce and funding advisors. CACs in all channels include new originations as well as renewals. Compared to the second quarter of 2015, our CACs in the strategic partner channel and funding advisor channel in the second quarter of 2016 have declined as a percentage of total originations from the respective channels. The improvement in these channels is attributable to the overall reduction in external commissions paid relative to dollars funded. Our direct channel CACs have also declined as a percentage of originations as a result of the increasing scale of our operations, improvements in customer targeting, increased customer utilization and increased available capacity of our lines of credit, the addition of pre-qualifications to our marketing outreach and increased renewal activity. Increased competition for customer response could require us to incur higher customer acquisition costs and make it more difficult for us to grow our loan originations in both unit and volume for both new as well as repeat customers.
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

Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by term loan cohort. Net lifetime charge-offs are the unpaid principal balances charged off, including loans sold through our OnDeck Marketplace and loans held for sale on our balance sheet, less recoveries of loans previously charged off. A given cohort’s net lifetime charge-off ratio equals the cohort’s net lifetime charge-offs through June 30, 2016 divided by the cohort’s total original loan volume with both the numerator and denominator including loans sold through OnDeck Marketplace and loans held for sale. Repeat loans in both the numerator and denominator include the full renewal loan principal amount, rather than the net funded amount, which is the renewal loan’s principal amount net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment. The chart below includes all term loan originations, regardless of funding source, including loans sold through our OnDeck Marketplace or held for sale on our balance sheet.
Net Charge-off Ratios by Cohort Through June 30, 2016

	2012	2013	2014	Q1 2015	Q2 2015	Q3 2015	Q4 2015	Q1 2016	Q2 2016
Principal Outstanding as of June 30, 2016	—%	—%	0.1%	1.4%	3.2%	11.4%	31.0%	57.4%	88.6%

The following charts display the historical lifetime cumulative net charge-off ratios, by origination year. The charts reflect all term loan charge-offs and loan originations, regardless of funding source, including loans sold through our OnDeck Marketplace and loans held for sale on our balance sheet in both the numerator and denominator. The data is shown as a static pool for annual cohorts, illustrating how the cohort has performed given equivalent months of seasoning.
Further, given our loans are typically charged off after 90 days of nonpayment, all cohorts reflect approximately 0% for the first four months in the below charts.

Net Cumulative Lifetime Charge-off Ratios
All Loans

Originations	2012	2013	2014	2015	Q1 2016	Q2 2016
All term loans (in thousands)	$173,246	$455,931	$1,100,957	$1,703,617	$495,956	$506,097
Weighted average term (months)	9.2	10.0	11.2	12.4	13.2	13.7
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

•
Loan Losses. Our underwriting process is designed to limit our loan losses to levels compatible with our business strategy and financial model. Our aggregate loan loss rates from 2012 through the second quarter of 2016 have been consistent with our financial targets. Our overall loan losses are affected by a variety of factors, including external factors such as prevailing economic conditions, general small business sentiment and unusual events such as natural disasters, as well as internal factors such as the accuracy of the OnDeck Score, the effectiveness of our underwriting process and the introduction of new offerings, such as our line of credit, with which we have less experience to draw upon when forecasting their loss rates. Our loan loss rates may vary in the future.

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
Other Revenue. Other revenue includes servicing revenue related to loans serviced for others, fair value adjustments to servicing rights, platform fees, monthly fees charged to customers for our line of credit, and marketing fees earned from our issuing bank partners, which are recognized as the related services are provided.
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
Operating Expense
Operating expense consists of sales and marketing, technology and analytics, processing and servicing, and general and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses and stock-based compensation expense, comprise a significant component of each of these expense categories. We expect our stock-based compensation expense to increase in the future. The number of employees was 730 and 638 at June 30, 2016 and December 31, 2015, respectively. We expect to continue to hire new employees in order to support our growth strategy, however, we expect the rate of employee growth to decline compared to prior periods. All operating expense categories also include an allocation of overhead, such as rent and other overhead, which is based on employee headcount.
Sales and Marketing. Sales and marketing expense consists of salaries and personnel-related costs of our sales and marketing and business development employees, as well as direct marketing and advertising costs, online and offline CACs (such as direct mail, paid search and search engine optimization costs), public relations, radio and television advertising, promotional event programs and sponsorships, corporate communications and allocated overhead. We expect our sales and marketing expense in terms of absolute dollars to stabilize in the foreseeable future as our sales and marketing activities mature and we continue to optimize marketing spend. Future sales and marketing expense may include the expense associated with warrants issued to a strategic partner if performance conditions are met as described in Note 9 of Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
Technology and Analytics. Technology and analytics expense consists primarily of the salaries and personnel-related costs of our engineering and product employees as well as our credit and analytics employees who develop our proprietary credit-scoring models. Additional expenses include third-party data acquisition expenses, professional services, consulting costs, expenses related to the development of new products and technologies and maintenance of existing technology assets, amortization of capitalized internal-use software costs related to our technology platform and allocated overhead. We believe continuing to invest in technology is essential to maintaining our competitive position, and we expect these costs to rise moderately in the near term on an absolute dollar basis.
Processing and Servicing. Processing and servicing expense consists primarily of salaries and personnel related costs of our credit analysis, underwriting, funding, fraud detection, customer service and collections employees. Additional expenses include vendor costs associated with third-party credit checks, lien filing fees and other costs to evaluate, close and fund loans and overhead costs. We anticipate that our processing and servicing expense will stabilize in absolute dollars as we grow originations by continuing to increase automation and by driving department efficiencies.
General and Administrative. General and administrative expense consists primarily of salary and personnel-related costs for our executive, finance and accounting, legal and people operations employees. Additional expenses include a provision for the unfunded portion of our lines of credit, consulting and professional fees, insurance, legal, occupancy, travel, gain or loss on foreign exchange and other corporate expenses. These expenses also include costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, directors’ and officers’ liability insurance and increased accounting costs. We anticipate that our general and administrative expense will stabilize in absolute dollars in the near term as our finance and accounting, legal and people operations functions mature.
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

 Comparison of Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$63,886	92.0%	$50,248	79.4%	$13,638	27.1%
Gain on sales of loans	2,813	4.0	11,710	18.5	(8,897)	(76.0)
Other revenue	2,803	4.0	1,354	2.1	1,449	107.0
Gross revenue	69,502	100.0	63,312	100.0	6,190	9.8
Cost of revenue:
Provision for loan losses	32,271	46.4	15,526	24.5	16,745	107.9
Funding costs	8,374	12.0	4,771	7.5	3,603	75.5
Total cost of revenue	40,645	58.4	20,297	32.1	20,348	100.3
Net revenue	28,857	41.6	43,015	67.9	(14,158)	(32.9)
Operating expenses:
Sales and marketing	16,757	24.1	14,981	23.7	1,776	11.9
Technology and analytics	13,757	19.8	10,206	16.1	3,551	34.8
Processing and servicing	4,865	7.0	3,015	4.8	1,850	61.4
General and administrative	12,149	17.5	9,991	15.8	2,158	21.6
Total operating expenses	47,528	68.4	38,193	60.3	9,335	24.4
Loss from operations	(18,671)	(26.8)	4,822	7.6	(23,493)	(487.2)
Other (expense) income:
Interest expense	(37)	(0.1)	(74)	(0.1)	37	(50.0)
Total other (expense) income:	(37)	(0.1)	(74)	(0.1)	37	(50.0)
Loss before provision for income taxes	(18,708)	(26.9)	4,748	7.5	(23,456)	(494.0)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(18,708)	(26.9)%	$4,748	7.5%	$(23,456)	(494.0)%

Revenue

	Three Months Ended June 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$63,886	92.0%	$50,248	79.4%	$13,638	27.1%
Gain on sales of loans	2,813	4.0	11,710	18.5	(8,897)	(76.0)
Other revenue	2,803	4.0	1,354	2.1	1,449	107.0
Gross revenue	$69,502	100.0%	$63,312	100.0%	$6,190	9.8%
Gross revenue increased by $6.2 million, or 10%, from $63.3 million in the second quarter of 2015 to $69.5 million in second the quarter of 2016. This growth was in part attributable to a $13.6 million, or 27%, increase in interest income. The combined effect of our increase in originations and decreased utilization of Marketplace resulted in a greater volume of loans being held on our balance sheet as evidenced by the 37% increase in Average Loans to $754.6 million from $550.5 million. The increase in interest income was partially offset by a decline in our EIY on loans outstanding from 35.9% to 33.3% over the same period.
Gain on sales of loans decreased by $8.9 million, from $11.7 million to $2.8 million, or 76%. This decrease was primarily attributable to a $70.4 million decrease in sales of loans through OnDeck Marketplace and a decrease in Marketplace Gain on Sale Rate from 7.8% to 3.5%.
Other revenue increased $1.4 million, or 107%, primarily attributable to an increase of $1.1 million in marketing fees from our issuing bank partners and an increase of $0.4 million in fees earned from lines of credit as lines of credit increased from 9.0% of originations to 14.2%.
Cost of Revenue

	Three Months Ended June 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$32,271	46.4%	$15,526	24.5%	$16,745	107.9%
Funding costs	8,374	12.0	4,771	7.5	3,603	75.5
Total cost of revenue	$40,645	58.4%	$20,297	32.1%	$20,348	100.3%
Provision for Loan Losses. Provision for loan losses increased by $16.8 million, or 108%, from $15.5 million in the second quarter of 2015 to $32.3 million in the second quarter of 2016. This increase was primarily attributable to the increase in originations of term loans and lines of credit held for investment. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss expectations. As a result, we believe that analyzing provision for loan losses as a percentage of originations, rather than as a percentage of gross revenue, provides more useful insight into our operating performance. Our provision for loan losses as a percentage of originations held for investment, or the Provision Rate, increased from 5.3% to 6.3%. The increase in Provision Rate was primarily related to the second quarter of 2015 release of reserves for loans sold through OnDeck Marketplace which were previously designated as held for investment. The increase was partially offset by improvements in the portfolio performance, an increase in loan rollovers and line of credit repayments and re-borrowings, and a more predictive OnDeck Score.

Funding Costs. Funding costs increased by $3.6 million, or 76%, from $4.8 million in the second quarter of 2015 to $8.4 million in the second quarter of 2016. The increase in funding costs was primarily attributable to the increases in our aggregate outstanding borrowings, growth of our partner synthetic participation program and the increase in unused commitment fees. Additionally, due to the voluntary prepayment of all amounts due under the ODAST Agreement in May 2016, the remaining deferred issuance costs of $1.6 million were fully amortized in the second quarter of 2016. The Average Funding Debt Outstanding during the second quarter of 2016 was $501.4 million as compared to the average balance of $363.9 million during the second quarter of 2015. As a percentage of gross revenue, funding costs increased from 7.5% to 12.0%. The increase in funding costs as a percentage of gross revenue was the result of a decrease in loans sold through OnDeck Marketplace, additional amortization of deferred issuance costs incurred as a result of the ODAST voluntary prepayment, the decrease in our EIY, higher partner synthetic participation program impact and higher unused commitment fees. Our Cost of Funds Rate increased from 5.2% to 6.7% with 1.2% of that increase attributable to the additional amortization of deferred issuance costs incurred as a result of the ODAST voluntary prepayment.
Operating Expense
Sales and Marketing

	Three Months Ended June 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$16,757	24.1%	$14,981	23.7%	$1,776	11.9%
Sales and marketing expense increased by $1.8 million, or 12%, from $15.0 million in the second quarter of 2015 to $16.8 million in the second quarter of 2016. The increase was in part attributable to a $1.5 million increase in salaries and personnel-related cost as we expanded our sales and marketing departments to support higher origination volume. In addition, we incurred a $0.3 million increase in direct marketing, general marketing and advertising costs as we expanded our marketing programs to drive increased customer acquisition and brand awareness.
Technology and Analytics

	Three Months Ended June 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$13,757	19.8%	$10,206	16.1%	$3,551	34.8%
Technology and analytics expense increased by $3.6 million, or 35%, from $10.2 million in the second quarter of 2015 to $13.8 million in the second quarter of 2016. The increase was primarily attributable to a $2.6 million increase in salaries and personnel-related costs, as we increased the number of technology personnel developing and improving our platform, as well as analytics personnel to further improve upon algorithms underlying the OnDeck Score. We incurred a $0.3 million increase in non-capitalizable technology supplies, technology services, purchase of credit data and software licenses and a $0.7 million increase in amortization of capitalized internal-use software costs related to our technology platform.

Processing and Servicing

	Three Months Ended June 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$4,865	7.0%	$3,015	4.8%	$1,850	61.4%
Processing and servicing expense increased by $1.9 million, or 61%, from $3.0 million in the second quarter of 2015 to $4.9 million in the second quarter of 2016. The increase was primarily attributable to a $1.3 million increase in salaries and personnel-related costs, as we increased the number of processing and servicing personnel to support the increased volume of loan applications and approvals and increased loan servicing requirements. In addition, we incurred a $0.5 million increase in third-party processing costs, credit information and filing fees as a result of the increased volume of loan applications and originations.
General and Administrative

	Three Months Ended June 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$12,149	17.5%	$9,991	15.8%	$2,158	21.6%
General and administrative expense increased by $2.1 million, or 22%, from $10.0 million in the second quarter of 2015 to $12.1 million in the second quarter of 2016. In support of the growth of our business, salaries and personnel-related costs increased $0.9 million as we increased the number of general and administrative personnel. Expenses incurred related to legal and compliance fees, recruiting and personnel-related expenses, facility depreciation, professional services and other miscellaneous expenses increased $0.9 million.

Comparison of Six Ended June 30, 2016 and 2015

	Six Months Ended June 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$117,365	88.8%	$98,947	82.6%	$18,418	18.6%
Gain on sales of loans	9,924	7.5	18,389	15.4	(8,465)	(46.0)
Other revenue	4,828	3.7	2,434	2.0	2,394	98.4
Gross revenue	132,117	100.0	119,770	100.0	12,347	10.3
Cost of revenue:
Provision for loan losses	57,708	43.7	38,626	32.3	19,082	49.4
Funding costs	14,096	10.6	9,816	8.2	4,280	43.6
Total cost of revenue	71,804	54.3	48,442	40.4	23,362	48.2
Net revenue	60,313	45.7	71,328	59.6	(11,015)	(15.4)
Operating expenses:
Sales and marketing	33,305	25.2	27,656	23.1	5,649	20.4
Technology and analytics	27,844	21.1	18,794	15.7	9,050	48.2
Processing and servicing	9,080	6.9	5,717	4.8	3,363	58.8
General and administrative	21,858	16.5	19,576	16.3	2,282	11.7
Total operating expenses	92,087	69.7	71,743	59.9	20,344	28.4
Loss from operations	(31,774)	(24.0)	(415)	(0.3)	(31,359)	7,556.4
Other (expense) income:
Interest expense	(75)	(0.1)	(180)	(0.2)	105	(58.3)
Total other (expense) income:	(75)	(0.1)	(180)	(0.2)	105	(58.3)
Loss before provision for income taxes	(31,849)	(24.1)	(595)	(0.5)	(31,254)	5,252.8
Provision for income taxes	—	—	—	—	—	—
Net loss	$(31,849)	(24.1)%	$(595)	(0.5)%	$(31,254)	5,252.8%
Revenue

	Six Months Ended June 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$117,365	88.8%	$98,947	82.6%	$18,418	18.6%
Gain on sales of loans	9,924	7.5	18,389	15.4	(8,465)	(46.0)
Other revenue	4,828	3.7	2,434	2.0	2,394	98.4
Gross revenue	$132,117	100.0%	$119,770	100.0%	$12,347	10.3%
Gross revenue increased by $12.3 million, or 10%, from $119.8 million in the six months ended 2015 to $132.1 million in the six months ended 2016. This growth was in part attributable to a $18.4 million, or 19%, increase in interest income, which was primarily driven by the increase in Average Loans which increased 29% to $696.1 million from $540.1 million as we continued to optimize our funding strategy and sold fewer loans through OnDeck Marketplace in response to market conditions. The increase in interest income was partially offset by a decline in our EIY on loans outstanding from 36.9% to 33.7% over the same period.
Gain on sales of loans decreased by $8.5 million, from $18.4 million to $9.9 million. This decrease was primarily attributable to a $41.6 million decrease in sales of loans through OnDeck Marketplace and a decrease in Marketplace Gain on Sale Rate from 7.5% to 4.9% as we continue to optimize our funding strategy, holding more loans on our balance sheet utilizing our warehouse capacity.
Other revenue increased $2.4 million, or 98%, mostly attributable to an increase of $1.4 million in marketing fees from our issuing bank partners and an increase of $0.6 million in fees earned from lines of credit as lines of credit increased from 8.2% of originations to 13.6%.
Cost of Revenue

	Six Months Ended June 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$57,708	43.7%	$38,626	32.3%	$19,082	49.4%
Funding costs	14,096	10.6	9,816	8.2	4,280	43.6
Total cost of revenue	$71,804	54.3%	$48,442	40.4%	$23,362	48.2%
Provision for Loan Losses. Provision for loan losses increased by $19.1 million, or 49%, from $38.6 million in the six months ended 2015 to $57.7 million in the six months ended 2016. This increase was primarily attributable to the increase in originations of term loans and lines of credit held for investment. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss expectations. As a result, we believe that analyzing provision for loan losses as a percentage of originations, rather than as a percentage of gross revenue, provides more useful insight into our operating performance. Our provision for loan losses as a percentage of originations held for investment, or the Provision Rate, decreased from 6.6% to 6.1%. The decrease was related to improvements in the portfolio performance, an increase in loan rollovers and line of credit repayments and re-borrowings and a more predictive OnDeck Score, partially offset by the origination of longer average term loans and the increase of originations of our line of credit product.
Funding Costs. Funding costs increased by $4.3 million, or 44%, from $9.8 million in the six months ended 2015 to $14.1 million in the six months ended 2016. The increase in funding costs was primarily attributable to the increases in our aggregate outstanding borrowings, growth of our partner synthetic participation program and the increase in unused commitment fees. Additionally, due to the voluntary prepayment of all amounts due under the ODAST Agreement in May 2016, the remaining deferred issuance costs of $1.6 million were fully amortized in the second quarter of 2016. The Average Funding Debt Outstanding during the six months ended 2016 was $459.6 million as compared to the average balance of $372.0 million during 2015. As a percentage of gross revenue, funding costs increased from 8.2% to 10.6%. The increase in funding costs as a percentage of gross revenue was the result of a decrease in loans sold through OnDeck Marketplace, additional amortization of deferred issuance costs incurred as a result of the ODAST voluntary prepayment, the decrease in our EIY, higher partner synthetic participation program impact and higher unused commitment fees. Our Cost of Funds Rate increased from 5.3% to 6.1% with 1.2% of that increase attributable to the additional amortization of deferred issuance costs incurred as a result of the ODAST voluntary prepayment.

Operating Expense
Sales and Marketing

	Six Months Ended June 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$33,305	25.2%	$27,656	23.1%	$5,649	20.4%
Sales and marketing expense increased by $5.6 million, or 20%, from $27.7 million in the six months ended 2015 to $33.3 million in the six months ended 2016. The increase was in part attributable to a $3.1 million increase in salaries and personnel-related cost as we expanded our sales and marketing departments to support increased originations volume. In addition, we incurred a $2.5 million increase in direct marketing, general marketing and advertising costs as we expanded our marketing programs to drive increased customer acquisition and brand awareness.
Technology and Analytics

	Six Months Ended June 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$27,844	21.1%	$18,794	15.7%	$9,050	48.2%
Technology and analytics expense increased by $9.0 million, or 48%, from $18.8 million in the six months ended 2015 to $27.8 million in the six months ended 2016. The increase was primarily attributable to a $6.1 million increase in salaries and personnel-related costs, as we increased the number of technology personnel developing and improving our platform, as well as analytics personnel to further improve upon algorithms underlying the OnDeck Score. We incurred a $0.7 million increase in technology-related consulting expense, a $1.1 million increase in information technology security expense, technology services and software licenses and a $1.2 million increase in amortization of capitalized internal-use software costs related to our technology platform.
Processing and Servicing

	Six Months Ended June 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$9,080	6.9%	$5,717	4.8%	$3,363	58.8%
Processing and servicing expense increased by $3.4 million, or 59%, from $5.7 million in the six months ended 2015 to $9.1 million in the six months ended 2016. The increase was primarily attributable to a $2.6 million increase in salaries and personnel-related costs, as we increased the number of processing and servicing personnel to support the increased volume of loan applications and approvals and increased loan servicing requirements. In addition, we incurred a $0.8 million increase in third-party processing costs, credit information and filing fees as a result of the increased volume of loan applications and originations.

General and Administrative

	Six Months Ended June 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$21,858	16.5%	$19,576	16.3%	$2,282	11.7%
General and administrative expense increased by $2.3 million, or 12%, from $19.6 million in the six months ended 2015 to $21.9 million in the six months ended 2016. In support of the growth of our business, salaries and personnel-related costs increased $3.0 million as we increased the number of general and administrative personnel. Expenses incurred related to legal and compliance fees, recruiting and personnel-related expenses, facility depreciation, professional services and other miscellaneous expenses increased $1.7 million. The increases were offset by a decrease in the reserve on unfunded lines of credit of $1.4 million and an increase in gain related to foreign currency of $1.2 million. The decrease in the reserve on unfunded lines of credit resulted from improvements made to the reserve model utilizing historical performance data we have aggregated since we began offering lines of credit in 2013. The gain related to foreign currency was driven by the strengthening of the Canadian dollar relative to the U.S. dollar during the six months ended June 30, 2016 as compared to the prior year's period.

Liquidity and Capital Resources

Sources of Liquidity
During the second quarter of 2016, we originated $589.7 million of loans and during the six months ended June 30, 2016 we originated $1.2 billion, utilizing a diversified set of funding sources, including cash on hand, third-party lenders (through debt facilities and securitization), OnDeck Marketplace and the cash generated by our operating, investing and financing activities.
Cash on Hand
At June 30, 2016, we had approximately $78 million of cash on hand to fund our future operations compared to approximately $160 million at December 31, 2015.  The decline was the result of our strategy to reduce Marketplace sales and retain more loans on-balance sheet during the period.  Consistent with this decision, we invested more of our cash to fund on-balance sheet loan growth.
The increased cash investment is mostly attributable to funding the residual value of our financed portfolio, which is, in general, the portion of our financed loans in excess of the advance rate allowed by our debt facilities. This increase in residual value accounted for $56.5 million of the decrease in cash during the six months ended June 30, 2016.  All else equal, as the rate of outstanding principal balances we retain on balance sheet slows, the rate of residual growth should also slow.
In addition, $18.2 million of cash was used during this same period to fund an increase in loans that are not pledged to debt facilities due to certain concentration and eligibility limits as described below.
As a result of these factors, we are currently utilizing more of our own cash to finance loan growth as we work with our existing and potential creditors to expand the capacity of our existing debt facilities, to establish new debt facilities, or to complete additional securitizations.
Current Debt Facilities
The following table summarizes our current debt facilities available for funding our lending activities, referred to as funding debt, and our operating expenditures, referred to as corporate debt, as of June 30, 2016

Description	Maturity Date	Weighted Average Interest Rate	Borrowing Capacity	Principal Outstanding
			(in millions)
Funding debt:
OnDeck Asset Securitization Trust II LLC	May 2020 (1)	4.7%	$250.0	$250.0
Prime OnDeck Receivable Trust, LLC	June 2017	2.7%	100.0	78.3
Receivable Assets of OnDeck, LLC	May 2017	3.4%	100.0	99.9
OnDeck Account Receivables Trust 2013-1 LLC	September 2017	3.2%	162.4	62.4
On Deck Asset Company, LLC	May 2017	9.7%	75.0	55.0
Small Business Asset Fund 2009 LLC	Various(2)	6.6%	7.6	7.6
On Deck Asset Pool, LLC	August 2017(3)	5.0%	100.0	—
Partner Synthetic Participations	Various(4)	Various	5.6	5.6
			800.6	558.8
Deferred Debt Issuance Cost				(4.9)
Total funding debt			$800.6	$553.9

Corporate debt:
On Deck Capital, Inc.	October 2016	4.5%	$20.0	$2.7
_________________________

(1)	The period during which remaining cash flow can be used to purchase additional loans expires April 30, 2018.

(2)	Maturity dates range from August 2016 through August 2017.

(3)	The period during which new borrowings may be made under this debt facility expires in August 2016.

(4)	Maturity dates range from July 2016 through June 2018.

While the lenders under our corporate debt facility and Partner Synthetic Participation have direct recourse to us as the borrower thereunder, lenders to our subsidiaries do not have direct recourse to us.
In August 2016, the period during which new borrowings may be made under the ODAP facility for purposes of the purchase of additional loans will expire.  Accordingly, our ability to finance additional loans utilizing this financing source will end unless the facility is renewed.  Excluding this funding source, at June 30, 2016, we had approximately $141.7 million of available capacity through other debt facilities to finance additional loans in addition to approximately $17.3 million available under our corporate debt facility, in each case subject to borrowing conditions.
Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.  The debt facilities contain thresholds, known as concentration limitations, which restrict a debt facility’s collateral pool from being overly concentrated with loans that share pre-defined loan characteristics.  In addition, debt facilities contain provision that limit the eligibility criteria of loans that may be financed, such as term length, loan amount and a borrower's home country. Loans that do not meet the criteria to be financed are referred to as ineligible loans. To the extent such concentration limits are exceeded or loans are deemed ineligible, newly originated loans with the pre-defined loan characteristics subject to that concentration limit or eligibility criteria may not be financed despite available capacity under the debt facilities.
Marketplace
OnDeck Marketplace is our proprietary whole loan sale platform that allows participating third-party institutional investors to directly purchase small business loans from us. OnDeck Marketplace participants enter into whole loan purchase agreements, so as to purchase a pre-determined dollar amount of loans that satisfy certain eligibility criteria. Some participants agree to purchase such loans on what is known as a "forward flow basis" while other participants purchase larger pools of whole loans in isolated transactions. The loans are sold to the participant at a pre-determined purchase price above par. We recognize a gain or loss from OnDeck Marketplace loans when sold. The frequency and amount of Marketplace sales depend on numerous factors including the premiums available to us. We currently act as servicer in exchange for a servicing fee with respect to the loans purchased by the applicable OnDeck Marketplace participant. For the six months ended June 30, 2016 and 2015, 20.7% and 28.6%, respectively, of term loans were originated through OnDeck Marketplace. Marketplace is generally a readily available source of liquidity when we elect to utilize it. Historically, due to the nature of the demand of Marketplace participants, we elected to sell a significant volume of loans. As a result of our recent election to decrease Marketplace sales due to the lower premiums available, we either utilized our debt facilities to the extent available, or otherwise invested our own cash to originate these loans and hold them on our balance sheet. We expect the utilization of Marketplace during the second half of 2016 to be generally comparable to the first half of 2016. To the extent our use of OnDeck Marketplace as a funding source decreases in the future due to lower available premiums or otherwise, we may choose to generate liquidity through our other available funding sources.

Cash and Cash Equivalents, Loans (Net of Allowance for Loan Losses), and Cash Flows
The following table summarizes our cash and cash equivalents, loans (net of ALLL) and cash flows:

	As of and for the Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash and cash equivalents	$78,063	$179,692
Restricted cash	$39,816	$28,267
Loans held for investment, net	$730,549	$460,867
Cash provided by (used in):
Operating activities	$52,313	$50,286
Investing activities	$(311,137)	$(63,500)
Financing activities	$176,897	$(27,404)
Our cash and cash equivalents at June 30, 2016 were held primarily for working capital purposes. During the first six months of 2016, we used substantial amounts of our excess cash and cash equivalents to fund our loans. We may continue to use excess cash and cash equivalents to fund our lending activities, the amount of which may vary significantly depending upon numerous factors including the capacity of our debt facilities, conditions in the securitization market and premiums available to us through Marketplace. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Our restricted cash represents funds held in accounts as reserves on certain debt facilities and as collateral for issuing bank partner transactions. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements.
Cash Flows
Operating Activities
For the six months ended June 30, 2016, net cash provided by our operating activities was $52.3 million, which was primarily the result of our cash received from our customers including interest payments of $138.2 million, plus proceeds from sale of loans held for sale of $170 million, less $162.2 million of originations of loans held for sale in excess of loan repayments received, $79.3 million utilized to pay our operating expenses, $9.4 million used to pay the interest on our debt (both funding and corporate) and $6.0 million of origination costs paid in excess of fees collected. During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $0.9 million.
For the six months ended June 30, 2015, net cash provided by our operating activities was $50.3 million, which was primarily the result of our cash received from our customers, attributable to interest payments totaling approximately $119.7 million, less the amount of cash we utilized to pay our operating expenses of approximately $62.3 million and $8.1 million we used to pay the interest on our debt (both funding and corporate). During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $10.3 million.
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
From time to time in the past, we have voluntarily purchased and expect again in the future to voluntarily purchase our loans that were previously sold to third parties. The circumstances under which we effect these transactions depends on a variety of factors. In determining whether to engage in a certain voluntary purchase transaction, we consider, among other things, our relationship with the potential seller, the potential purchase price, credit profile of the target loans, our overall liquidity position and possible alternative uses of cash. Although these purchases have not been material in the past, depending upon the circumstances, they could be material in the future, depending on the quantity and timing of these purchases.
For the six months ended June 30, 2016, net cash used to fund our investing activities was $311.1 million and consisted primarily of $321.8 million of loan originations in excess of loan purchases and repayments received, $21.0 million of origination costs paid in excess of fees collected and $8.1 million for the purchase of property, equipment and software and capitalized internal-use software development costs offset by $41.4 million of proceeds from sales of loans held for investment. The growth in our loan originations was consistent with the overall increase in revenue during the year. We also restricted less cash as collateral for financing arrangements, resulting in a $1.4 million increase in unrestricted cash during the year.
For the six months ended June 30, 2015, net cash used to fund our investing activities was $63.5 million and consisted primarily of $100.1 million of loan originations in excess of loan repayments received, proceeds from the sale of loans held for investment of $58.9 million, $17.3 million of origination costs paid in excess of fees collected and $6.2 million for the purchase of property, equipment and software and capitalized internal-use software development costs. We also restricted less cash as collateral for financing arrangements, resulting in a $1.2 million increase in unrestricted cash during the year.
Financing Activities
Our financing activities have consisted primarily of the net borrowings from our securitization facility and our revolving debt facilities.
For the six months ended June 30, 2016, net cash provided by our financing activities was $176.9 million and consisted primarily of $179.3 million in net borrowings from our revolving debt facilities, primarily associated with the increase in loan originations during the year and $1.5 million of cash received from the issuance of common stock under our employee stock purchase plan, offset by $3.7 million in payments of debt issuance costs primarily associated with the closing of our $250 million securitization facility in May 2016.
For the six months ended June 30, 2015, net cash used to fund our financing activities was $27.4 million and consisted primarily of $31.5 million in net repayments on our revolving debt facilities, $7.1 million of cash received for investment by noncontrolling interest in On Deck Capital Australia PTY LTD and $1.8 million of payments of initial public offering costs. Borrowings from our debt facilities decreased from the prior year period due to growth of OnDeck Marketplace and our use of available cash from our IPO, which permitted us to fund more loans without drawing corresponding debt, thereby reducing interest expense.
Operating and Capital Expenditure Requirements
We require substantial capital to fund our current operating and capital expenditure requirements. We expect these requirements to increase as we pursue our growth strategy.
As a result of our growth strategy, we increased our annual originations significantly over each of the past three years. Our originations were $0.5 billion in 2013, $1.2 billion in 2014 and $1.9 billion in 2015, which equates to annual year over year growth rates of 165%, 152% and 62%, respectively. In comparison, originations for the six months ended June 30, 2016 increased 39% over originations for the comparable prior year period.
Our strategy is to continue to grow in a disciplined manner while remaining highly focused on credit quality and operating leverage. While we expect our originations to continue to grow in absolute dollars for the full year 2016, we expect our year over year growth rates to continue to decline. The expected growth rate decline can be attributed to several factors. First, as OnDeck continues to mature, it is more difficult to maintain historical growth rates due to the increased size of the previous year’s originations. Because we will remain focused on credit quality, we are also prepared to forgo lending opportunities that do not meet our credit, underwriting and pricing standards. In addition, despite the continuing competition for customer response, we intend to allocate resources to continue to optimize marketing and customer acquisition costs based on targeted returns on investment rather than spending inefficiently in these areas to achieve incremental growth.
Although by design our disciplined growth strategy will result in lower originations growth as a percentage of the prior year’s originations compared to a more aggressive growth strategy, we believe it will increase our operating leverage and improve our overall performance.
In order to maintain and grow our current rate of loan originations over the next twelve month period, we will be required to secure additional funding. We plan to do this through one or more of the following sources: new asset-backed securitization transactions, new debt facilities, extensions and increases to existing debt facilities, and increases in our corporate line of credit.
We estimate that ineligible loans and our portfolio's residual value have, in comparable proportion when aggregated on a cash basis, required us to invest in excess of $250 million of our own cash in our current loan portfolio. While investing in our portfolio's residual value is a requirement of our funding model and will remain a use of cash so long as we continue to grow loan balances, the use of cash to fund ineligible loans can be mitigated as we obtain funding capacity, either through debt facilities or Marketplace for currently ineligible loans. We are currently in the process of doing so and are confident we will be able to obtain such funding capacity although there can be no assurance that we will be successful.
Financing received for currently ineligible loans, as well as cash flow generated from operations, will allow us to continue funding residual growth as our financed portfolio grows. In addition, we may also finance our expected residual growth through other as of yet unused liquidity sources such as our corporate line of credit or additional subordinate notes in our debt facilities.
Historically we have been successful in accessing the asset-backed loan market on terms acceptable to us and we anticipate that we will be able to do so into the foreseeable future. However, if we deem the cost of accessing the asset-backed loan market to be in excess of an appropriate rate, we may elect to use available cash, seek to increase the use of Marketplace, or use other financing options available to us. Furthermore, we could decide to alter the types of loans we originate, such that more loans are eligible for credit facilities, or we could decide to slow down the rate of originations.
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
We believe that our cash from operations, available capacity under our revolving lines of credit (and expected extensions or replacements of those lines), liquidity from expected sales of loans through OnDeck Marketplace and existing cash balances, together with additional financing we expect to be able to obtain on market terms, are sufficient to meet both our existing operating and capital expenditure requirements and our currently planned growth for at least the next 12 months.
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
ODART Credit Agreement Amendment
On June 17, 2016, OnDeck Account Receivables Trust 2013-1 LLC (“ODART”), one of our wholly-owned subsidiaries, amended and restated one of its existing asset-backed revolving debt facilities (the “Deutsche Bank Facility”) as described below. On that date, ODART entered into that certain Third Amended and Restated Credit Agreement (the “Third A&R Credit Agreement”) with the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as Administrative Agent for the Class A Revolving Lenders (in such capacity, the “Administrative Agent”), as Class B Agent for the Class B Revolving Lender (in such capacity, the “Class B Agent”), and as Collateral Agent for the Secured Parties (in such capacity, the “Collateral Agent”), Deutsche Bank Trust Company Americas, as Paying Agent for the Lenders (the “Paying Agent”), and Deutsche Bank Securities Inc. (“DBSI”), as Lead Arranger, Syndication Agent (in such capacity, “Syndication Agent”) and Documentation Agent (in such capacity, “Documentation Agent”). The Third A&R Credit Agreement amends and restates the Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”), dated as of October 7, 2015, by and among ODART, the Lenders party thereto from time to time, the Administrative Agent, the Collateral Agent, the Paying Agent, Syndication Agent and Documentation Agent. The Second A&R Credit Agreement was previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
The Third A&R Credit Agreement provides for:

•
the reintroduction of Class B revolving loans from the Class B Revolving Lender resulting in additional funding capacity of up to $12.4 million, thereby increasing the facility size to up to $162.4 million;

•	a borrowing base advance rate for the Class B revolving loans of 92%;

•	an interest rate for the Class B revolving loans equal to LIBOR + 8.00%;

•	the increase in the specified portion of the facility usable for the financing of our weekly pay term loan product;

•	various related technical, definitional, conforming and other changes.
The foregoing description of the Third A&R Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Third A&R Credit Agreement, which is filed as Exhibit 10.1 to this report and incorporated herein by reference.

OnDeck Asset Securitization Trust II LLC Transaction Closing
On May 17, 2016, we established a new asset-backed securitization facility through OnDeck Asset Securitization Trust II LLC (“ODAST II”), a wholly-owned special purpose vehicle. On such date, ODAST II issued $250 million initial principal amount of Fixed-Rate Asset Backed Notes (the “Series 2016-1 Notes”) in a new securitization transaction (the “Series 2016-1 Transaction”). The Series 2016-1 Notes are the first series of notes issued by ODAST II.
The Series 2016-1 Notes were issued in two classes, Class A and Class B, and were rated by Standard & Poor’s Rating Services and DBRS, Inc. on the issue date. The Series 2016-1 Notes were issued pursuant to a Base Indenture (the “Base Indenture”), as supplemented by the Series 2016-1 Indenture Supplement (the “Series 2016-1 Indenture Supplement,” and together with the Base Indenture, the “Indenture”), each dated as of May 17, 2016, by and between ODAST II and Deutsche Bank Trust Company Americas, as indenture trustee. The Base Indenture permits ODAST II to issue additional series of asset-backed notes in the future. The Series 2016-1 Notes are, and future series of notes, if any, issued under the same Base Indenture will be, secured by and payable from collections received on a revolving pool of small business loans transferred from time to time from us to ODAST II. At the time of issuance of the Series 2016-1 Notes, the portfolio of loans held by ODAST II and pledged to secure the Series 2016-1 Notes was approximately $274.8 million.
The following table summarizes certain aspects of the Series 2016-1 Transaction:

Initial principal amount	$211.5 million (Class A); $28.5 million (Class B)
Interest Rate	4.21% (Class A); 7.63% (Class B)
Revolving Period(1)	Ends April 30, 2018
Optional Prepayment	Beginning April 17, 2018
Final Maturity	May 2020
(1)The period during which remaining cash flow can be used to purchase additional loans.
Our ability to utilize the asset-backed securitization facility is subject to compliance with various requirements set forth in the documents governing the Series 2016-1 Transaction. Such requirements include:

•
Eligibility Criteria. In order for our loans to be eligible for purchase by ODAST II, they must meet all applicable eligibility criteria. Eligibility criteria include, among others, that the applicable loan is denominated in U.S. dollars, that the customer under such loan had a certain minimum OnDeck Score® at the time of underwriting, that such loan was originated in accordance with our underwriting policies and that such loan is a legal, valid and binding obligation of the obligor under such loan.

•
Concentration Limits. The ODAST II collateral pool is subject to certain concentration limits that, if exceeded, would require ODAST II to add or maintain additional collateral. Failure to so add or maintain additional collateral would result in the occurrence of an amortization event. Concentration limits in respect of the Series 2016-1 Transaction include, among others, geography, industry, minimum OnDeck Score, time in business, original term, outstanding principal balance and loans with scheduled loan payments occurring once a week.

Our ability to utilize the asset-backed securitization facility is also subject to compliance with various covenants and other specified requirements set forth in the documents governing the Series 2016-1 Transaction. The failure to comply with such covenants and requirements may result in the accelerated repayment of amounts owed with respect to the Series 2016-1 Notes, often referred to as an amortization event, events of default under the Base Indenture and/or the termination of the facility. Such requirements include:

•
Financial Covenants. Financial covenants include, among others, requirements with respect to minimum tangible net worth, maximum leverage ratio, minimum consolidated liquidity and minimum unrestricted cash.

•
Portfolio Performance Covenants. Portfolio performance covenants include requirements that the pool not exceed certain delinquency rates and that the loan yield and the excess spread on the pool not be less than stated minimum levels. Excess spread is generally the amount by which collections received by ODAST II during a collection period (primarily interest and fees) exceed its fees and expenses during such collection period (including interest expense, servicing fees and charged-off receivables).

•
Other Events. Other events may include, among others, certain insolvency-related events, events constituting a servicer default, failure to make required payments or deposits, and events related to breaches of terms, representations, warranties or affirmative and restrictive covenants. Restrictive covenants, among other things, impose limitations or restrictions on ODAST II’s ability to pay dividends, redeem its membership interests, or the ability of ODAST II to incur additional indebtedness, make investments, engage in transactions with affiliates, sell assets, consolidate or merge, make changes in the nature of its business and create liens.

Following an amortization event with respect to the Series 2016-1 Notes, the collections on the collateral are also applied to repay principal on the Series 2016-1 Notes. Following an event of default under the Base Indenture, the collections on collateral are also applied to repay principal on the Series 2016-1 Notes and other outstanding notes, if any, issued by ODAST II.
We are acting as servicer with respect to the small business loans held by ODAST II. If we default in our servicing obligations or fails to meet certain financial or other covenants, an amortization event could occur and/or we could be replaced by a designated backup servicer or another replacement servicer.
The loans and other assets transferred by us to ODAST II are owned by ODAST II, are pledged to secure the payment of the notes issued by ODAST II, are assets of ODAST II and are not available to satisfy any of our obligations. Investors in the Series 2016-1 Transaction do not have direct recourse to On Deck Capital, Inc.
The Series 2016-1 Notes were not and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from, or a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Series 2016-1 Notes were offered only to qualified institutional buyers under Rule 144A and to persons outside the United States pursuant to Regulation S under the Securities Act. Credit ratings are opinions of the relevant rating agency. They are not facts and are not opinions of the Company. They are not recommendations to purchase, sell or hold any securities and can be changed or withdrawn at any time.
The foregoing description of the Series 2016-1 Transaction does not purport to be complete and is qualified in its entirety by reference to the Base Indenture and the Series 2016-1 Indenture Supplement, which are filed as Exhibit 10.2 and Exhibit 10.3 respectively to this report and incorporated herein by reference.
ODAC Credit Agreement Amendment
On April 28, 2016, On Deck Asset Company, LLC , or ODAC, one of our wholly-owned subsidiary, amended and restated its existing asset-backed revolving debt facility, or the ODAC Facility, which is utilized solely for the financing of our line of credit offering, as described below. On that date, ODAC entered into that certain Third Amended and Restated Credit Agreement, or the Third A&R Credit Agreement, with the Lenders party thereto from time to time and WC 2014-1, LLC, as Administrative

Agent for the Lenders, or the Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent and as Collateral Agent for the Secured Parties, or the Collateral Agent. The Third A&R Credit Agreement amends and restates the Second Amended and Restated Credit Agreement, or the Second A&R Credit Agreement, dated as of December 19, 2014, by and among ODAC, as Borrower, the Lenders party thereto from time to time, the Administrative Agent and the Collateral Agent. The Second A&R Credit Agreement was previously filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2014.
The Third A&R Credit Agreement provides for:

•	an increase in the Lenders' revolving commitment from an aggregate amount of $50 million to $75 million;

•	an increase in the revolving loans interest rate from LIBOR + 8.25% to LIBOR + 9.25%;

•	an increase in the borrowing base advance rate from 70% to 75%;

•
an extension of the date on or prior to which early termination fees may be payable in the event of a termination or other permanent reduction of the revolving commitments by approximately 11 months to April 28, 2017;

•	certain changes to portfolio performance covenants; and

•	various related technical, definitional, conforming and other changes.
The foregoing description of the Third A&R Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Third A&R Credit Agreement, which is filed as Exhibit 10.4 to this report and incorporated herein by reference.

SunTrust Credit Agreement Amendment
On February 26, 2016, Receivable Assets of OnDeck, LLC, or RAOD, one of our wholly-owned subsidiaries, amended and restated its existing asset-backed revolving debt facility, or the SunTrust Facility. On that date, RAOD entered into that certain Amended and Restated Credit Agreement, or the A&R SunTrust Credit Agreement, with the Lenders party thereto from time to time, SunTrust Bank, as Administrative Agent for the Class A Revolving Lenders, or the Administrative Agent, and Wells Fargo Bank, N.A., as Paying Agent, or in such capacity, the Paying Agent, and as Collateral Agent for the Secured Parties, or in such capacity, the Collateral Agent. The A&R SunTrust Credit Agreement amends and restates that certain Credit Agreement, or the SunTrust Credit Agreement, by and among RAOD, as Borrower, the Lenders party thereto, the Administrative Agent, the Paying Agent and the Collateral Agent. The SunTrust Credit Agreement was previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed with the SEC on August 11, 2015.
The A&R SunTrust Credit Agreement amends the SunTrust Credit Agreement to provide for:

•	an increase in the Class A Revolving Lenders' revolving commitment from an aggregate amount of $50 million to $100 million;

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
The foregoing description of the A&R SunTrust Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the A&R SunTrust Credit Agreement, which was previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as filed with the SEC on May 5, 2016. At June 30, 2016, there were $100 million in borrowings outstanding under this facility.

Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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
Refer to Note 1, Organization and Summary of Significant Accounting Policies, contained in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this report for additional critical accounting policies as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2015.
Other than noted above, there have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Two separate putative class actions were filed in August 2015 in the United States District Court for the Southern District of New York against us, certain of our executive officers, our directors and certain or all of the underwriters of our IPO. The suits allege that the registration statement and prospectus for our IPO contained materially false and misleading statements regarding, or failed to disclose, certain information in violation of the Securities Act of 1933, as amended. The suits seek a determination that the case is a proper class action and/or certification of the plaintiff as a class representative, rescission or a rescissory measure of damages and/or unspecified damages, interest, attorneys’ fees and other fees and costs. On February 18, 2016, the court issued an order (1) consolidating the two cases, (2) selecting the lead plaintiff and (3) appointing lead class counsel.  On March 18, 2016, the lead plaintiff filed an amended complaint. On April 14, 2016, the court approved a schedule allowing the defendants 60 days to file a motion to dismiss, allowing the plaintiff to file any opposition within 60 days of the filing of the motion to dismiss and allowing the defendants to file a reply within 30 days after the filing of plaintiff’s opposition. On June 13, 2016, we filed a motion to dismiss the case. On August 4, 2016, the court approved an extension of plaintiff's time to file his opposition to the motion to dismiss from August 12, 2016 to September 2, 2016. We intend to defend ourselves vigorously in these consolidated matters, although at this time we cannot predict the outcome.

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
Our current and prospective investors should carefully consider the following risks, in addition to those described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, and other documents that we file with the SEC from time to time which are available on the SEC website at www.sec.gov, and all other information contained in this report, including our unaudited consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Cautionary Note Regarding Forward-Looking Statements,” before making investment decisions regarding our securities. The risks and uncertainties described below supplement, or to the extent inconsistent, supersede those in our above-mentioned Form 10-K. In addition, the risks and uncertainties below and in such 10-K are not the only ones we face, but include the most significant factors currently known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.
We require substantial capital and in the future may require additional capital to pursue our business objectives and growth strategy, and in particular our ability to fund loan originations. If adequate capital is not available to us, our business, operating results and financial condition may be harmed.
Since our founding, we have raised substantial equity and debt financing to support the growth of our business. Because we intend to continue to make investments to support the growth of our business, we require additional capital to pursue our business objectives and growth strategy and respond to business opportunities, challenges or unforeseen circumstances, including lending to our customers, increasing our marketing expenditures to attract new customers and improve our brand awareness, developing and offering loans with new characteristics, introducing new products or services, expanding internationally or further improving existing products and services, enhancing our operating infrastructure and potentially acquiring complementary businesses and technologies. Accordingly, on a regular basis we need or we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, in amounts we need, on terms that are acceptable to us or at all. Volatility in the credit markets in general or in the market for small business or internet loans in particular may also have an adverse effect on our ability to obtain debt financing. Furthermore, the cost of our borrowing may increase due to market volatility, changes in the risk premiums required by lenders or if traditional sources of debt capital are unavailable. Volatility or depressed valuations or trading prices in the equity markets may similarly adversely affect our ability to obtain equity financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
In particular, we may require additional access to capital to support our lending operations, and we are funding an increasing amount of originations via our available cash on hand. For example, in September 2015, we began offering term loans up to $500,000 with terms as long as 36 months and lower interest rates for qualified customers compared to the rates on our historical term loans. These term loans may have lower margins than loans we have historically made (due to the risk profile of customers eligible for these types of loans). While such loans are currently eligible to be financed through at least one of our existing debt facilities, our ability to finance such loans is limited due to maximum concentration limits, available borrowing capacity and other similar factors. In order to fund such loans that cannot be financed through our debt facilities, we have used, and expect to continue to use, our available cash on hand. In addition, because we are funding fewer loans via Marketplace, as described elsewhere in this report in Item 1A. Risk Factors, we must fund an increasing amount of originations via our available cash on hand. Furthermore, for all loans that are eligible for funding under the terms of our debt or securitization facilities, these facilities have advance rate limitations on the maximum percentage of collateral that may be financed, which requires us to fund the excess portion through our available cash in hand. Due in significant part to the decrease in Marketplace sales and because we have financed a growing amount of originations with our available cash on hand, our cash declined from approximately $160 million at December 31, 2015 to approximately $78 million at June 30, 2016.
We expect that we will continue to use our available cash to fund a portion of our loans and support our growth initiatives and general operations. To supplement our cash resources, we are exploring expanding or modifying our existing debt facilities to provide additional capacity as well as to expand eligibility requirements; adding new debt facilities or replacing or renewing debt facilities scheduled to expire; entering into additional securitizations; increasing our corporate revolving debt facility; expanding the volume of loans that we sell through OnDeck Marketplace and other potential options. If we are unable to adequately supplement our cash resources, we may delay non-essential capital expenditures; implement cost cutting procedures; delay or reduce future hiring; or reduce our rate of future originations compared to current levels. There can be no assurance when we will obtain sufficient sources of external capital to support the growth of our business. Delays in doing so or failure to do so may require us to reduce loan originations or reduce our operations, which would harm our ability to pursue our business objectives as well as harm our business, operating results and financial condition.
Our business may be adversely affected by disruptions in the credit markets, our failure to comply with our debt agreements, or the termination of our debt agreements, including reduced access to credit and other financing.

Historically, we have depended on debt facilities and other forms of debt in order to finance most of the loans we make to our customers. However, we cannot guarantee that these financing sources will continue to be available beyond the current maturity date of each debt facility, on reasonable terms or at all. As the volume of loans that we make to customers on our platform increases, we may require the expansion of our borrowing capacity on our existing debt facilities and other debt arrangements or the addition of new sources of capital. The availability of these financing sources depends on many factors, some of which are outside of our control. For example, to the extent that the institutional investors that purchase loans from us through OnDeck Marketplace rely on credit to finance those loan purchases, disruptions in the credit market could further harm our ability to grow or maintain OnDeck Marketplace. We may also experience the occurrence of events of default or breaches of financial performance or other covenants under our debt agreements, which could reduce or terminate our access to institutional funding.

In addition, OnDeck Marketplace has substantially declined as a portion of our funding strategy. During 2015, the three months ended March 31, 2016 and the three months ended June 30, 2016, OnDeck Marketplace represented 34.3%, 25.9% and 15.6% of our term loan originations, respectively. In addition, the premiums we have been paid in 2016 have also been lower than those received in 2015. By selling fewer loans via OnDeck Marketplace at lower premiums, we realize lower gain on sale of loans and hold more of our term loan originations on balance sheet, which requires us to self-fund or finance a larger amount of loans. As a result, we have used and may increasingly use available cash on hand to fund originations. While the premiums on sales of loans via OnDeck Marketplace have decreased, we have continued selling a portion of our loans through this channel in order to maintain active relationships with institutional loan purchasers and to obtain additional funding. We may continue selling a portion of our loans via OnDeck Marketplace at lower premiums for similar reasons and there can be no assurance that investors will continue to purchase our loans via OnDeck Marketplace.

We also rely on securitization as part of our funding strategy and have completed two securitization transactions, one of which is currently outstanding. There can be no assurance that we will be able to successfully access the securitization markets again. Furthermore, because we only recently began accessing this source of capital, there is a greater possibility that it may not be available in the future. In the event of a sudden or unexpected shortage of funds in the banking and financial system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments or the liquidation of certain assets.

Furthermore, on various dates through June 30, 2017, several of our debt facilities are scheduled to either mature or the period during which new borrowings may be made will expire. In connection with these scheduled maturities or expirations, borrowing capacity of $100 million will terminate in August 2016, $20 million will terminate in October 2016, $175 million will terminate in May 2017 and $100 million will terminate in June 2017, and we may not be able to extend or renew these debt facilities.

Accordingly, our ability to finance additional loans (or, in the case of our corporate revolving debt facility, make other borrowings) utilizing these financing sources will end. The interest rates and other costs of new, renewal or amended facilities may also be higher than those currently in effect. If we are to be unable to renew or otherwise replace these facilities or generally arrange new or alternative methods of financing on favorable terms, we may be forced to curtail our origination of loans or reduce operations, which would have a material adverse effect on our business, financial condition, operating results and cash flow.

In connection with our sale of loans to our subsidiaries and through OnDeck Marketplace, we make representations and warranties concerning the loans we sell. If those representations and warranties are not correct, we could be required to purchase the loans. In addition, we anticipate voluntarily purchasing loans previously sold to third parties. Any significant required purchases and/or voluntary purchases could have an adverse effect on our ability to operate and fund our business.
In our asset-backed securitization facility and our other asset-backed revolving debt facilities, we transfer loans to our subsidiaries and make numerous representations and warranties concerning the loans we transfer, including representations and warranties that the loans meet the eligibility requirements. We also make representations and warranties in connection with the loans we sell through OnDeck Marketplace. If the representations and warranties that the loans meet the eligibility requirements are incorrect, we may be required to purchase the loans not satisfying the eligibility requirements. Failure to purchase any loans when required would constitute an event of default under the securitization and other asset-backed facilities and may constitute a termination event under the applicable OnDeck Marketplace agreement. At the request of a loan purchaser, we may voluntarily decide to purchase loans sold to third parties. There is no assurance, however, that we would have adequate resources to make such purchases or, if we did make the purchases, that such event might not have a material adverse effect on our business. During the six months ended June 30, 2016, we voluntarily purchased $6.7 million of loans for strategic business reasons, and anticipate we may do so again in the future to the extent that we have adequate resources available to do so. The purchase of loans in large quantities, both on a mandatory or voluntary basis, may have an adverse impact on our liquidity and our ability to originate loans, especially if we are unable to refinance such loans and elect to rely on available cash to purchase them.
We may not have adequate funding capacity in the event that an unforeseen number of customers to whom we have extended a line of credit decide to draw their lines at the same time.
Our current capacity to fund our customers’ lines of credit through existing debt facilities is limited. Accordingly, we maintain cash available to fund our customers’ lines of credit based on the amount that we foresee these customers drawing down. For example, if we make available a line of credit for $15,000 to a small business, we may only reserve a portion of this amount at any given time for immediate drawdown. We base the amount that we reserve on our analysis of aggregate portfolio demand and the historical activity of customers using the line of credit product. However, if we inaccurately predict the number of customers that draw down on their lines of credit at a certain time, or if these customers draw down in greater amounts than we forecast, we may not have enough funds available to lend to them. Failure to provide funds drawn down by our customers on their lines of credit may lead to negative customer experience, damage our reputation and inhibit our growth.
The Supreme Court of the United States declined to hear the appeal of Madden v. Midland Funding, LLC. As a result the decision of the Second Circuit remains in effect and in some circumstances federal preemption will not be available for the benefit of certain purchasers of loans to defend against a state law claim of usury.

In May 2015, the U.S. Court of Appeals for the Second Circuit held in Madden v. Midland Funding, LLC that federal law did not preempt a state’s interest rate limitations when applied to a non-bank debt buyer of a consumer credit card loan seeking to collect interest at the rate originally contracted for by a national bank. The court did not decide, and remanded to the United States District Court for the Southern District of New York, the question of whether New York or Delaware law (the governing law stated in the loan agreement) governed the terms of the loan agreement. The defendant in the Madden case filed a petition for rehearing on June 19, 2015, arguing that the panel’s decision conflicted with precedent from the United States Supreme Court and many other courts, but the Second Circuit denied rehearing on August 12, 2015. In November 2015, the defendant in the Madden case filed a petition for a writ of certiorari with the United States Supreme Court for further review of the Second Circuit’s decision. On June 27, 2015 the United States Supreme Court denied the petition and refused to review the case, which had the effect of leaving the decision of the Second Circuit intact.
The Second Circuit’s holding in the Madden case is binding on federal courts in the states of New York, Connecticut and Vermont. While the Second Circuit’s decision in the Madden case did not decide the question of whether the governing law stated in the applicable loan agreement or the law of the location of the borrower governed the terms of the loan agreement, an extension of the Second Circuit's decision in the Madden case, either within or outside the states included in the Second Circuit, could challenge the preemption of state laws setting interest rate limitations for those loans made by issuing bank partners. If the holding of the Second Circuit were applied by a court with proper jurisdiction to the loans originated by an issuing bank partner and sold to OnDeck and that court determined that the law of the location of the borrower, not the governing law stated in the applicable loan agreement, governed the terms of the loan agreement, and therefore, whether the interest rate charged was permissible, then those loans (or a portion of the principal of and interest on such loans) might be unenforceable and penalties could apply and there could be other related liabilities and reputational harm if OnDeck or a subsequent transferee were to seek to collect on those amounts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Initial Public Offering of Common Stock
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 17, 2014 pursuant to Rule 424(b)(4). During the quarter ended June 30, 2016 (the period covered by this report), pending their application, the net proceeds from our IPO were maintained as described in our final prospectus.

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

On Deck Capital, Inc.

/s/ Howard Katzenberg
Howard Katzenberg Chief Financial Officer (Principal Financial Officer)
Date: August 9, 2016

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia Senior Vice President (Principal Accounting Officer)
Date: August 9, 2016

Exhibit Index

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form *	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	12/22/2014
3.2	Third Amended and Restated Bylaws	8-K	3.1	8/3/2016
4.1	Form of common stock certificate.	S-1	4.1	11/10/2014
4.2	Ninth Amended and Restated Investors’ Rights Agreement, dated March 13, 2014, by and among the Registrant and certain of its stockholders.	S-1	4.2	11/10/2014
4.3	Form of warrant to purchase Series E preferred stock.	S-1	4.5	11/10/2014
4.4	Form of warrant to purchase common stock.	S-1	4.6	11/10/2014
10.1
Third Amended and Restated Credit Agreement, dated as of June 17, 2016, by and among OnDeck Account Receivables Trust 2013-1 LLC, as Borrower, the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as Administrative Agent for the Lenders and Collateral Agent for the Secured Parties, Deutsche Bank Trust Company Americas, as Paying Agent for the Lenders, and Deutsche Bank Securities, Inc., as Syndication Agent, Documentation Agent and Lead Arranger.
		Filed herewith.
10.2	Base Indenture, dated May 17, 2016, by and between OnDeck Asset Securitization Trust II LLC and Deutsche Bank Trust Company Americas.	Filed herewith.
10.3	Series 2016-1 Indenture Supplement, dated May 17, 2016, by and between OnDeck Asset Securitization Trust II LLC and Deutsche Bank Trust Company Americas.	Filed herewith.
10.4
Third Amended and Restated Credit Agreement, dated as of April 28, 2016, by and among On Deck Asset Company, LLC, as Borrower, the Lenders party thereto from time to time, WC 2014-1, LLC, as Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent and as Collateral Agent for the Secured Parties.
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