Form 10-Q
period 2016-09-30
On Deck Capital, Inc.
filed 2016-11-07
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
The number of shares of the registrant’s common stock outstanding as of October 31, 2016 was 71,441,993.

On Deck Capital, Inc.

PART I

Item 1.	Financial Statements (Unaudited)

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$85,948	$159,822
Restricted cash	42,827	38,463
Loans held for investment	905,327	552,742
Less: Allowance for loan losses	(87,368)	(53,311)
Loans held for investment, net	817,959	499,431
Loans held for sale	986	706
Property, equipment and software, net	30,289	26,187
Other assets	19,863	20,416
Total assets	$997,872	$745,025
Liabilities and equity
Liabilities:
Accounts payable	$4,087	$2,701
Interest payable	1,583	757
Funding debt	651,753	375,890
Corporate debt	12,700	2,695
Accrued expenses and other liabilities	31,969	33,560
Total liabilities	702,092	415,603
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 74,512,869 and 73,107,848 shares issued and 71,374,429 and 70,060,208 outstanding at September 30, 2016 and December 31, 2015, respectively	373	366
Treasury stock—at cost	(6,418)	(5,843)
Additional paid-in capital	472,555	457,003
Accumulated deficit	(175,447)	(128,341)
Accumulated other comprehensive loss	(149)	(372)
Total On Deck Capital, Inc. stockholders' equity	290,914	322,813
Noncontrolling interest	4,866	6,609
Total equity	295,780	329,422
Total liabilities and equity	$997,872	$745,025
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Interest income	$71,361	$48,624	$188,726	$147,571
Gain on sales of loans	2,670	16,789	12,594	35,178
Other revenue	3,340	1,985	8,168	4,418
Gross revenue	77,371	67,398	209,488	187,167
Cost of revenue:
Provision for loan losses	36,586	16,239	94,294	54,865
Funding costs	8,452	5,126	22,548	14,941
Total cost of revenue	45,038	21,365	116,842	69,806
Net revenue	32,333	46,033	92,646	117,361
Operating expense:
Sales and marketing	16,789	15,847	50,094	43,503
Technology and analytics	15,050	11,111	42,894	29,904
Processing and servicing	5,181	3,352	14,261	9,070
General and administrative	12,375	12,146	34,233	31,722
Total operating expense	49,395	42,456	141,482	114,199
Income (loss) from operations	(17,062)	3,577	(48,836)	3,162
Other expense:
Interest expense	(111)	(70)	(186)	(250)
Total other expense	(111)	(70)	(186)	(250)
Income (loss) before provision for income taxes	(17,173)	3,507	(49,022)	2,912
Provision for income taxes	—	—	—	—
Net income (loss)	(17,173)	3,507	(49,022)	2,912
Net loss attributable to noncontrolling interests	539	226	1,920	458
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$(16,634)	$3,733	$(47,102)	$3,370
Net income (loss) per share attributable to On Deck Capital, Inc. common stockholders:
Basic	$(0.23)	$0.05	$(0.67)	$0.05
Diluted	$(0.23)	$0.05	$(0.67)	$0.04
Weighted-average common shares outstanding:
Basic	70,971,895	69,678,742	70,750,037	69,472,636
Diluted	70,971,895	75,125,740	70,750,037	75,414,348
Comprehensive income (loss):
Net income (loss)	$(17,173)	$3,507	$(49,022)	$2,912
Other comprehensive income (loss):
Foreign currency translation adjustment	210	(1,215)	393	(1,215)
Comprehensive income (loss):	(16,963)	2,292	(48,629)	1,697
Comprehensive income (loss) attributable to noncontrolling interests	(95)	546	(177)	546
Net loss attributable to noncontrolling interests	539	226	1,920	458
Comprehensive income (loss) attributable to On Deck Capital, Inc. common stockholders	$(16,519)	$3,064	$(46,886)	$2,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(49,022)	$2,912
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	94,294	54,865
Depreciation and amortization	6,887	4,621
Amortization of debt issuance costs	3,733	2,130
Stock-based compensation	11,423	8,065
Amortization of net deferred origination costs	25,837	26,041
Changes in servicing rights, at fair value	4,074	—
Gain on sales of loans	(12,594)	(35,178)
Unfunded loan commitment reserve	(405)	1,915
Gain on extinguishment of debt	(940)	(182)
Changes in operating assets and liabilities:
Other assets	(1,221)	(11,053)
Accounts payable	1,386	59
Interest payable	826	(124)
Accrued expenses and other liabilities	(844)	10,313
Originations of loans held for sale	(238,077)	(314,134)
Payments of net deferred origination costs of loans held for sale	(8,074)	(12,142)
Proceeds from sale of loans held for sale	246,051	342,825
Principal repayments of loans held for sale	6,189	8,757
Net cash provided by operating activities	89,523	89,690
Cash flows from investing activities
Change in restricted cash	(4,364)	(6,061)
Purchases of property, equipment and software	(6,337)	(5,115)
Capitalized internal-use software	(3,702)	(3,219)
Originations of term loans and lines of credit, excluding rollovers into new originations	(1,333,192)	(809,319)
Proceeds from sale of loans held for investment	57,238	106,007
Payments of net deferred origination costs	(32,909)	(20,578)
Principal repayments of term loans and lines of credit	881,077	639,918
Purchases of term loans	(6,672)	—
Other	(201)	—
Net cash used in investing activities	(449,062)	(98,367)
Cash flows from financing activities
Proceeds from exercise of stock options and warrants	131	227
Payments of initial public offering costs	—	(1,845)
Purchase of shares for treasury	(576)	(184)
Investments by noncontrolling interests	—	7,069
Issuance of common stock under employee stock purchase plan	2,606	—
Proceeds from the issuance of funding debt	606,051	159,557
Proceeds from the issuance of corporate debt	10,000	—
Payments of debt issuance costs	(4,655)	(1,185)

	Nine Months Ended September 30,
	2016	2015
Repayments of funding debt principal	(328,321)	(196,118)
Repayments of corporate debt principal	—	(12,000)
Net cash provided by (used in) financing activities	285,236	(44,479)
Effect of exchange rate changes on cash and cash equivalents	429	(1,564)
Net decrease in cash and cash equivalents	(73,874)	(54,720)
Cash and cash equivalents at beginning of period	159,822	220,433
Cash and cash equivalents at end of period	$85,948	$165,713
Supplemental disclosure of other cash flow information
Cash paid for interest	$16,282	$11,739
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$1,025	$597
Loans transferred from loans held for sale to loans held for investment	$861	$1,348
Unpaid principal balance of term loans rolled into new originations	$200,637	$194,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies
On Deck Capital, Inc.’s principal activity is providing financing to small businesses located throughout the United States, as well as in Canada and Australia, through term loans and lines of credit. We use technology and analytics to aggregate data about a business and then quickly and efficiently analyze the creditworthiness of the business using our proprietary credit-scoring model. We originate most of the loans in our portfolio and also purchase loans from our issuing bank partner. We subsequently transfer most of our loan volume into one of our wholly-owned subsidiaries or sell them through OnDeck Marketplace®.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, for interim financial information. The results of operations for the periods presented are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, including the related notes, and the other information contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain reclassifications have been made to the prior period amounts to conform to the current period presentation. When used in these notes to unaudited condensed consolidated financial statements, the terms “we,” “us,” “our” or similar terms refers to On Deck Capital, Inc. and its consolidated subsidiaries.
The unaudited condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries and subsidiaries in which we have a controlling financial interest. All intercompany transactions and accounts have been eliminated in consolidation.
Other than as described below and in Recently Adopted Accounting Standards, during the nine months ended September 30, 2016, there were no material changes to our significant accounting policies as disclosed under Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates include allowance for loan losses, valuation of warrants, stock-based compensation expense, fair value of servicing assets/liabilities and loans purchased, capitalized software development costs, the useful lives of long-lived assets and the valuation allowance for deferred tax assets. We base our estimates on historical experience, current events and other factors we believe to be reasonable under the circumstances. These estimates and assumptions are inherently subjective in nature; actual results may differ from these estimates and assumptions.
Purchases of Loans
From time to time, we may purchase loans that we previously sold to third parties. We generally determine the price we are willing to pay for those loans through arm's-length negotiations and by using a discounted cash flow model which contain certain unobservable inputs such as discount rate, renewal rate and default rate, with adjustments that management believes a market participant would consider. We may also obtain third-party valuations of pools of loans we are considering purchasing. Upon purchase, loans are recorded at their acquisition price which represents fair value. The amortized cost of the purchased loans, which includes unpaid principal balances and any related premiums or discounts, when applicable, are included in loans held for investment on the unaudited condensed consolidated balance sheets.
Performance-Based Restricted Stock Units
In the third quarter of 2016, the Compensation Committee of the Board of Directors approved performance-based compensation awards to certain members of executive management and other key personnel. The performance-based compensation awards consist of performance-based restricted stock units, or PRSUs, to be settled solely in shares of our common stock, as well as performance units, to be settled solely in cash. The value of the awards is based on achieving a target performance level established by the Compensation Committee and the award value may increase or decrease based on actual performance relative to the target level. The compensation expense related to the PRSUs and performance units will be recorded on a straight-line basis with the expense being adjusted prospectively as our estimate of the expected performance is reassessed each reporting period.
Recently Adopted Accounting Standards

In April 2015, the FASB issued Accounting Standards Update, or ASU, 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU simplifies the presentation of debt issuance costs by requiring that unamortized debt issuance costs be presented as a reduction of the applicable liability rather than an asset. The guidance was effective on January 1, 2016 and was required to be applied retrospectively. Accordingly, $4.2 million of deferred debt issuance costs on the consolidated balance sheet at December 31, 2015 has been reclassified to be presented as a reduction of the carrying value of the associated debt to conform with the current period presentation.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue Recognition, which creates ASC 606, Revenue from Contracts with Customers, and supersedes ASC 605, Revenue Recognition. ASU 2014-09 requires revenue to be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services and also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows from customer contracts. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which makes amendments to the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction and impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which makes amendments to the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which makes amendments to the new revenue standard regarding assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at the time of transition to the new standard. Each amendment has the same effective date and transition requirements as the new revenue recognition standard. We are currently assessing the impact that the adoption of this guidance will have on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The new guidance will be effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted in any interim or annual period. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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

2. Net Loss Per Common Share
Basic and diluted net loss per common share is calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$(17,173)	$3,507	$(49,022)	$2,912
Less: net loss attributable to noncontrolling interest	539	226	1,920	458
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$(16,634)	$3,733	$(47,102)	$3,370
Denominator:
Weighted-average common shares outstanding:
Basic	70,971,895	69,678,742	70,750,037	69,472,636
Weighted-average effect of dilutive securities:
Stock options	—	5,151,449	—	5,607,795
Restricted stock and RSU's	—	16,531	—	52,229
Employee stock purchase program	—	—	—	—
Warrants to purchase common stock	—	279,018	—	281,688
Diluted weighted-average common shares outstanding	70,971,895	75,125,740	70,750,037	75,414,348
Net income (loss) attributable to On Deck Capital, Inc. common stockholders per common share:
Basic	$(0.23)	$0.05	$(0.67)	$0.05
Diluted	$(0.23)	$0.05	$(0.67)	$0.04
Diluted loss per common share is the same as basic loss per common share for all loss periods presented because the effect of potentially dilutive items were anti-dilutive given our net losses in those periods. The following common share equivalent securities have been excluded from the calculation of weighted-average common stock outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Anti-Dilutive Common Share Equivalents
Warrants to purchase common stock	22,000	22,000	22,000	309,792
Restricted stock units	4,225,480	1,120,030	4,225,480	1,163,580
Employee stock purchase program	40,706	18,176	40,706	18,176
Stock options	11,997,551	5,344,263	11,997,551	10,928,551
Total anti-dilutive common share equivalents	16,285,737	6,504,469	16,285,737	12,420,099

In September 2014 we issued a warrant to purchase 2,206,496 shares of common stock to a strategic partner. The number of exercisable shares is dependent upon performance conditions. On September 30, 2016, a performance condition was not met and the right to purchase 220,650 shares associated with the warrant expired. The right to purchase the remaining shares of common stock associated with the warrant will expire on September 30, 2017 if certain other performance conditions are not met.
The weighted-average exercise price for warrants to purchase 2,007,846 shares of common stock was $10.70 as of September 30, 2016. For the three months and nine months ended September 30, 2016 and 2015 a warrant to purchase 1,985,846 and 2,206,496 shares of common stock, respectively, was excluded from anti-dilutive common share equivalents as performance conditions had not been met.

3. Loans Held for Investment and Allowance for Loan Losses
Loans held for investment consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Term loans	$783,803	$482,596
Lines of credit	105,500	61,194
Total unpaid principal balance	889,303	543,790
Net deferred origination costs	16,024	8,952
Total loans held for investment	$905,327	$552,742
On June 15, 2016, we paid $6.7 million to purchase term loans that we previously sold to a third party which are included in the unpaid principal balance of loans held for investment on the unaudited condensed consolidated balance sheets at September 30, 2016.
We include both loans we originate and loans funded by our issuing bank partner and later purchased by us as part of our originations. During the three months ended September 30, 2016 and 2015, we purchased such loans in the amount of $147.3 million and $56.1 million, respectively. During the nine months ended September 30, 2016 and 2015, we purchased such loans in the amount of $381.0 million and $159.6 million, respectively.
The activity in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$73,849	$53,052	$53,311	$49,804
Provision for loan losses	36,586	16,239	94,294	54,865
Loans charged off	(25,268)	(18,839)	(65,411)	(57,853)
Recoveries of loans previously charged off	2,201	2,135	5,174	5,771
Allowance for loan losses at end of period	$87,368	$52,587	$87,368	$52,587
When loans are charged-off, we may continue to attempt to recover amounts from the respective borrowers and guarantors, or pursue our rights through formal legal action. Alternatively, we may sell such previously charged-off loans to a third-party debt collector. The proceeds from these sales are recorded as a component of the recoveries of loans previously charged off. For the three months ended September 30, 2016 and 2015, previously charged-off loans sold accounted for $1.2 million and $1.5 million, respectively, of recoveries of loans previously charged off. For the nine months ended September 30, 2016 and 2015, previously charged-off loans sold accounted for $3.1 million and $4.4 million, respectively, of recoveries of loans previously charged off.
As of September 30, 2016 and December 31, 2015, our off-balance sheet credit exposure related to the undrawn line of credit balances was $149.6 million and $89.1 million, respectively. The related accrual for unfunded loan commitments was $3.8 million and $4.2 million as of September 30, 2016 and December 31, 2015, respectively. Net adjustments to the accrual for unfunded loan commitments are included in general and administrative expenses.
The following table contains information, on a combined basis, regarding the unpaid principal balance of loans we originated and the amortized cost of loans purchased from third parties other than our issuing bank partner related to non-delinquent, paying delinquent and non-paying delinquent loans as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Non-delinquent loans	$810,531	$486,729
Delinquent: paying (accrual status)	46,736	28,192
Delinquent: non-paying (non-accrual status)	32,036	28,869
Total	$889,303	$543,790
The portion of the allowance for loan losses attributable to non-delinquent loans was $45.3 million and $27.0 million, as of September 30, 2016 and December 31, 2015, respectively, while the portion of the allowance for loan losses attributable to delinquent loans was $42.1 million and $26.3 million as of September 30, 2016 and December 31, 2015, respectively.

The following table contains information, on a combined basis, regarding the unpaid principal balance of loans we originated and the amortized cost of loans purchased from third parties other than our issuing bank partner by delinquency status as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
By delinquency status:
Non-delinquent loans	$810,531	$486,729
1-14 calendar days past due	23,743	21,360
15-29 calendar days past due	12,045	8,703
30-59 calendar days past due	21,172	10,347
60-89 calendar days past due	12,437	7,443
90 + calendar days past due	9,375	9,208
Total unpaid principal balance	$889,303	$543,790
4. Servicing Rights
As of September 30, 2016 and December 31, 2015, we serviced for others term loans with a remaining unpaid principal balance of $233.6 million and $345.9 million, respectively. During the three months ended September 30, 2016 and 2015, we sold through OnDeck Marketplace loans with an unpaid principal balance of $87.5 million and $169.0 million, respectively, and during the nine months ended September 30, 2016 and 2015, we sold loans with an unpaid principal balance of $284.9 million and $404.1 million, respectively.
For the three months ended September 30, 2016 and 2015, we earned servicing revenue of $0.3 million and $1.3 million, respectively. For the nine months ended September 30, 2016 and 2015, we earned servicing revenue of $0.9 million and $2.7 million, respectively.
The following table summarizes the activity related to the fair value of our servicing assets for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fair value at the beginning of period	$1,989	$78	$3,489	$—
Addition:
Servicing resulting from transfers of financial assets	717	1,466	2,272	1,544
Changes in fair value:
Change in inputs or assumptions used in the valuation model	—	972	—	972
Changes in fair value (1)	(1,019)	(264)	(4,074)	(264)
Fair value at the end of period (Level 3)	$1,687	$2,252	$1,687	$2,252
  ___________
(1) Represents changes due to collection of expected cash flows through September 30, 2016 and 2015 recognized through other income on the unaudited condensed consolidated statement of operations

5. Debt
The following table summarizes our outstanding debt as of September 30, 2016 and December 31, 2015 (in thousands):

Description	Type	Maturity Date	Weighted Average Interest Rate at September 30, 2016	September 30, 2016	December 31, 2015
Funding Debt:
ODAST II Agreement	Securitization Facility	May 2020 (1)	4.7%	$250,000	$—
ODART Agreement	Revolving	September 2017	3.2%	106,182	42,090
RAOD Agreement	Revolving	May 2017	3.5%	99,985	47,465
PORT Agreement	Revolving	June 2017	2.8%	67,313	59,415
ODAF Agreement	Revolving	August 2019 (2)	7.8%	64,521	—
ODAC Agreement	Revolving	May 2017	9.8%	59,888	27,699
SBAF Agreement	Revolving	Various (3)	6.5%	5,458	12,783
Partner Synthetic Participations	Term	Various (4)	Various	3,575	6,861
ODAP Agreement	Revolving	August 2017 (5)	5.0%	—	8,819
ODAST Agreement (6)	Securitization Facility	May 2018	—%	—	174,980
				656,922	380,112
Deferred Debt Issuance Cost				(5,169)	(4,222)
Total Funding Debt				$651,753	$375,890

Corporate Debt:
Square 1 Agreement	Revolving	January 2017 (7)	4.5%	$12,700	$2,700
Deferred Debt Issuance Cost				—	(5)
Total Corporate Debt				$12,700	$2,695
___________

(1)	The period during which remaining cash flow can be used to purchase additional loans expires April 2018.

(2)	The period during which new borrowings may be made under this debt facility expires in August 2018.

(3)	Maturity dates range from October 2016 through August 2017.

(4)	Maturity dates range from October 2016 through June 2018.

(5)	The period during which new borrowings may be made under this debt facility expired in August 2016.

(6)	This debt facility was terminated in May 2016.

(7)	On October 11, 2016 the maturity date was extended to January 2017.
On April 28, 2016, we amended the ODAC Agreement to increase the revolving commitment from an aggregate amount of $50 million to $75 million, increase the interest rate from LIBOR plus 8.25% to LIBOR plus 9.25%, increase in the borrowing base advance rate from 70% to 75% and make certain other related changes.
On May 17, 2016, we, through a wholly-owned subsidiary, OnDeck Asset Securitization Trust II LLC, or the ODAST II, entered into a $250 million asset-backed securitization facility with Deutsche Bank Trust Company Americas, as indenture trustee. The notes under the facility were issued in two classes; Class A in the amount of $211.5 million and Class B in the amount of $38.5 million. The Class A and Class B notes bear interest at a fixed rate of 4.21% and 7.63%, respectively. Interest only payments began in June 2016 and are payable monthly through May 2018. Beginning June 2018, monthly payments will consist of both principal and interest with a final maturity of May 2020. Concurrent with the closing of the ODAST II securitization, we voluntarily prepaid in full $175 million of funding debt outstanding from our prior asset-backed securitization transaction, or the ODAST Agreement. The remaining unamortized deferred issuance costs related to the ODAST Agreement of $1.6 million were written-off and are included within Funding Costs on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2016.
On June 17, 2016, we, through a wholly-owned subsidiary, amended our existing asset-backed revolving debt facility, or the ODART Agreement, to reintroduce Class B revolving loans from the Class B Revolving Lender resulting in additional funding capacity of $12.4 million, thereby increasing the total revolving commitment from $150 million to $162.4 million, establishing a

Class B interest rate equal to LIBOR plus 8%, a borrowing base advance rate for the Class B revolving loans of 92% and make certain other changes.
On August 19, 2016, we, through a wholly-owned subsidiary, entered into a $100 million asset-backed revolving debt facility, or the ODAF Agreement. The commitment bears interest at LIBOR plus 7.25%, has a borrowing base advance rate of up to 80% and matures in August 2019.

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
The following tables present information about our assets that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
Description	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$1,687	$1,687
Total assets	$—	$—	$1,687	$1,687

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$3,489	$3,489
Total assets	$—	$—	$3,489	$3,489
There were no transfers between levels during the nine months ended September 30, 2016 or during the year ended December 31, 2015.

The following tables present quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurement as of September 30, 2016 and December 31, 2015:

		September 30, 2016
	Unobservable input	Minimum	Maximum	Weighted-Average
Servicing Assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service (1)	0.09%	0.12%	0.11%
	Renewal rate	50.47%	57.33%	53.40%
	Default rate	10.12%	10.72%	10.33%

		December 31, 2015
	Unobservable input	Minimum	Maximum	Weighted-Average
Servicing Assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service (1)	0.09%	0.09%	0.09%
	Renewal rate	31.78%	53.21%	53.21%
	Default rate	6.43%	10.36%	10.00%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance

Changes in certain of the unobservable inputs noted above may have a significant impact on the fair value of our servicing asset. The following table summarizes the effect adverse changes in estimate would have on the fair value of the servicing assets as of September 30, 2016 and December 31, 2015 given hypothetical changes in default rate and cost to service (in thousands):

	September 30, 2016	December 31, 2015
	Servicing Assets
Default rate assumption:
Default rate increase of 25%	$(107)	$(145)
Default rate increase of 50%	$(207)	$(282)
Cost to service assumption:
Cost to service increase by 25%	$(57)	$(79)
Cost to service increase by 50%	$(114)	$(159)
Assets and Liabilities Disclosed at Fair Value
Because our loans held for investment, loans held for sale and fixed-rate debt are not measured at fair value, we are required to disclose their fair value in accordance with ASC 825. Due to the lack of transparency and comparable loans, we utilize an income valuation technique to estimate fair value. We utilize industry-standard modeling, such as discounted cash flow models, to arrive at an estimate of fair value and may utilize third-party service providers to assist in the valuation process. This determination requires significant judgments to be made.

	September 30, 2016
Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$817,959	$886,816	$—	$—	$886,816
Loans held for sale	986	1,039	—	—	1,039
Total assets	$818,945	$887,855	$—	$—	$887,855

Description
Liabilities:
Fixed-rate debt	$259,033	$245,852	$—	$—	$245,852
Total fixed-rate debt	$259,033	$245,852	$—	$—	$245,852

	December 31, 2015
Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$499,431	$545,740	$—	$—	$545,740
Loans held for sale	706	763	—	—	763
Total assets	$500,137	$546,503	$—	$—	$546,503

Description
Liabilities:
Fixed-rate debt	$194,624	$190,411	$—	$—	$190,411
Total fixed-rate debt	$194,624	$190,411	$—	$—	$190,411
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

7. Noncontrolling Interest
The following table summarizes changes in equity, including the equity attributable to noncontrolling interests, for the nine months ended September 30, 2016 and September 30, 2015:

	Nine Months Ended September 30, 2016
	On Deck Capital, Inc.'s stockholders' equity	Noncontrolling interest	Total
Balance as of January 1, 2016	$322,813	$6,609	$329,422
Net income (loss)	(47,102)	(1,920)	(49,022)
Stock-based compensation (1)	11,399	—	11,399
Employee stock purchase plan	3,996	—	3,996
Cumulative translation adjustment	216	177	393
Exercise of options and warrants	168	—	168
Purchase of shares for treasury	(576)	—	(576)
Balance at September 30, 2016	290,914	4,866	295,780

Comprehensive income (loss):
Net income (loss)	(47,102)	(1,920)	(49,022)
Other comprehensive income (loss):
Foreign currency translation adjustment	216	177	393
Comprehensive income (loss)	$(46,886)	$(1,743)	$(48,629)

	Nine Months Ended September 30, 2015
	On Deck Capital, Inc.'s stockholders' equity	Noncontrolling interest	Total
Balance as of January 1, 2015	$310,605	$—	$310,605
Net income (loss)	3,370	(458)	2,912
Stock-based compensation	8,065	—	8,065
OnDeck Australia capitalization	—	6,870	6,870
Exercise of options and warrants	2,422	—	2,422
Cumulative translation adjustment	(669)	(546)	(1,215)
Other	(183)	—	(183)
Balance at September 30, 2015	323,610	5,866	329,476

Comprehensive income (loss):
Net income (loss)	3,370	(458)	2,912
Other comprehensive income (loss):
Foreign currency translation adjustment	(669)	(546)	(1,215)
Comprehensive income (loss)	$2,701	$(1,004)	$1,697
___________
(1) Includes only the amount of stock-based compensation recognized through additional paid-in capital and does not include stock-based compensation from the employee stock purchase plans.

In the second quarter of 2015, we acquired a 55% interest in On Deck Capital Australia PTY LTD, or OnDeck Australia, with the remaining 45% owned by unrelated third parties. Additionally, in the third quarter of 2015, we acquired a 67% interest in an entity with the remaining 33% owned by an unrelated third party strategic partner for the purpose of providing small business loans to customers of the third party. We consolidate the financial position and results of operations of these entities. The noncontrolling interest, which is presented as a separate component of our consolidated equity, represents the minority owner's proportionate share of the equity of the jointly owned entities. The noncontrolling interest is adjusted for the minority owner's share of the earnings, losses, investments and distributions.

8. Stock-Based Compensation
Options
The following table summarizes option activity for the nine months ended September 30, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	10,711,324	$6.16
Granted	2,022,999	$5.98
Exercised	(420,846)	$0.59
Forfeited	(234,919)	$9.47
Expired	(81,007)	$12.59
Outstanding at September 30, 2016	11,997,551	$6.20	7.57	$25,101
Exercisable at September 30, 2016	6,629,040	$4.51	6.74	$21,610
Vested or expected to vest as of September 30, 2016	11,721,660	$6.16	7.57	$25,063
Total compensation cost related to unvested option awards not yet recognized as of September 30, 2016 was $19.3 million and will be recognized over a weighted-average period of approximately 2.47 years. The aggregate intrinsic value of employee options exercised during the three months ended September 30, 2016 and 2015 was $0.9 million and $1.8 million, respectively. The aggregate intrinsic value of employee options exercised during the nine months ended September 30, 2016 and 2015 was $2.4 million and $9.7 million, respectively.
Restricted Stock Units
The following table summarizes activity in our RSUs and PRSUs during the nine months ended September 30, 2016:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2016	1,853,452	$12.85
RSUs and PRSUs granted	2,991,803	$6.62
RSUs vested	(292,595)	$14.88
RSUs forfeited/expired	(327,180)	$10.52
Unvested at September 30, 2016	4,225,480	$8.48
Expected to vest after September 30, 2016	3,438,805	$9.17
During the nine months ended September 30, 2016, in addition to granting RSUs, we also granted 194,207 PRSUs with a grant date fair value of $5.95. For each of the three annual performance periods, one-third (1/3) of the total PRSUs may vest depending upon achievement of performance-based targets. Participants have the ability to earn up to 150% of the baseline award based on certain levels of achievement in excess of the relevant target performance level or could earn less than the baseline award, or nothing at all, based on certain levels of achievement below the relevant target performance level. Measurement of performance is based on a twelve-month period ending June 30 of each year. Performance goals have yet to be established for the twelve-month performance periods ending June 30, 2018 and June 30, 2019.
As of September 30, 2016, there was $23.9 million of unrecognized compensation cost related to unvested RSUs and PRSUs, which is expected to be recognized over the next 3.15 years.

Stock-based compensation expense related to stock options, RSUs, PRSUs and the 2014 Employee Stock Purchase Plan are included in the following line items in our accompanying consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales and marketing	$920	$1,012	$2,749	$2,180
Technology and analytics	793	778	2,437	1,719
Processing and servicing	227	227	781	530
General and administrative	1,821	1,690	5,456	3,636
Total	$3,761	$3,707	$11,423	$8,065

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
Contingencies
Two separate putative class actions were filed in August 2015 in the United States District Court for the Southern District of New York against us, certain of our executive officers, our directors and certain or all of the underwriters of our initial public offering. The suits allege that the registration statement and prospectus for our initial public offering contained materially false and misleading statements regarding, or failed to disclose, certain information in violation of the Securities Act of 1933, as amended. The suits seek a determination that the case is a proper class action and/or certification of the plaintiff as a class representative, rescission or a rescissory measure of damages and/or unspecified damages, interest, attorneys’ fees and other fees and costs. On February 18, 2016, the court issued an order (1) consolidating the two cases, (2) selecting the lead plaintiff and (3) appointing lead class counsel.  On March 18, 2016, the lead plaintiff filed an amended complaint. In accordance with the court approved schedule for the case as modified by the court, on June 13, 2016 we filed a motion to dismiss the case and on September 9, 2016, the lead plaintiff filed his opposition to the motion to dismiss. On September 26, 2016, the lead plaintiff filed a notice of voluntary dismissal of the consolidated cases without prejudice as to all parties, which was so ordered by the court on September 28, 2016.
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
Forward-looking statements appear throughout this report, including in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements can generally be identified by words such as “will,” “enables,” “expects,” “intends,” “may,” “allows,” “plans,” “continues,” “believes,” “anticipates,” “estimates” or similar expressions.
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
Important factors that could cause or contribute to such differences include risks relating to: our ability to attract potential customers to our platform; the degree to which potential customers apply for loans, are approved and borrow from us; anticipated trends, growth rates, originations and challenges in our business and in the markets in which we operate; the ability of our customers to repay loans and our ability to accurately assess credit worthiness; our ability to adequately reserve for loan losses; our liquidity and working capital requirements, including the availability and pricing of new debt facilities, extensions and increases to existing debt facilities, increases in our corporate line of credit, securitizations and Marketplace sales to fund our existing operations and planned growth, including the consequences of having inadequate resources to fund additional loans or draws on lines of credit; our reliance on our third-party service providers and the effect on our business of originating loans without third-party funding sources; the impact of increased utilization of cash or incurred debt to fund originations; the effect on our business of utilizing cash for voluntary loan purchases from third parties; the effect on our business of the current credit environment and increases in interest rate benchmarks; our continuing compliance measures related to our funding advisor channel and their impact; changes in our product distribution channel mix and/or our funding mix; our ability to anticipate market needs and develop new and enhanced offerings to meet those needs; interest rates and origination fees on loans; maintaining and expanding our customer base; the impact of competition in our industry and innovation by our competitors; our anticipated growth and growth strategies, including the possible introduction of new products and possible expansion into new international markets, and our ability to effectively manage that growth; our reputation and possible adverse publicity about us or our industry; the availability and cost of our funding, including challenges faced by the expiration of existing debt facilities; the impact on our business of funding loans from our cash reserves; locating funding sources for new loan products that are ineligible for funding under our existing credit or securitization facilities and the possibility of reducing originations of these loan types; the effect of potential selective pricing increases; our expected utilization of OnDeck Marketplace and the available Marketplace premiums; our failure to anticipate or adapt to future changes in our industry; our ability to hire and retain necessary qualified employees; the lack of customer acceptance or failure of our products; our ability to offer loans to our small business customers that have terms that are competitive with alternative sources of capital; our ability to issue new loans to existing customers that seek additional capital; the evolution of technology affecting our offerings and our markets; our compliance with applicable local, state and federal and non-U.S. laws, rules and regulations and their application and interpretation, whether existing, modified or new; our ability to adequately protect our intellectual property; the effect of litigation or other disputes to which we are or may be a party; the increased expenses and administrative workload associated with being a public company; failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; the estimates and estimate methodologies used in preparing our consolidated financial statements; the future trading prices of our common stock, the impact of securities analysts’ reports and shares eligible for future sale on these prices; our ability to prevent or discover security breaks, disruption in service and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of our platform or adversely impact our ability to service our loans; and other risks, including those described in “Part I - Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and in "Part II - Item 1A. Risk Factors" in this report, as well as other documents that we file with the SEC from time to time which are available on the SEC website at www.sec.gov.
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

Overview
We are a leading online platform for small business lending. We are seeking to transform small business lending by making it efficient and convenient for small businesses to access capital. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources to assess the creditworthiness of small businesses rapidly and accurately. Small businesses can apply for a term loan or line of credit on our website in minutes and, using our proprietary OnDeck Score®, we can make a funding decision immediately and transfer funds as fast as the same day. We have originated more than $5 billion of loans since we made our first loan in 2007. Our loan originations have increased at a compound annual growth rate of 60% from 2013 to 2015 and had year-over-year growth rates of 27% and 34% for the three months and nine months ended September 30, 2016.
We generate the majority of our revenue through interest income and fees earned on the term loans we retain. Our term loans, which we offer in principal amounts ranging from $5,000 to $500,000 and with maturities of 3 to 36 months, feature fixed dollar repayments. Our lines of credit range from $6,000 to $100,000, and are repayable within six or 12 months of the date of the latest funds draw. We earn interest on the balance outstanding and lines of credit are subject to a monthly fee unless the customer makes a qualifying minimum draw, in which case it is waived for the first six months. In September 2015, in response to what we believe to be the unmet demand of larger, higher credit quality businesses, we began offering term loans up to $500,000 with terms as long as 36 months as compared to our previous limits of $250,000 and 24 months. We also increased the maximum size of our line of credit from $25,000 to $100,000. In October 2013, we began generating revenue by selling some of our term loans to third-party institutional investors through our OnDeck Marketplace®. The balance of our revenue comes from our servicing and other fee income, which primarily consists of fees we receive for servicing loans owned by third-parties and marketing fees from our issuing bank partner.
We rely on a diversified set of funding sources for the capital we lend to our customers. Our primary source of this capital has historically been debt facilities with various financial institutions. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. As of September 30, 2016, we had $656.9 million of funding debt principal outstanding and $796.5 million total borrowing capacity under such debt facilities. During the third quarter of 2016 and 2015, we sold approximately $89.9 million and $173.7 million, respectively, while for the nine months ended September 30, 2016 and 2015, we sold $292.9 million and $415.8 million, respectively, of loans to OnDeck Marketplace investors. In May 2016, we completed a second securitization transaction, pursuant to which we issued $250 million initial principal amount of asset-backed notes secured by a revolving pool of OnDeck small business loans. This represents an increase of $75 million over our first securitization transaction in May 2014. Additionally, in August 2016, we established a new asset-backed revolving debt facility providing a commitment of up to $100 million. Of the total principal outstanding as of September 30, 2016, including our loans held for investment and loans held for sale, plus loans sold to OnDeck Marketplace investors which had a balance remaining as of September 30, 2016, 21% were funded via OnDeck Marketplace investors, 44% were funded via our debt facilities, 25% were financed via proceeds raised from our securitization transaction and 10% were funded via our own equity.
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

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Originations	$612,557	$482,653	$1,771,906	$1,317,672
Unpaid Principal Balance	$889,303	$504,314	$889,303	$504,314
Average Loans	$856,303	$541,151	$748,997	$541,808
Average Interest Earning Assets	$841,270	$531,223	$735,825	$529,756
Loans Under Management	$1,123,863	$781,357	$1,123,863	$781,357
Average Loans Under Management	$1,087,641	$748,266	$1,015,768	$687,844
Effective Interest Yield	32.8%	34.8%	33.4%	36.1%
Marketplace Gain on Sale Rate	3.0%	9.7%	4.3%	8.5%
Average Funding Debt Outstanding	$597,678	$351,675	$505,406	$364,742
Cost of Funds Rate	5.7%	5.8%	5.9%	5.5%
Provision Rate	6.9%	5.1%	6.4%	5.9%
Reserve Ratio	9.8%	10.4%	9.8%	10.4%
15+ Day Delinquency Ratio	6.2%	7.5%	6.2%	7.5%
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
Unpaid Principal Balance
Unpaid Principal Balance represents the total amount of principal outstanding of term loans held for investment, amounts outstanding under lines of credit and the amortized cost of loans purchased from third parties other than our issuing bank partner at the end of the period. It excludes net deferred origination costs, allowance for loan losses and any loans sold or held for sale at the end of the period.
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
Recent pricing trends are discussed under the subheading “Key Factors Affecting Our Performance - Pricing.”
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
Cost of Funds Rate
Cost of Funds Rate is our funding cost, which is the interest expense, fees and amortization of deferred debt issuance costs we incur in connection with our lending activities across all of our debt facilities, divided by Average Funding Debt Outstanding. For full years, it is calculated as our funding cost divided by Average Funding Debt Outstanding and for interim periods it is calculated as our annualized funding cost for the period divided by Average Funding Debt Outstanding.
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
15+ Day Delinquency Ratio
15+ Day Delinquency Ratio equals the aggregate Unpaid Principal Balance for our loans that are 15 or more calendar days past due as of the end of the period as a percentage of the Unpaid Principal Balance. The Unpaid Principal Balance for our loans that are 15 or more calendar days past due includes loans that are paying and non-paying. Because the majority of our loans require daily repayments, excluding weekends and holidays, they may be deemed delinquent more quickly than loans from traditional lenders that require only monthly payments.
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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation; and

•	Adjusted EBITDA does not reflect interest associated with debt used for corporate purposes or tax payments that may represent a reduction in cash available to us.
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$(17,173)	$3,507	$(49,022)	$2,912
Adjustments:
Interest expense	111	70	186	250
Income tax expense	—	—	—	—
Depreciation and amortization	2,452	1,678	6,887	4,621
Stock-based compensation expense	3,761	3,707	11,423	8,065
Adjusted EBITDA	$(10,849)	$8,962	$(30,526)	$15,848

Adjusted Net Income (Loss)
Adjusted Net Income (Loss) represents our net income (loss) adjusted to exclude stock-based compensation expense, each on the same basis and with the same limitations as described above for Adjusted EBITDA, and net loss attributable to noncontrolling interest.
The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss)
Net income (loss)	$(17,173)	$3,507	$(49,022)	$2,912
Adjustments:
Net loss attributable to noncontrolling interest	539	226	1,920	458
Stock-based compensation expense	3,761	3,707	11,423	8,065
Adjusted Net Income (Loss)	$(12,873)	$7,440	$(35,679)	$11,435

Key Factors Affecting Our Performance
Originations
For the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, the growth in originations was driven by business from repeat customers, increased average loan size and the addition of new customers. During the third quarter of 2016, total originations grew 27% as compared to the prior year period, to $612.6 million. In addition, during the third quarter of 2016, the outstanding balance of our lines of credit increased. Line of credit originations made up 15.4% and 9.2% of total dollar originations in the third quarter of 2016 and 2015, respectively.
The number of weekends and holidays in a period can impact our business. Many small businesses tend to apply for loans on weekdays, and such businesses may be closed at least part of a weekend and on holidays. In addition, our loan fundings and automated customer loan repayments only occur on weekdays (excluding bank holidays).
We anticipate that our future growth will continue to depend, in part, on attracting new customers. We plan to continue our sales and marketing spending to attract these customers, while controlling for cost per customer acquisition, and we also plan to increase our analytics spending to better identify potential customers. Collective originations through our direct and strategic partner channels made up 73% and 76% of total originations from all customers for the three months ended September 30, 2016 and 2015, respectively. We plan to continue investing in direct marketing and sales, increasing our brand awareness and growing our strategic partnerships.
The following tables summarize the percentage of loans made to all customers originated by our three distribution channels for the periods indicated. From time to time, management is required to make judgments to determine customers' appropriate channel distribution.

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Originations (Number of Loans)	2016	2015	2016	2015
Direct and Strategic Partner	79.8%	81.4%	80.3%	79.3%
Funding Advisor	20.2%	18.6%	19.7%	20.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Originations (Dollars)	2016	2015	2016	2015
Direct and Strategic Partner	73.0%	75.5%	73.1%	71.8%
Funding Advisor	27.0%	24.5%	26.9%	28.2%
We originate term loans and lines of credit to customers who are new to OnDeck as well as to repeat customers. New originations are defined as new term loan originations plus all line of credit draws in the period, including subsequent draws on existing lines of credit. Renewal originations include term loans only. We believe our ability to increase adoption of our offerings within our existing customer base will be important to our future growth. A component of our future growth will include increasing the length of our customer life cycle by expanding our offerings. We believe our significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in products and services. Repeat customers generally account for our highest quality loans, given that successful repayment of an initial loan is a positive indicator of future credit performance, and OnDeck has more data about a repeat loan applicant than a new loan applicant. From our 2013 customer cohort, customers who took at least three term loans grew their revenue and bank balance on average by 28% and 50%, respectively, from their initial loan to their third term loan. Similarly, from our 2014 customer cohort, customers who took at least three term loans grew their revenue and bank balance on average by 30% and 57%, respectively. In the third quarter of 2016, 22.1% percent of our origination volume from repeat customers was attributable to unpaid principal balance rolled from existing term loans directly into such repeat originations. In order for a current customer to qualify for a new term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

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

We reserve for probable credit losses inherent in the portfolio upon origination, and as a result, the Provision Rate is significantly impacted by the expectation of credit losses for the period’s originations volume as well as changes in the expected performance of our seasoned loan portfolio. For the three months ended September 30, 2016, the Provision Rate was 6.9% as compared to 6.3% for the three months ended June 30, 2016. The increase in the rate was primarily the result of a build of loss reserves for term loans originated in prior periods, generally reflecting an increase in delinquency roll rates from historically low levels. As a percentage of Unpaid Principal Balance, non-delinquent loans were approximately 91% and 92% as of September 30, 2016 and June 30, 2016, respectively.

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
We believe that our pricing has historically fallen between traditional bank loans to small businesses and certain non-bank small business financing alternatives such as merchant cash advances. The weighted average pricing on our originations has generally declined over time as measured by both average “Cents on Dollar” borrowed per month and APR as shown in the table below.

	Q3 2016	Q2 2016	Q1 2016	Q4 2015	Q3 2015	Q2 2015	Q1 2015	2014	2013
Weighted Average Term Loan “Cents on Dollar” Borrowed, per Month	1.85¢	1.75¢	1.78¢	1.82¢	1.86¢	2.04¢	2.15¢	2.32¢	2.65¢
Weighted Average APR - Term Loans and Lines of Credit	42.1%	40.2%	40.6%	41.4%	42.7%	46.5%	49.3%	54.4%	63.4%
We attribute this general pricing shift to longer average loan term lengths, increased originations from our lower cost direct and strategic partner channels as a percentage of total originations, the growth of our line of credit offering which is generally priced at lower APR levels than our term loans, and the introduction of our customer loyalty program in the first half of 2015. Our customer loyalty program reduces APR for qualifying repeat customers, who historically have exhibited stronger credit characteristics than new customers, demonstrated successful loan history by paying down previous loans and generated stronger unit economics in part due to the lower customer acquisition cost, or CAC, of a repeat customer. This aligns with our goal of building long-term relationships with our customers. During the third quarter of 2016, we implemented selective price increases which increased our weighted average COD and weighted average APR. We intend to continue to manage the pricing of our loans to optimize between risk-adjusted yields and loan origination volume.
“Cents on Dollar” borrowed reflects the total interest to be paid by a customer to us for each dollar of principal borrowed, and does not include the loan origination fee. As of September 30, 2016, the APRs of our term loans outstanding ranged from 9.1% to 99.0% and the APRs of our lines of credit outstanding ranged from 13.0% to 39.9%. Because many of our loans are short term in nature and APR is calculated on an annualized basis, we believe that small business customers tend to understand and evaluate term loans, especially those of a year or less, primarily on a COD borrowed or similar dollar cost basis (expressing the cost of borrowing in dollar terms), rather than APR.  While annualized rates like APR may help a borrower compare similar loan options, an annualized rate may be less useful, especially for loans of 12 months or less, because it is sensitive to duration.  For loans of 12 months or less, small differences in loan term can yield large changes in the associated APR, which may make comparisons and understanding of total dollar interest cost more difficult.  In order to provide our customers with additional information, however, we are adopting the recently announced SMART (Straightforward Metrics Around Rate and Total cost) Box, a model pricing disclosure and comparison tool introduced by the Innovative Lending Platform Association of which we are a founding member. Among other things, the SMART Box will include APR disclosure.
The table above provides APRs for prior periods as supplemental information for comparative purposes.  Historically, we have not used APR as an internal metric to evaluate performance of our business or as a basis to compensate our employees or to measure their performance. The interest on commercial business loans is also tax deductible as permitted by law compared to typical personal loans which do not provide a tax deduction. APR does not give effect to the small business customer’s possible tax deductions and cash savings associated with business related interest expenses.
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
In addition to individual loan pricing and the number of days in a period, there are many other factors that can affect EIY, including:

•
Channel Mix - In general, loans originated from the direct and strategic partner channels have lower EIYs than loans from the funding advisor channel primarily due to their lower rates, lower acquisition costs and lower loss rates.  The direct and strategic partner channels have, in the aggregate, made up 73% and 76% of total originations during the three months ended September 30, 2016 and 2015, respectively. We expect the combined direct and strategic partner channels' percentage of originations to remain generally comparable in the near-term.

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower EIYs, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher EIY loans because total payback is typically higher compared to a shorter length term for the same principal loan amount.  Since the introduction of our 24-month and 36-month term loans, the average length of term loan originations has increased to 13.1 from 12.3 months for the three months ended September 30, 2016 and September 30, 2015, respectively.

•
Customer Type Mix - In general, loans originated from repeat customers have lower EIYs than loans from new customers.  This is primarily due to the fact that repeat customers typically have a higher OnDeck Score and are therefore deemed to be lower risk.  In addition, repeat customers are more likely to be approved for longer term lengths than new customers given their established payment history and lower risk profiles. Finally, origination fees are generally reduced or waived for repeat term loan customers, contributing to lower EIYs. Our level of repeat customer originations in the third quarter of 2016 decreased compared to the third quarter of 2015, but remained greater than 50%.

•
Product Mix - In general, loans originated from line of credit customers have lower EIYs than loans from term loan customers.  This is primarily due to the fact that lines of credit are expected to have longer lifetime usage than term loans, enabling more time to recoup upfront acquisition costs.  For the third quarter of 2016, the average line of credit APR was 32.5%, compared to the average term loan APR which was 42.9%.  Further, draws from line of credit customers have increased to 15.4% from 9.2% of total dollar originations in the third quarter of 2016 and 2015, respectively.

•
Competition - During 2015, new lenders entered the online lending market. During the first three quarters of 2016, we believe the number of new entrants into the market as well as the amount of funding invested in these competitors from private equity or venture capital sources slowed. At the same time, more traditional small business lenders such as banks have and may continue to enter the space. As these trends evolve, competitors may attempt to obtain new customers by pricing term loans and lines of credit below prevailing market rates. This could cause downward pricing pressure as these new entrants attempt to win new customers even at the cost of pricing loans below market rates, or even at rates resulting in net losses to them. While we recognize that there has been increased competition in the market of small business loans, we believe only a small portion of our period over period EIY decline is a result of increased competition.

Since 2013, as part of our continuing initiative to reduce pricing while controlling risk, our EIY has generally declined.

Effective Interest Yield
Q3 2016	Q2 2016	Q1 2016	Q4 2015	Q3 2015	Q2 2015	Q1 2015
32.8%	33.3%	34.5%	34.2%	34.8%	35.9%	37.6%
We expect EIY to stabilize in the short term and increase thereafter as our portfolio shifts towards our higher yielding offerings and as we continue to manage the pricing of our loans to optimize between risk-adjusted yields and loan origination volume.
Sale of Whole Loans through OnDeck Marketplace
We sell whole loans to institutional investors through OnDeck Marketplace. Marketplace originations are defined as loans that are sold through OnDeck Marketplace in the period or are held for sale at the end of the period. For the three months ended September 30, 2016 and 2015, approximately 16.6% and 38.2%, respectively, of total term loan originations were designated as Marketplace originations, which resulted in $89.9 million and $173.7 million of loans sold, respectively. We have the ability to fund our originations through a variety of funding sources, including OnDeck Marketplace. Due to the flexibility of our hybrid funding model, management has the ability to exercise judgment to adjust the percentage of term loans originated through OnDeck Marketplace considering numerous factors including the premiums, if any, available to us. During the three months ended September 30, 2016, premiums decreased due, in part, to the loan mix we elected to sell. Marketplace originations increased to 16.6% of originations for the three months ended September 30, 2016 compared to 15.6% for the three months ended June 30, 2016. The lower premiums available during the three months ended September 30, 2016 resulted in a Marketplace Gain on Sale Rate of 3.0% compared to 3.5% for the three months ended June 30, 2016 and 9.7% for the three months ended September 30, 2015. Despite these trends, we elected to make Marketplace loan sales in the period to provide us an additional source of liquidity and to maintain active relationships with our institutional loan purchasers. If premiums remain steady or decreases further, we may reduce our percentage of Marketplace originations, subject to our overall financing needs including our ability to negotiate new debt facilities, or renew or modify existing debt facilities.
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
Our Marketplace originations come from one of the following two origination sources:

•	New loans which are designated at origination to be sold, referred to as “Originations of loans held for sale;” and

•
Loans which were originally designated as held for investment that are subsequently designated to be sold at the time of their renewal and which are considered modified loans, referred to as “Originations of loans held for investment, modified.”

The following table summarizes the initial principal of originations of the aforementioned two sources as it relates to the statement of cash flows during the three months ended and nine months ended of 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Originations of loans held for sale	$70,870	$128,820	$238,077	$314,134
Originations of loans held for investment, modified	15,078	38,371	54,865	72,134
Marketplace originations	$85,948	$167,191	$292,942	$386,268
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
Our CACs, on a combined basis for all three acquisition channels and evaluated as a percentage of originations, declined in the third quarter of 2016 as compared to the third quarter of 2015.  The decrease was primarily attributable to a decline in CACs in our direct channel resulting from improvements in customer targeting, increased drawn balances of our customers' lines of credit, and increased renewal activity within the direct channel on an absolute dollar basis.  The decrease in the combined CAC was partially offset by an increase in CACs across our funding advisor and strategic partner channels driven by an increase in external commissions paid in the third quarter of 2016.  Our combined CACs in the third quarter of 2016 was generally comparable to the second quarter of 2016.
Increased competition for customer response could require us to incur higher customer acquisition costs and make it more difficult for us to grow our loan originations in both unit and volume for both new as well as repeat customers.
Customer Lifetime Value
The ongoing lifetime value of our customers will be an important component of our future performance. We analyze customer lifetime value not only by tracking the “contribution” of customers over their lifetime with us, but also by comparing this contribution to the acquisition costs incurred in connection with originating such customers’ initial loans. We define the contribution to include the interest income and fees collected on a cohort of customers’ initial and repeat loans less acquisition costs for their repeat loans, estimated third party processing and servicing expenses for their initial and repeat loans, estimated funding costs (excluding any cost of equity capital) for their initial and repeat loans, and charge-offs of their initial and repeat loans. Relative to the customer lifetime value of the 2013 cohort, against like periods, the 2014 and 2015 cohorts generally exhibit improved return on investment due to economies of scale and improved efficiencies in marketing, cost of funds and processing and servicing costs, as well as credit improvements which resulted in larger average loan sizes.
In the future, we may incur greater marketing expenses to acquire new customers, we may decide to offer term loans with lower interest rates, our charge-offs may increase and our customers’ repeat purchase behavior may change, any of which could adversely impact our customers’ lifetime values to us and our operating results.

Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by term loan cohort. Net lifetime charge-offs are the unpaid principal balances charged off, including loans sold through our OnDeck Marketplace and loans held for sale on our balance sheet, less recoveries of loans previously charged off. A given cohort’s net lifetime charge-off ratio equals the cohort’s net lifetime charge-offs through September 30, 2016 divided by the cohort’s total original loan volume with both the numerator and denominator including loans sold through OnDeck Marketplace and loans held for sale. Repeat loans in both the numerator and denominator include the full renewal loan principal amount, rather than the net funded amount, which is the renewal loan’s principal amount net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment. The chart below includes all term loan originations, regardless of funding source, including loans sold through our OnDeck Marketplace or held for sale on our balance sheet.
Net Charge-off Ratios by Cohort Through September 30, 2016

	2012	2013	2014	Q1 2015	Q2 2015	Q3 2015	Q4 2015	Q1 2016	Q2 2016	Q3 2016
Principal Outstanding as of September 30, 2016	—%	—%	0.1%	0.5%	1.1%	4.1%	14.6%	29.5%	60.0%	88.6%

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

Net Cumulative Lifetime Charge-off Ratios
All Loans

Originations	2012	2013	2014	2015	Q1 2016	Q2 2016	Q3 2016
All term loans (in thousands)	$173,246	$455,931	$1,100,957	$1,703,617	$495,956	$506,097	$518,509
Weighted average term (months)	9.2	10.0	11.2	12.4	13.2	13.7	13.1
Economic Conditions
Changes in the overall economy may impact our business in several ways, including demand for our loans, credit performance, and funding costs.

•
Demand for Our Loans. In a strong economic climate, demand for our loans may increase as consumer spending increases and small businesses seek to expand. In addition, more potential customers may meet our underwriting requirements to qualify for a loan. At the same time, small businesses may experience improved cash flow and liquidity resulting in fewer customers requiring loans to manage their cash flows. In such a climate, traditional lenders may also approve loans for a higher percentage of our potential customers. In a weakening economic climate or recession, the opposite may occur.

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

•
Loan Losses. Our underwriting process is designed to limit our loan losses to levels compatible with our business strategy and financial model. Our aggregate loan loss rates from 2012 through the third quarter of 2016 have been consistent with our financial targets. Our overall loan losses are affected by a variety of factors, including external factors such as prevailing economic conditions, general small business sentiment and unusual events such as natural disasters, as well as internal factors such as the accuracy of the OnDeck Score, the effectiveness of our underwriting process and the introduction of new offerings, such as our line of credit, with which we have less experience to draw upon when forecasting their loss rates. Our loan loss rates may vary in the future.

•
Funding Costs. Changes in macroeconomic conditions may affect generally prevailing interest rates, and such effects may be amplified or reduced by other factors such as fiscal and monetary policies, economic conditions in other markets and other factors. Interest rates may also change for reasons unrelated to economic conditions. To the extent that interest rates rise, our funding costs will increase and the spread between our EIY and our Cost of Funds Rate may narrow to the extent we cannot correspondingly increase the payback rates we charge our customers. Given the current credit environment as well as recent increases and the risk of future increases in interest rate benchmarks, we believe that our Cost of Funds Rate may increase in future periods.

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
Other Revenue. Other revenue includes servicing revenue related to loans serviced for others, fair value adjustments to servicing rights, platform fees, monthly fees charged to customers for our line of credit, and marketing fees earned from our issuing bank partner, which are recognized as the related services are provided.
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
Funding Costs. Funding costs consist of the interest expense we pay on the debt we incur to fund our lending activities, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining this debt, such as banker fees, origination fees and legal fees. Such costs are expensed immediately upon early extinguishment of the related debt. Our Cost of Funds Rate will vary based on a variety of external factors, such as credit market conditions, general interest levels and interest rate spreads, as well OnDeck-specific factors, such as the increased volume and variation in our originations. We expect that our funding costs will continue to increase in absolute dollars in the near future as we incur additional debt to support future term loan and line of credit originations. Considering current and expected capital markets conditions and considering that we intend to obtain funding for our newer, currently ineligible financing products, we expect our Cost of Funds Rate to increase in future periods.
Operating Expense
Operating expense consists of sales and marketing, technology and analytics, processing and servicing, and general and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses and stock-based compensation expense, comprise a significant component of each of these expense categories. We expect our stock-based compensation expense to increase in the future. The number of employees was 718 and 638 at September 30, 2016 and December 31, 2015, respectively. We expect to continue to hire new employees in order to support our growth strategy, however, we expect the rate of employee growth to decline compared to prior periods. All operating expense categories also include an allocation of overhead, such as rent and other overhead, which is based on employee headcount.
Sales and Marketing. Sales and marketing expense consists of salaries and personnel-related costs of our sales and marketing and business development employees, as well as direct marketing and advertising costs, online and offline CACs (such as direct mail, paid search and search engine optimization costs), public relations, radio and television advertising, promotional event programs and sponsorships, corporate communications and allocated overhead. We expect our sales and marketing expense in terms of absolute dollars to stabilize in the near term as our sales and marketing activities mature and we continue to optimize marketing spend. Future sales and marketing expense may include the expense associated with warrants issued to a strategic partner if performance conditions are met as described in Note 9 of Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

 Comparison of Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$71,361	92.2%	$48,624	72.1%	$22,737	46.8%
Gain on sales of loans	2,670	3.5	16,789	24.9	(14,119)	(84.1)
Other revenue	3,340	4.3	1,985	3.0	1,355	68.3
Gross revenue	77,371	100.0	67,398	100.0	9,973	14.8
Cost of revenue:
Provision for loan losses	36,586	47.3	16,239	24.1	20,347	125.3
Funding costs	8,452	10.9	5,126	7.6	3,326	64.9
Total cost of revenue	45,038	58.2	21,365	31.7	23,673	110.8
Net revenue	32,333	41.8	46,033	68.3	(13,700)	(29.8)
Operating expenses:
Sales and marketing	16,789	21.7	15,847	23.5	942	5.9
Technology and analytics	15,050	19.5	11,111	16.5	3,939	35.5
Processing and servicing	5,181	6.7	3,352	5.0	1,829	54.6
General and administrative	12,375	16.0	12,146	18.0	229	1.9
Total operating expenses	49,395	63.9	42,456	63.0	6,939	16.3
Loss from operations	(17,062)	(22.1)	3,577	5.3	(20,639)	(577.0)
Other (expense) income:
Interest expense	(111)	(0.1)	(70)	(0.1)	(41)	58.6
Total other (expense) income:	(111)	(0.1)	(70)	(0.1)	(41)	58.6
Loss before provision for income taxes	(17,173)	(22.2)	3,507	5.2	(20,680)	(589.7)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(17,173)	(22.2)%	$3,507	5.2%	$(20,680)	(589.7)%

Revenue

	Three Months Ended September 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$71,361	92.2%	$48,624	72.1%	$22,737	46.8%
Gain on sales of loans	2,670	3.5	16,789	24.9	(14,119)	(84.1)
Other revenue	3,340	4.3	1,985	3.0	1,355	68.3
Gross revenue	$77,371	100.0%	$67,398	100.0%	$9,973	14.8%
Gross revenue increased by $10.0 million, or 15%, from $67.4 million in the third quarter of 2015 to $77.4 million in the third quarter of 2016. This growth was in part attributable to a $22.7 million, or 47%, increase in interest income. The combined effect of our increase in originations and decreased utilization of Marketplace resulted in a greater volume of loans being held on our balance sheet as evidenced by the 58% increase in Average Loans to $856.3 million from $541.2 million. The increase in interest income was partially offset by a decline in our EIY on loans outstanding to 32.8% from 34.8% over the same period.
Gain on sales of loans decreased by $14.1 million, from $16.8 million in the third quarter of 2015 to $2.7 million in the third quarter of 2016, or 84%. This decrease was primarily attributable to an $83.8 million decrease in sales of loans through OnDeck Marketplace and a decrease in Marketplace Gain on Sale Rate from 9.7% to 3.0%. We sold fewer loans through OnDeck Marketplace in response to decreased premiums which resulted, in part, from the loan mix we elected to sell.
Other revenue increased by $1.4 million or 68%, primarily attributable to an increase of $1.1 million in marketing fees from our issuing bank partner and an increase of $0.4 million in monthly fees earned from lines of credit as the total outstanding lines of credit increased period over period.
Cost of Revenue

	Three Months Ended September 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$36,586	47.3%	$16,239	24.1%	$20,347	125.3%
Funding costs	8,452	10.9	5,126	7.6	3,326	64.9
Total cost of revenue	$45,038	58.2%	$21,365	31.7%	$23,673	110.8%
Provision for Loan Losses. Provision for loan losses increased by $20.4 million, or 125%, from $16.2 million in the third quarter of 2015 to $36.6 million in the third quarter of 2016. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss expectations. As a result, we believe that analyzing provision for loan losses as a percentage of originations of loans held for investment, rather than as a percentage of gross revenue, provides more useful insight into our operating performance. Our provision for loan losses as a percentage of originations of loans held for investment, which we refer to as the Provision Rate, increased from 5.1% for the three months ended September 30, 2015 to 6.9% for the three months ended September 30, 2016. The increase in the Provision Rate was the result of a build of loss reserves for term loans originated in prior periods, generally reflecting an increase in delinquency roll rates from historically low levels. In addition, the provision rate for the three months ended September 30, 2015 benefited from a release of loan loss reserves in that period.

Funding Costs. Funding costs increased by $3.3 million, or 65%, from $5.1 million in the third quarter of 2015 to $8.4 million in the third quarter of 2016. The increase in funding costs was primarily attributable to the increases in our aggregate outstanding borrowings. The Average Funding Debt Outstanding during the third quarter of 2016 was $597.7 million as compared to $351.7 million during the third quarter of 2015 while our Cost of Funds Rate decreased to 5.7% from 5.8%. As a percentage of gross revenue, funding costs increased from 7.6% to 10.9%. The increase in funding costs as a percentage of gross revenue was the result of increased loan originations and a greater portion of those loan originations being financed and held on our balance sheet which increased the numerator of the calculation. In addition, the decrease in the gain on sale rate, the decrease in the volume of loans sold through OnDeck Marketplace, and the decrease in our EIY decreased the denominator of the calculation.
Operating Expense
Sales and Marketing

	Three Months Ended September 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$16,789	21.7%	$15,847	23.5%	$942	5.9%
Sales and marketing expense increased by $1.0 million, or 6%, from $15.8 million in the third quarter of 2015 to $16.8 million in the third quarter of 2016. The increase was primarily attributable to the increase in salaries and personnel-related cost as we expanded our sales and marketing departments to support higher origination volume.
Technology and Analytics

	Three Months Ended September 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$15,050	19.5%	$11,111	16.5%	$3,939	35.5%
Technology and analytics expense increased by $3.9 million, or 36%, from $11.1 million in the third quarter of 2015 to $15.0 million in the third quarter of 2016. The increase was primarily attributable to a $1.8 million increase in salaries and personnel-related costs, as we increased the number of technology personnel developing and improving our platform, as well as analytics personnel to further improve upon algorithms underlying the OnDeck Score. We continued to invest in our technology infrastructure, including technology security, and to enhance and develop our platform capabilities, incurring an aggregate $1.5 million increase in expense. We also incurred a $0.7 million increase in amortization of capitalized internal-use software costs.

Processing and Servicing

	Three Months Ended September 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$5,181	6.7%	$3,352	5.0%	$1,829	54.6%
Processing and servicing expense increased by $1.8 million, or 55%, from $3.4 million in the third quarter of 2015 to $5.2 million in the third quarter of 2016. The increase was primarily attributable to a $1.3 million increase in salaries and personnel-related costs, as we increased the number of processing and servicing personnel to support the increased volume of loan applications and approvals and increased loan servicing requirements. In addition, we incurred a $0.6 million increase in third-party processing costs, credit information and filing fees as a result of the increased volume of loan applications and originations.
General and Administrative

	Three Months Ended September 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$12,375	16.0%	$12,146	18.0%	$229	1.9%
General and administrative expense increased by $0.2 million, or 2%, from $12.1 million in the third quarter of 2015 to $12.3 million in the third quarter of 2016. In support of the growth of our business, salaries and personnel-related costs increased $1.3 million as we increased the number of general and administrative personnel. This increase was offset by a decrease in the reserve on unfunded lines of credit of $0.9 million resulting from improvements made to the reserve model utilizing historical performance data we have aggregated since we began offering lines of credit in 2013. In addition, expenses incurred related to legal and compliance fees, recruiting and personnel-related expenses, facility depreciation, professional services, foreign currency loss and other miscellaneous expenses decreased $0.2 million.

Comparison of Nine Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$188,726	90.1%	$147,571	78.8%	$41,155	27.9%
Gain on sales of loans	12,594	6.0	35,178	18.8	(22,584)	(64.2)
Other revenue	8,168	3.9	4,418	2.4	3,750	84.9
Gross revenue	209,488	100.0	187,167	100.0	22,321	11.9
Cost of revenue:
Provision for loan losses	94,294	45.0	54,865	29.3	39,429	71.9
Funding costs	22,548	10.8	14,941	8.0	7,607	50.9
Total cost of revenue	116,842	55.8	69,806	37.3	47,036	67.4
Net revenue	92,646	44.2	117,361	62.7	(24,715)	(21.1)
Operating expenses:
Sales and marketing	50,094	23.9	43,503	23.2	6,591	15.2
Technology and analytics	42,894	20.5	29,904	16.0	12,990	43.4
Processing and servicing	14,261	6.8	9,070	4.8	5,191	57.2
General and administrative	34,233	16.3	31,722	16.9	2,511	7.9
Total operating expenses	141,482	67.5	114,199	61.0	27,283	23.9
Loss from operations	(48,836)	(23.3)	3,162	1.7	(51,998)	(1,644.5)
Other (expense) income:
Interest expense	(186)	(0.1)	(250)	(0.1)	64	(25.6)
Total other (expense) income:	(186)	(0.1)	(250)	(0.1)	64	(25.6)
Loss before provision for income taxes	(49,022)	(23.4)	2,912	1.6	(51,934)	(1,783.4)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(49,022)	(23.4)%	$2,912	1.6%	$(51,934)	(1,783.4)%
Revenue

	Nine Months Ended September 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$188,726	90.1%	$147,571	78.8%	$41,155	27.9%
Gain on sales of loans	12,594	6.0	35,178	18.8	(22,584)	(64.2)
Other revenue	8,168	3.9	4,418	2.4	3,750	84.9
Gross revenue	$209,488	100.0%	$187,167	100.0%	$22,321	11.9%
Gross revenue increased by $22.3 million, or 12%, from $187.2 million in the nine months ended September 30, 2015 to $209.5 million in the nine months ended September 30, 2016. This growth was in part attributable to a $41.2 million, or 28%, increase in interest income, which was primarily driven by the a 38% increase in Average Loans to $749.0 million from $541.8 million as we continued to optimize our funding strategy and sold fewer loans through OnDeck Marketplace in response to market conditions. The increase in interest income was partially offset by a decline in our EIY to 33.4% from 36.1% over the same period.
Gain on sales of loans decreased by $22.6 million, from $35.2 million in the nine months ended September 30, 2015 to $12.6 million in the nine months ended September 30, 2016. This decrease was primarily attributable to a $122.9 million decrease in sales of loans through OnDeck Marketplace and a decrease in Marketplace Gain on Sale Rate from 8.5% to 4.3%. We sold fewer loans through OnDeck Marketplace in response to decreased premiums which resulted, in part, from the loan mix we elected to sell.
Other revenue increased $3.8 million, or 85%, primarily attributable to an increase of $2.5 million in marketing fees from our issuing bank partner and an increase of $1.1 million in monthly fees earned from lines of credit as the total outstanding lines of credit increased period over period.
Cost of Revenue

	Nine Months Ended September 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$94,294	45.0%	$54,865	29.3%	$39,429	71.9%
Funding costs	22,548	10.8	14,941	8.0	7,607	50.9
Total cost of revenue	$116,842	55.8%	$69,806	37.3%	$47,036	67.4%
Provision for Loan Losses. Provision for loan losses increased by $39.4 million, or 72%, from $54.9 million in the nine months ended September 30, 2015 to $94.3 million in the nine months ended September 30, 2016. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss expectations. As a result, we believe that analyzing provision for loan losses as a percentage of originations of loans held for investment, rather than as a percentage of gross revenue, provides more useful insight into our operating performance. Our Provision Rate increased from 5.9% in the nine months ended September 30, 2015 to 6.4% in the nine months ended September 30, 2016 primarily due to a build of loss reserves for term loans originated in prior periods, generally reflecting an increase in delinquency roll rates from historically low levels. The Provision Rate for the nine months ended September 30, 2015 benefited from the release of allowance for loan losses due to the sale of loans held for investment.
Funding Costs. Funding costs increased by $7.6 million, or 51%, from $14.9 million in the nine months ended September 30, 2015 to $22.5 million in the nine months ended September 30, 2016. The increase in funding costs was primarily attributable to the increases in our aggregate outstanding borrowings. Additionally, due to the voluntary prepayment of all amounts due under the ODAST Agreement in May 2016, the remaining deferred issuance costs of $1.6 million were fully amortized in the second quarter of 2016. The Average Funding Debt Outstanding during the nine months ended September 30, 2016 was $505.4 million as compared to $364.7 million during the same period in 2015. Our Cost of Funds Rate increased from 5.5% to 5.9%. As a percentage of gross revenue, funding costs increased from 8.0% to 10.8%. The increase in funding costs as a percentage of gross revenue was the result of increased loan originations and a greater portion of those loan originations being financed and held on our balance sheet and the additional amortization of deferred issuance costs incurred as a result of the ODAST voluntary prepayment, both of which increased the numerator of the calculation. The decrease in the gain on sale rate, the decrease in the volume of loans sold through OnDeck Marketplace, and the decrease in our EIY decreased the denominator of the calculation.

Operating Expense
Sales and Marketing

	Nine Months Ended September 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$50,094	23.9%	$43,503	23.2%	$6,591	15.2%
Sales and marketing expense increased by $6.6 million, or 15%, from $43.5 million in the nine months ended September 30, 2015 to $50.1 million in the nine months ended September 30, 2016. The increase was in part attributable to a $4.1 million increase in salaries and personnel-related cost as we expanded our sales and marketing departments to support increased originations volume. In addition, we incurred a $2.5 million increase in direct marketing, general marketing and advertising costs as we expanded our marketing programs to drive increased customer acquisition and brand awareness.
Technology and Analytics

	Nine Months Ended September 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$42,894	20.5%	$29,904	16.0%	$12,990	43.4%
Technology and analytics expense increased by $13.0 million, or 43%, from $29.9 million in the nine months ended September 30, 2015 to $42.9 million in the nine months ended September 30, 2016. The increase was primarily attributable to a $7.9 million increase in salaries and personnel-related costs, as we increased the number of technology personnel developing and improving our platform, as well as analytics personnel to further improve upon algorithms underlying the OnDeck Score. We continued to invest in our technology infrastructure, including technology security, and to enhance and develop our platform capabilities, incurring an aggregate $3.2 million increase in expense. Additionally, we incurred a $1.9 million increase in amortization of capitalized internal-use software costs related to our technology platform.
Processing and Servicing

	Nine Months Ended September 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$14,261	6.8%	$9,070	4.8%	$5,191	57.2%
Processing and servicing expense increased by $5.2 million, or 57%, from $9.1 million in the nine months ended September 30, 2015 to $14.3 million in the nine months ended September 30, 2016. The increase was primarily attributable to a $3.8 million increase in salaries and personnel-related costs, as we increased the number of processing and servicing personnel to support the increased volume of loan applications and approvals and increased loan servicing requirements. In addition, we incurred a $1.4 million increase in third-party processing costs, credit information and filing fees as a result of the increased volume of loan applications and originations.

General and Administrative

	Nine Months Ended September 30,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$34,233	16.3%	$31,722	16.9%	$2,511	7.9%
General and administrative expense increased by $2.5 million, or 8%, from $31.7 million in the nine months ended September 30, 2015 to $34.2 million in the nine months ended September 30, 2016. In support of the growth of our business, salaries and personnel-related costs increased $4.3 million as we increased the number of general and administrative personnel. Expenses incurred related to legal and compliance fees, recruiting and personnel-related expenses, professional services and other miscellaneous expenses increased $2.0 million. The increases were offset by a decrease in the reserve on unfunded lines of credit of $2.3 million and an increase in gain related to foreign currency of $1.5 million. The decrease in the reserve on unfunded lines of credit resulted from improvements made to the reserve model utilizing historical performance data we have aggregated since we began offering lines of credit in 2013. The gain related to foreign currency was driven by the strengthening of the Canadian dollar relative to the U.S. dollar during the nine months ended September 30, 2016, as compared to the prior year's period.

Liquidity and Capital Resources

Sources of Liquidity
During the third quarter of 2016, we originated $612.6 million of loans and during the nine months ended September 30, 2016, we originated $1.8 billion, utilizing a diversified set of funding sources, including cash on hand, third-party lenders (through debt facilities and securitization), OnDeck Marketplace and the cash generated by our operating, investing and financing activities.
Cash on Hand
At September 30, 2016, we had approximately $86 million of cash on hand to fund our future operations compared to approximately $160 million at December 31, 2015.  The decline was the result of our strategy to reduce Marketplace sales and retain more loans on-balance sheet during the period.  Consistent with this decision, we invested more of our cash to fund on-balance sheet loan growth.
During the nine months ended September 30, 2016, our investment in the residual value of our portfolio which is in general the portion of our financed loans in excess of the advance rate allowed by our debt facilities, increased by approximately $96.4 million. This investment was partially offset during the same period by a $20.8 million increase in cash generated by financing loans which were previously funded with our own cash and which had not been previously pledged under our debt facilities due to certain concentration and eligibility limits, as described below. All else equal, as the rate of outstanding principal balances we retain on balance sheet slows, the rate of residual growth should also slow.
As a result of these factors, we are currently utilizing more of our own cash to finance loan growth as we work with our existing and potential creditors to expand the capacity of our existing debt facilities, to establish new debt facilities, or to complete additional securitizations.
Current Debt Facilities
The following table summarizes our current debt facilities available for funding our lending activities, referred to as funding debt, and our operating expenditures, referred to as corporate debt, as of September 30, 2016.

Description	Maturity Date	Weighted Average Interest Rate	Borrowing Capacity	Principal Outstanding
			(in millions)
Funding debt:
OnDeck Asset Securitization Trust II LLC	May 2020 (1)	4.7%	$250.0	$250.0
OnDeck Account Receivables Trust 2013-1 LLC	September 2017	3.2%	162.4	106.1
Receivable Assets of OnDeck, LLC	May 2017	3.5%	100.0	100.0
Prime OnDeck Receivable Trust, LLC	June 2017	2.8%	100.0	67.3
OnDeck Asset Funding I LLC	August 2019 (2)	7.8%	100.0	64.5
On Deck Asset Company, LLC	May 2017	9.8%	75.0	59.9
Small Business Asset Fund 2009 LLC	Various(3)	6.5%	5.5	5.5
Partner Synthetic Participations	Various(4)	Various	3.6	3.6
			796.5	656.9
Deferred Debt Issuance Cost				(5.2)
Total funding debt			$796.5	$651.7

Corporate debt:
On Deck Capital, Inc.	January 2017(5)	4.5%	$20.0	$12.7
_________________________

(1)	The period during which remaining cash flow can be used to purchase additional loans expires April 2018.

(2)	The period during which new borrowings may be made under this debt facility expires in August 2018.

(3)	Maturity dates range from October 2016 through August 2017.

(4)	Maturity dates range from October 2016 through June 2018.

(5)	On October 11, 2016 the maturity date was extended to January 2017.

While the lenders under our corporate debt facility and Partner Synthetic Participation have direct recourse to us as the borrower thereunder, lenders to our subsidiaries do not have direct recourse to us.
At September 30, 2016, we had approximately $139.6 million of available capacity through our debt facilities to finance additional loans in addition to approximately $7.3 million available under our corporate debt facility, in each case subject to borrowing conditions.
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

Marketplace
OnDeck Marketplace is our proprietary whole loan sale platform that allows participating third-party institutional investors to directly purchase small business loans from us. OnDeck Marketplace participants enter into whole loan purchase agreements to purchase a pre-determined dollar amount of loans that satisfy certain eligibility criteria. Some participants agree to purchase such loans on what is known as a “forward flow basis” while other participants purchase larger pools of whole loans in isolated transactions. The loans are sold to the participant at a pre-determined purchase price above par. We recognize a gain or loss from OnDeck Marketplace loans when sold. The frequency and amount of Marketplace sales depend on numerous factors including the premiums available to us. We currently act as servicer in exchange for a servicing fee with respect to the loans purchased by the applicable OnDeck Marketplace participant. For the nine months ended September 30, 2016 and 2015, 19.3% and 32.1%, respectively, of term loans were originated through OnDeck Marketplace. Marketplace is generally a readily available source of liquidity when we elect to utilize it. Historically, due to the nature of the demand of Marketplace participants, we sold a significant volume of loans. As a result of our election to decrease Marketplace sales, we either utilized our debt facilities to the extent available, or otherwise invested our own cash to originate these loans and hold them on our balance sheet. However, we increased our Marketplace originations during the three months ended September 30, 2016 as compared to the three months ended June 30, 2016 to provide us an additional source of liquidity and to maintain active relationships with our institutional loan purchasers. If premiums remain steady or decrease further, we may reduce our percentage of Marketplace originations, subject to our overall financing needs including our ability to negotiate new debt facilities, or renew or modify existing debt facilities. Subject to the foregoing, we expect the utilization of Marketplace during the fourth quarter of 2016 to be generally comparable to the second and third quarters of 2016. To the extent our use of OnDeck Marketplace as a funding source decreases in the future due to lower available premiums or otherwise, we may choose to generate liquidity through our other available funding sources.

Cash and Cash Equivalents, Loans (Net of Allowance for Loan Losses), and Cash Flows
The following table summarizes our cash and cash equivalents, loans (net of ALLL) and cash flows:

	As of and for the Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash and cash equivalents	$85,948	$165,713
Restricted cash	$42,827	$35,496
Loans held for investment, net	$817,959	$459,805
Cash provided by (used in):
Operating activities	$89,523	$89,690
Investing activities	$(449,062)	$(98,367)
Financing activities	$285,236	$(44,479)

Our cash and cash equivalents at September 30, 2016 were held primarily for working capital purposes. During the first nine months of 2016, we used substantial amounts of our excess cash and cash equivalents to fund our loans. We may continue to use excess cash and cash equivalents to fund our lending activities, the amount of which may vary significantly depending upon numerous factors, including the capacity of our debt facilities, conditions in the securitization market and premiums available to us through OnDeck Marketplace. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Our restricted cash represents funds held in accounts as reserves on certain debt facilities and funds held as collateral by our issuing bank partner. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements.
Cash Flows
Operating Activities
For the nine months ended September 30, 2016, net cash provided by our operating activities was $89.5 million, which was primarily the result of our cash received from our customers, including interest payments of $222.7 million, plus proceeds from sale of loans held for sale of $246.1 million, less $231.9 million of originations of loans held for sale in excess of loan repayments received, $123.4 million utilized to pay our operating expenses, $16.3 million used to pay the interest on our debt (both funding and corporate) and $8.0 million of origination costs paid in excess of fees collected. During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $0.5 million.
For the nine months ended September 30, 2015, net cash provided by our operating activities was $89.7 million, which was primarily the result of our cash received from our customers, attributable to interest payments totaling approximately $178.0 million, plus the proceeds from sale of loans held for sale of $342.8 million, less $305.4 million of loan held for sale originations in excess of loan repayments received, $100.4 million utilized to pay our operating expenses, $12.1 million of origination costs paid in excess of fees collected, and $11.7 million we used to pay the interest on our debt (both funding and corporate). During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $10.4 million.
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
From time to time in the past, we have voluntarily purchased and may again in the future to voluntarily purchase our loans that were previously sold to third parties. The circumstances under which we effect these transactions depends on a variety of factors. In determining whether to engage in a certain voluntary purchase transactions, we consider, among other things, our relationship with the potential seller, the potential purchase price, credit profile of the target loans, our overall liquidity position and possible alternative uses of cash. Although these purchases have not been material in the past, depending upon the circumstances, they could be material in the future, depending on the quantity and timing of these purchases.
For the nine months ended September 30, 2016, net cash used to fund our investing activities was $449.1 million and consisted primarily of $458.8 million of loan originations in excess of loan purchases and repayments received, $32.9 million of origination costs paid in excess of fees collected and $10.0 million for the purchase of property, equipment and software and capitalized internal-use software development costs offset by $57.2 million of proceeds from sales of loans held for investment. We also restricted more cash as collateral for financing arrangements, resulting in a $4.4 million decrease in unrestricted cash during the same period.
For the nine months ended September 30, 2015, net cash used to fund our investing activities was $98.4 million and consisted primarily of $169.4 million of loan originations in excess of loan repayments received, $106.0 million of proceeds from the sale of loans held for investment, $20.6 million of origination costs paid in excess of fees collected and $8.3 million for the purchase of property, equipment and software and capitalized internal-use software development costs. We also restricted more cash as collateral for financing arrangements, resulting in a $6.1 million decrease in unrestricted cash during the same period.
Financing Activities
Our financing activities have consisted primarily of the net borrowings from our securitization facility and our revolving debt facilities.

For the nine months ended September 30, 2016, net cash provided by our financing activities was $285.2 million and consisted primarily of $287.7 million in net borrowings from our funding debt and corporate debt facilities, primarily associated with the increase in loan originations during the year and $2.6 million of cash received from the issuance of common stock under our employee stock purchase plan, offset by $4.7 million in payments of debt issuance costs primarily associated with the closing of our $250 million securitization facility in May 2016 and the closing of our $100 million revolving facility in August 2016.
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
As a result of our growth strategy, we increased our annual originations significantly over each of the past three years. Our originations were $0.5 billion in 2013, $1.2 billion in 2014 and $1.9 billion in 2015, which equates to annual year over year growth rates of 165%, 152% and 62%, respectively. In comparison, originations for the nine months ended September 30, 2016 increased 34% over originations for the comparable prior year period.
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
We estimate that, at September 30, 2016, approximately $270 million of our own cash had been invested in our loan portfolio, more than half of which was used to fund our portfolio's residual value and the remainder was used to fund ineligible loans. While investing in our portfolio's residual value is a requirement of our funding model and will remain a use of cash so long as we continue to grow loan balances, the use of cash to fund ineligible loans may be mitigated if and to the extent we obtain funding capacity that permits the funding of the ineligible loans, either through debt facilities or Marketplace. We are currently in various stages of discussions with multiple potential funding sources and are confident we will be able to obtain additional funding capacity although there can be no assurance that we will be successful.
Approximately $445.9 million of our funding debt capacity and our $20 million corporate debt facility will expire during 2017. In order to maintain and grow our current rate of loan originations over the next twelve months, we will be required to secure additional funding. We plan to do this through one or more of the following sources: new asset-backed securitization transactions, new debt facilities, extensions and increases to existing debt facilities, and increases in our corporate line of credit.
We expect to use cash flow generated from operations, together with additional cash we may obtain by financing currently ineligible loans, to the extent that we are able to do so, to continue funding residual growth as our financed portfolio grows. In addition, we may also finance our expected residual growth through other as of yet unused liquidity sources such as our corporate line of credit or possible additional subordinated notes in our debt facilities.
Historically we have been successful in accessing the asset-backed loan market on terms acceptable to us and we anticipate that we will be able to do so into the foreseeable future. However, if we deem the cost of accessing the asset-backed loan market to be in excess of an appropriate rate, we may elect to use available cash, seek to increase the use of OnDeck Marketplace, or use other financing options available to us. Furthermore, we could decide to alter the types of loans we originate, such that more loans are eligible for credit facilities, or we could decide to slow down the rate of originations.
In addition to pursuing funding through OnDeck Marketplace or additional debt funding sources as described above, although it is not currently anticipated, depending upon the circumstances we may seek additional equity financing. The sale of equity may result in dilution to our stockholders, and those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock.
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

Contractual Obligations
Other than as described below, and as described under the subheading " - Liquidity and Capital Resources" and in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, there have been no material changes in our commitments under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
OnDeck Asset Funding I LLC Transaction Closing
On August 19, 2016, we established a new asset-backed revolving debt facility, or the ODAF I Facility, through OnDeck Asset Funding I, LLC, or ODAF I, one of our wholly-owned subsidiaries. On such date, ODAF I entered into that certain Credit Agreement, or the ODAF I Credit Agreement, by and among ODAF I, as Borrower, the Lenders party thereto from time to time, Ares Agent Services, L.P., as Administrative Agent for the Lenders and Collateral Agent for the Secured Parties, and Wells Fargo Bank, N.A., as Paying Agent. We may now obtain funding (subject to customary borrowing conditions) through the ODAF I Facility, including to finance certain of our loans not currently financeable by our other funding sources due to concentration limitations and to finance our larger term loans with a maximum original principal amount of up to $400,000.
The following table summarizes certain aspects of the ODAF I Facility:

Facility Size	$100 million
Borrowing Base Advance Rate	Up to 80%
Interest Rate	LIBOR (minimum of 0.0%) + 7.25%
Commitment Termination Date	August 19, 2018
Under the ODAF I Facility, the Lenders party thereto commit to make loans to ODAF I, the proceeds of which are used to finance ODAF I’s purchase of small business loans from us. The revolving pool of small business loans purchased by ODAF I serves as collateral for the loans made to ODAF I under the ODAF I Facility. ODAF I is required to repay the borrowings from collections received on the loans.

ODAF I can voluntarily repay and re-borrow principal amounts under the ODAF I Facility subject to satisfaction of certain borrowing conditions, including borrowing base requirements. In order for our loans to be eligible for purchase by ODAF I under this facility, they must meet all applicable eligibility criteria. Eligibility criteria include, among others, that the applicable loan is denominated in U.S. dollars, that the customer under such loan had a certain minimum OnDeck Score ® at the time of underwriting, that such loan was originated in accordance with our underwriting policies and that such loan is a legal, valid and binding obligation of the obligor under such loan. ODAF I’s collateral pool is subject to certain concentration limits that restrict the collateral pool from being overly concentrated with certain loans sharing common characteristics and that, if exceeded, would require ODAF I to add or maintain additional collateral and, if not cured, an event of default would occur. Concentration limitations include, among others, geography, industry, time in business and outstanding principal balance.
The loans and other assets to be transferred by us to ODAF I in connection with the ODAF I Facility will be owned by ODAF I, will be pledged to secure the payment of the obligations incurred by ODAF I, will be assets of ODAF I and will not be available to satisfy any of our obligations. The ODAF I Facility is a transaction structured to be bankruptcy remote. Lenders under the ODAF I Facility do not have direct recourse to On Deck Capital, Inc.
Our ability to utilize the ODAF I Facility is subject to ODAF I’s compliance with various covenants and other requirements of the ODAF I Credit Agreement. The failure to comply with such requirements may result in events of default, the accelerated repayment of amounts owed under the facility, often referred to as an early amortization event, and/or the termination of the facility.
Such covenants and other requirements include:

•
Financial Covenants. Financial covenants include, among others, requirements with respect to minimum tangible net worth, maximum leverage ratio, minimum consolidated liquidity and minimum unrestricted cash.

•
Portfolio Performance Covenants. Portfolio performance covenants include, among others, requirements that the collateral pool not exceed certain default and delinquency rates and that the excess spread on the collateral pool not be less than stated minimum levels. Excess spread is generally the amount by which collections received by ODAF I during a collection period (primarily interest and fees) exceed its fees and expenses during such collection period (including interest expense and servicing fees).

•
Other Requirements. Other requirements may include or relate to, among other things, change of control events, certain insolvency-related events, events constituting a servicer default, an inability to engage a replacement backup servicer following termination of the current backup servicer, the occurrence of certain events of default or acceleration under other facilities, our inability or failure to transfer loans to ODAF I as required, failure to make required payments or deposits, events related to the Employee Retirement Income Security Act of 1974, as amended, events related to the entry of an order decreeing dissolution that remains undischarged, events related to the entry or filing of judgments, attachments or certain tax liens that remain undischarged, and certain other events or occurrences that may include breaches of terms, representations, warranties or affirmative and restrictive covenants. Restrictive covenants, among other things, impose limitations or restrictions on ODAF I’s ability to pay dividends, redeem its stock or similar equity interests, make payments in order to retire or obtain the surrender of warrants, options or similar rights, or the ability of ODAF I to incur additional indebtedness, make investments, engage in transactions with affiliates, sell assets, consolidate or merge, make changes in the nature of its business and create liens.

Following an event of default or an early amortization event under the ODAF I Facility, collections on the collateral are applied to repay principal rather than being available on a revolving basis to fund the origination activities of our business. So long as such events are continuing, ODAF I may not make additional borrowings under the ODAF I Facility.
We will act as servicer with respect to the small business loans held by ODAF I. We could be replaced by a designated backup servicer or another replacement servicer upon certain specified occurrences including, among others, our defaulting in our servicing obligations or failure to meet certain financial or other covenants.

The foregoing description of the ODAF I Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the ODAF I Credit Agreement, which is filed as Exhibit 10.1 to this report and incorporated herein by reference.

ODART Credit Agreement Amendment
On June 17, 2016, OnDeck Account Receivables Trust 2013-1 LLC, or ODART, one of our wholly-owned subsidiaries, amended and restated one of its existing asset-backed revolving debt facilities as described below. On that date, ODART entered into that certain Third Amended and Restated Credit Agreement, or the Third A&R Credit Agreement, with the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as Administrative Agent for the Class A Revolving Lenders, or the Administrative Agent, as Class B Agent for the Class B Revolving Lender, and as Collateral Agent for the Secured Parties, or the Collateral Agent, Deutsche Bank Trust Company Americas, as Paying Agent for the Lenders, or the Paying Agent, and Deutsche Bank Securities Inc., as Lead Arranger, Syndication Agent, or the Syndication Agent and Documentation Agent, or the Documentation Agent. The Third A&R Credit Agreement amends and restates the Second Amended and Restated Credit Agreement, dated as of October 7, 2015, by and among ODART, the Lenders party thereto from time to time, the Administrative Agent, the Collateral Agent, the Paying Agent, Syndication Agent and Documentation Agent.
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
The foregoing description of the Third A&R Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Third A&R Credit Agreement, which was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.

OnDeck Asset Securitization Trust II LLC Transaction Closing

On May 17, 2016, we established a new asset-backed securitization facility through OnDeck Asset Securitization Trust II LLC, or ODAST II, a wholly-owned special purpose vehicle. On such date, ODAST II issued $250 million initial principal amount of Fixed-Rate Asset Backed Notes, or the Series 2016-1 Notes in a new securitization transaction, or the Series 2016-1 Transaction. The Series 2016-1 Notes are the first series of notes issued by ODAST II.
The Series 2016-1 Notes were issued in two classes, Class A and Class B, and were rated by Standard & Poor’s Rating Services and DBRS, Inc. on the issue date. The Series 2016-1 Notes were issued pursuant to a Base Indenture, or the Base Indenture, as supplemented by the Series 2016-1 Indenture Supplement, or the Series 2016-1 Indenture Supplement, or, together with the Base Indenture, the Indenture, each dated as of May 17, 2016, by and between ODAST II and Deutsche Bank Trust Company Americas, as indenture trustee. The Base Indenture permits ODAST II to issue additional series of asset-backed notes in the future. The Series 2016-1 Notes are, and future series of notes, if any, issued under the same Base Indenture will be, secured by and payable from collections received on a revolving pool of small business loans transferred from time to time from us to ODAST II. At the time of issuance of the Series 2016-1 Notes, the portfolio of loans held by ODAST II and pledged to secure the Series 2016-1 Notes was approximately $274.8 million.
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
The Series 2016-1 Notes were not and will not be registered under the Securities Act of 1933, as amended, or the Securities Act, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from, or a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Series 2016-1 Notes were offered only to qualified institutional buyers under Rule 144A and to persons outside the United States pursuant to Regulation S under the Securities Act. Credit ratings are opinions of the relevant rating agency; they are not facts or opinions of the Company. Credit Ratings are not recommendations to purchase, sell or hold any securities, and can be changed or withdrawn at any time.
The foregoing description of the Series 2016-1 Transaction does not purport to be complete and is qualified in its entirety by reference to the Base Indenture and the Series 2016-1 Indenture Supplement, which are filed as Exhibit 10.2 and Exhibit 10.3, respectively, to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.
ODAC Credit Agreement Amendment
On April 28, 2016, On Deck Asset Company, LLC , or ODAC, one of our wholly-owned subsidiaries, amended and restated its existing asset-backed revolving debt facility, or the ODAC Facility, which is utilized solely for the financing of our line of credit offering, as described below. On that date, ODAC entered into that certain Third Amended and Restated Credit Agreement, or the Third A&R Credit Agreement, with the Lenders party thereto from time to time and WC 2014-1, LLC, as Administrative Agent for the Lenders, or the Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent and as Collateral Agent for the Secured Parties, or the Collateral Agent. The Third A&R Credit Agreement amends and restates the Second Amended and Restated Credit Agreement, dated as of December 19, 2014, by and among ODAC, as Borrower, the Lenders party thereto from time to time, the Administrative Agent and the Collateral Agent.
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
The foregoing description of the Third A&R Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Third A&R Credit Agreement, which is filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.

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
The foregoing description of the A&R SunTrust Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the A&R SunTrust Credit Agreement, which was previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference. At September 30, 2016, there were $100 million in borrowings outstanding under this facility.

Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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
There have been no material changes from the information previously reported under Part II, “Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.”

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
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Two separate putative class actions were filed in August 2015 in the United States District Court for the Southern District of New York against us, certain of our executive officers, our directors and certain or all of the underwriters of our IPO. The suits allege that the registration statement and prospectus for our IPO contained materially false and misleading statements regarding, or failed to disclose, certain information in violation of the Securities Act of 1933, as amended. The suits seek a determination that the case is a proper class action and/or certification of the plaintiff as a class representative, rescission or a rescissory measure of damages and/or unspecified damages, interest, attorneys’ fees and other fees and costs. On February 18, 2016, the court issued an order (1) consolidating the two cases, (2) selecting the lead plaintiff and (3) appointing lead class counsel.  On March 18, 2016, the lead plaintiff filed an amended complaint. In accordance with the court-approved schedule for the case as modified by the court, on June 13, 2016 we filed a motion to dismiss the case and on September 9, 2016, the lead plaintiff filed his opposition to the motion to dismiss. On September 26, 2016, the lead plaintiff filed a notice of voluntary dismissal of the consolidated cases without prejudice as to all parties, which was so ordered by the court on September 28, 2016.

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
Our current and prospective investors should carefully consider the following risks, in addition to those described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, and other documents that we file with the SEC from time to time which are available on the SEC website at www.sec.gov, and all other information contained in this report, including our unaudited condensed consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Cautionary Note Regarding Forward-Looking Statements,” before making investment decisions regarding our securities. The risks and uncertainties described below supplement, or to the extent inconsistent, supersede those in our above-mentioned Form 10-K. In addition, the risks and uncertainties below and in such 10-K are not the only ones we face, but include the most significant factors currently known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.
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
In particular, we may require additional access to capital to support our lending operations, and we are funding an increasing amount of originations via our available cash on hand. For example, in September 2015, we began offering term loans up to $500,000 with terms as long as 36 months and lower interest rates for qualified customers compared to the rates on our historical term loans. These term loans may have lower margins than loans we have historically made (due to the risk profile of customers eligible for these types of loans). While such loans are currently eligible to be financed through at least one of our existing debt facilities, our ability to finance such loans is limited due to maximum concentration limits, available borrowing capacity and other similar factors. In order to fund such loans that cannot be financed through our debt facilities, we have used, and expect to continue to use, our available cash on hand. In addition, because we are funding fewer loans via Marketplace, as described elsewhere in this report in Item 1A. Risk Factors, we must fund an increasing amount of originations via our available cash on hand. Furthermore, for all loans that are eligible for funding under the terms of our debt or securitization facilities, these facilities have advance rate limitations on the maximum percentage of collateral that may be financed, which requires us to fund the excess portion through our available cash in hand. Due in significant part to the decrease in Marketplace sales and because we have financed a growing amount of originations with our available cash on hand, our cash declined from approximately $160 million at December 31, 2015 to approximately $86 million at September 30, 2016.
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

In addition, OnDeck Marketplace has substantially declined as a portion of our funding strategy. During 2015, and each of the three months ended March 31, 2016, June 30, 2016 and September 30, 2016, OnDeck Marketplace represented 34.3%, 25.9%, 15.6% and 16.6% of our term loan originations, respectively. In addition, the premiums we have been paid in 2016 have also been lower than those received in 2015. By selling fewer loans via OnDeck Marketplace at lower premiums, we realize lower gain on sale of loans and hold more of our term loan originations on balance sheet, which requires us to self-fund or finance a larger amount of loans. As a result, we have used, and may increasingly use available cash on hand to fund originations. While the premiums on sales of loans via OnDeck Marketplace have decreased, we have continued selling a portion of our loans through this channel in order to maintain active relationships with institutional loan purchasers and to obtain additional funding. We may continue selling a portion of our loans via OnDeck Marketplace at lower premiums for similar reasons and there can be no assurance that investors will continue to purchase our loans via OnDeck Marketplace.

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

Furthermore, on various dates through September 30, 2017, several of our debt facilities are scheduled to either mature or the period during which new borrowings may be made will expire. In connection with these scheduled maturities or expirations, $20 million will terminate in January 2017, $175 million will terminate in May 2017, $100 million will terminate in June 2017, and $162.4 million will expire in September 2017, and we may not be able to extend or renew these debt facilities. An additional $8.5 million will expire at various dates throughout 2017, subject to similar refinancing risk.

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
In our asset-backed securitization facility and our other asset-backed revolving debt facilities, we transfer loans to our subsidiaries and make numerous representations and warranties concerning the loans we transfer, including representations and warranties that the loans meet the eligibility requirements. We also make representations and warranties in connection with the loans we sell through OnDeck Marketplace. If the representations and warranties that the loans meet the eligibility requirements are incorrect, we may be required to purchase the loans not satisfying the eligibility requirements. Failure to purchase any loans when required would constitute an event of default under the securitization and other asset-backed facilities and may constitute a termination event under the applicable OnDeck Marketplace agreement. At the request of a loan purchaser, we may voluntarily decide to purchase loans sold to third parties. There is no assurance, however, that we would have adequate resources to make such purchases or, if we did make the purchases, that such event might not have a material adverse effect on our business. During the nine months ended September 30, 2016, we voluntarily purchased $6.7 million of loans for strategic business reasons, and anticipate we may do so again in the future to the extent that we have adequate resources available to do so. The purchase of loans in large quantities, both on a mandatory or voluntary basis, may have an adverse impact on our liquidity and our ability to originate loans, especially if we are unable to refinance such loans and elect to rely on available cash to purchase them.
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

In May 2015, the U.S. Court of Appeals for the Second Circuit held in Madden v. Midland Funding, LLC that federal law did not preempt a state’s interest rate limitations when applied to a non-bank debt buyer of a consumer credit card loan seeking to collect interest at the rate originally contracted for by a national bank. The court did not decide, and remanded to the United States District Court for the Southern District of New York, the question of whether New York or Delaware law (the governing law stated in the loan agreement) governed the terms of the loan agreement. The defendant in the Madden case filed a petition for rehearing on June 19, 2015, arguing that the panel’s decision conflicted with precedent from the United States Supreme Court and many other courts, but the Second Circuit denied rehearing on August 12, 2015. In November 2015, the defendant in the Madden case filed a petition for a writ of certiorari with the United States Supreme Court for further review of the Second Circuit’s decision. On June 27, 2016 the United States Supreme Court denied the petition and declined to review the case, which had the effect of leaving the decision of the Second Circuit intact.
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
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Initial Public Offering of Common Stock
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-200043), which was declared, or became, effective on December 16, 2014. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 17, 2014 pursuant to Rule 424(b)(4). During the quarter ended September 30, 2016 (the period covered by this report), pending their application, the net proceeds from our IPO were maintained as described in our final prospectus.
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

On Deck Capital, Inc.

/s/ Howard Katzenberg
Howard Katzenberg Chief Financial Officer (Principal Financial Officer)
Date: November 7, 2016

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia Senior Vice President (Principal Accounting Officer)
Date: November 7, 2016

Exhibit Index

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form *	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	12/22/2014
3.2	Third Amended and Restated Bylaws.	8-K	3.1	8/3/2016
4.1	Form of common stock certificate.	S-1	4.1	11/10/2014
4.2	Ninth Amended and Restated Investors’ Rights Agreement, dated March 13, 2014, by and among the Registrant and certain of its stockholders.	S-1	4.2	11/10/2014
4.3	Form of warrant to purchase Series E preferred stock.	S-1	4.5	11/10/2014
4.4	Form of warrant to purchase common stock.	S-1	4.6	11/10/2014
10.1
Credit Agreement, dated August 19, 2016, by and among OnDeck Asset Funding I LLC, as Borrower, the Lenders party thereto from time to time, Ares Agent Services, L.P., as Administrative Agent for the Lenders and Collateral Agent for the Secured Parties and Wells Fargo Bank, N.A., as Paying Agent.

		Filed herewith.
10.2	Form of Performance Agreement	8-K	10.10	9/21/2016
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	All exhibits incorporated by reference to the Registrant's Form S-1 or S-1/A registration statements relate to Registration No. 333-200043