Form 10-K
period 2016-12-31
On Deck Capital, Inc.
filed 2017-03-02
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the New York Stock Exchange on such date was $245,462,807. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares of the registrant’s common stock outstanding as of February 20, 2017 was 71,685,122.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
Forward-looking statements appear throughout this report including in Item 1. Business, Item 1A. Risk Factors, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements can generally be identified by words such as “will,” “enables,” “expects,” "intends," "may," “allows,” "plan," “continues,” “believes,” “anticipates,” “estimates” or similar expressions.
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
Important factors that could cause or contribute to such differences include risks relating to: our ability to attract potential customers to our platform; the degree to which potential customers apply for loans, are approved and borrow from us; anticipated trends, growth rates, loan originations, volume of loans sold and challenges in our business and in the markets in which we operate; the ability of our customers to repay loans and our ability to accurately assess creditworthiness; our ability to adequately reserve for loan losses; our liquidity and working capital requirements, including the availability and pricing of new debt facilities, extensions and increases to existing debt facilities, increases in our corporate line of credit, securitizations and OnDeck Marketplace® sales to fund our existing operations and planned growth, including the consequences of having inadequate resources to fund additional loans or draws on lines of credit; our reliance on our third-party service providers and the effect on our business of originating loans without third-party funding sources; the impact of increased utilization of cash or incurred debt to fund originations; the effect on our business of utilizing cash for voluntary loan purchases from third parties; the effect on our business of the current credit environment and increases in interest rate benchmarks; our continuing compliance measures related to our funding advisor channel and their impact; changes in our product distribution channel mix and/or our funding mix; our ability to anticipate market needs and develop new and enhanced offerings to meet those needs; anticipated interest rate increases and origination fees on loans; maintaining and expanding our customer base; the impact of competition in our industry and innovation by our competitors; our anticipated growth and growth strategies, including the possible introduction of new types of loans and possible expansion into new international markets, and our ability to effectively manage that growth; our reputation and possible adverse publicity about us or our industry; the availability and cost of our funding, including challenges faced by the expiration of existing debt facilities; the impact on our business of funding loans from our cash reserves; locating funding sources for new types of loans that are ineligible for funding under our existing credit or securitization facilities and the possibility of reducing originations of these loan types; the effect of potential selective pricing increases; our expected utilization of OnDeck Marketplace and the available OnDeck Marketplace premiums; our failure to anticipate or adapt to future changes in our industry; our ability to hire and retain necessary qualified employees; the lack of customer acceptance or failure of our loans; our ability to offer loans to our small business customers that have terms that are competitive with alternative sources of capital; our ability to issue new loans to existing customers that seek additional capital; the evolution of technology affecting our offerings and our markets; our compliance with applicable local, state and federal and non-U.S. laws, rules and regulations and their application and interpretation, whether existing, modified or new; our ability to adequately protect our intellectual property; the effect of litigation or other disputes to which we are or may be a party; the increased expenses and administrative workload associated with being a public company; failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; the estimates and estimate methodologies used in preparing our consolidated financial statements; the future trading prices of our common stock, the impact of securities analysts’ reports and shares eligible for future sale on these prices; our ability to prevent or discover security breaks, disruption in service and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of our platform or adversely impact our ability to service our loans; and other risks, including those described in this report in Item 1A. Risk Factors and other documents that we file with the Securities and Exchange Commission, or SEC, from time to time which are available on the SEC website at www.sec.gov.
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
Our Company

We are a leading online platform for small business lending. We continue to transform small business lending by making it efficient and convenient for small businesses to access capital. Our platform touches every aspect of the customer life cycle, including customer acquisition, sales, scoring and underwriting, funding, and servicing and collections. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources, and the relationships among those attributes, to assess the creditworthiness of small businesses rapidly and accurately. The data points include customer bank activity shown on their bank statements, government filings, tax and census data. In addition, in certain instances we also analyze reputation and social data. Small businesses can apply for a term loan or line of credit, 24 hours a day, 7 days a week, on our website in minutes and, using our proprietary OnDeck Score®, we can make a funding decision immediately and transfer funds as fast as the same day. We have originated more than $6 billion of loans since we made our first loan in 2007. Our loan originations have increased at a compound annual growth rate of 51% from 2013 to 2016.
In 2016, we originated $2.4 billion of loans, representing year-over-year growth of 28% while in 2015 and 2014, we originated $1.9 billion and $1.2 billion of loans, respectively, representing year-over-year growth of 62% and 152%, respectively. Our growth in originations has been supported by a diverse and scalable set of funding sources, including committed debt facilities, securitization facilities and OnDeck Marketplace, our proprietary whole loan sale platform for institutional investors. In 2016, 2015 and 2014, we recorded gross revenue of $291.3 million, $254.8 million and $158.1 million, respectively, representing year-over-year growth of 14%, 61% and 142%, respectively. In 2016, 2015 and 2014, our net loss attributable to On Deck Capital, Inc. common stockholders was $83.0 million, $1.3 million and $31.6 million, respectively, our loss from operations was $85.1 million, $1.9 million and $7.1 million, respectively, and our Adjusted EBITDA, a non-GAAP financial measure, was $(59.7) million, $16.2 million and $(0.2) million respectively. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures for a discussion and reconciliation of Adjusted EBITDA to net loss. As of December 31, 2016, our total assets were $1.1 billion and the Unpaid Principal Balance on our loans outstanding was $980.5 million.
We were incorporated in the state of Delaware on May 4, 2006. We operate from our headquarters in New York, New York and also have offices in Arlington, Virginia, Denver, Colorado, Sydney, Australia and Toronto, Canada. Additional information about us is available on our website at http://www.ondeck.com. The information on our website is not incorporated herein by reference and is not a part of this report.
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

Our Market and Solution
The small business lending market is vast and underserved. According to the FDIC, of business loans in the United States with originations under $250,000, there were $201 billion in outstanding business loans at September 30, 2016 across 24.4 million loans. Oliver Wyman estimates that there is a potential $80 to $120 billion in unmet demand for small business lines of credit, and we believe that there is also substantial unmet demand for other credit-related products, including term loans.
We offer small businesses a suite of financing options with our term loans and lines of credit that can meet the needs of small businesses throughout their life cycle. Since we made our first loan in 2007, we have originated more than $6 billion of loans across more than 700 industries in all 50 U.S. states, Canada and Australia. The top five states in which we, or our issuing bank partner, originated loans in 2016 were California, Florida, Texas, New York and Illinois, representing approximately 14%, 9%, 9%, 8% and 4% of our total loan originations, respectively. As of December 31, 2016, our customers have a median annual revenue of approximately $616,000, with 90% of our customers having between $157,000 and $3.9 million in annual revenue, and have been in business for a median of 7 years, with 90% in business between 1 and 28 years. During 2016, the average size of a term loan we made was $58,361 and the average size of a line of credit extended to our customers was $20,577.
We believe our increasing scale offers significant benefits including lower customer acquisition costs, access to a broader dataset, better underwriting decisions and a lower cost of capital compared to certain smaller online lending businesses.

We believe our customers choose us because we provide the following key benefits sought by small business borrowers:

•
Solution. We offer small businesses a suite of financing choices with our term loans and lines of credit that we believe can meet the needs of small businesses throughout their life cycle. We believe that small businesses prefer to work with providers with whom they can build long-term relationships and that the range of our offerings makes us an ideal lending partner. Our term loans are available from $5,000 up to $500,000 with maturities of three to 36 months and our lines of credit range from $6,000 to $100,000 and are generally repayable within six months of the date of most recent draw. We believe this provides a wider range of term lengths, pricing alternatives and repayment options than any other online small business lender. We also report back to several business credit bureaus, which can help small businesses build their business credit.

•
Simplicity. Small businesses can submit an application on our website in as little as minutes. We are able to provide many loan applicants with an immediate decision and, if approved, transfer funds as fast as the same day. Because we require no in-person meetings, collect comprehensive information electronically and have an intuitive online application form, we have been able to significantly increase the convenience and efficiency of the application process without burdensome documentation requirements.

•
Service. Our internal sales force and customer service representatives provide assistance throughout the application process and the life of the loan. Our U.S-based representatives support customers in the U.S., and currently also Canada, and our separate Sydney-based representatives support customers in Australia. Our representatives are available Monday through Saturday before, during and after regular business hours to accommodate the busy schedules of small business owners. Our website enables our customers to complete the loan application process online, but they may also elect to mail, fax or email us their application and related documentation. We offer all of our customers credit education and consulting services and other value added services and our qualifying repeat customers may be eligible for discounts through our loyalty program. Our commitment to provide a great customer experience has helped us consistently receive A+ ratings from the Better Business Bureau and for the three months ended December 31, 2016, helped us earn an overall 79 Net Promoter Score, a widely used system of measuring customer loyalty, across all three of our distribution channels. Furthermore, the OnDeck Score® incorporates data from each customer’s history with us, ensuring that we deliver increasing efficiency to our customers in making repeat loan decisions.

Our Competitive Strengths
We believe the following competitive strengths differentiate us and serve as barriers for others seeking to enter our market:

•
Significant Scale. We have originated over $6 billion in loans across more than 700 industries since we made our first loan in 2007 and maintain a proprietary database of more than 10 million small businesses. Our platform, as discussed below, also offers us the ability to expand into other countries as demonstrated by our expanded operations in Canada and our expansion into Australia.

•
Proprietary Data and Analytics Engine. We use data analytics and technology to optimize our business operations and the customer experience. Our proprietary data and analytics engine and the OnDeck Score provide us with significant visibility and predictability to assess the creditworthiness of small businesses and allow us to better serve more customers across more industries. With each loan application, each originated loan and each daily or weekly payment received, our dataset expands and our OnDeck Score improves. We are able to lend to more small businesses than if we relied on personal credit scores alone. We are also able to use our proprietary data and analytics engine to pre-qualify customers and market to those customers we believe are predisposed to take a loan and have a higher likelihood of approval.

•
End-to-End Integrated Technology Platform. We built our integrated platform specifically to meet the financing needs of small businesses. Our platform touches every aspect of the customer life cycle, including customer acquisition, sales, scoring and underwriting, funding, and servicing and collections. This purpose-built infrastructure is enhanced by robust fraud protection, multiple layers of security and proprietary application programming interfaces. It enables us to deliver a superior customer experience, facilitates agile decision making and allows us to efficiently roll out new and expanded offerings and features. We use our platform to underwrite, process and service all of our small business loans regardless of distribution channel.

•
Diversified Distribution Channels. We are building our brand awareness and enhancing distribution capabilities through diversified distribution channels, including direct marketing, strategic partnerships and funding advisors. Our direct marketing includes direct mail, outbound calling, social media and other online marketing channels. Our strategic partners, including banks, payment processors and small business-focused service providers, offer us access to their base of small business customers, and data that can be used to enhance our targeting capabilities. We also have relationships with a large network of funding advisors, including businesses that provide loan brokerage services, which drive distribution and aid brand awareness. Our internal sales force contacts potential customers, responds to inbound inquiries from potential customers, and is available to assist all customers throughout the application process.

•
Singular Brand Focus and Visibility. Since our initial public offering, or IPO, we have made significant investments to build our brand, including national television and radio advertising campaigns; a national sponsorship with SCORE, the nation's largest network of free, expert business mentors; and a partnership with real estate entrepreneur and Shark Tank judge, Barbara Corcoran. Our partnerships with well-known companies such as JPMorgan Chase Bank, National Association, or JPM, Intuit Inc., BBVA Compass and others also help increase our visibility and validate our brand. As an NYSE listed company, we are required to meet high standards of transparency and financial reporting as well as to satisfy numerous other legal requirements. We believe the combination of these factors strengthens our position as we compete for customers.

•
High Customer Satisfaction and Repeat Customer Base. Our strong value proposition has been validated by our customers. We achieved an overall Net Promoter Score of 79 for the three months ended December 31, 2016 based on our internal survey of U.S. customers in all three of our distribution channels. The Net Promoter Score is a widely used index ranging from negative 100 to 100 that measures customer loyalty. Our score places us at the upper end of customer satisfaction ratings and compares favorably to the average Net Promoter Score of 39 for the financial services industry. We have also consistently achieved an A+ rating from the Better Business Bureau. We believe that high customer satisfaction has played an important role in repeat borrowing by our customers. In 2016, 2015, and 2014, 53%, 57% and 50%, respectively, of loan originations were by repeat customers, who either replaced their existing term loan with a new, usually larger, term loan or took out a new term loan after paying off their existing OnDeck term loan in full. Repeat customers generally demonstrate improvements in key metrics such as revenue and bank balance when they return for an additional loan. From our 2014 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 31% and 59% from their initial loan to their third loan. Similarly, from our 2015 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 33% and 49%. Approximately 19% percent of our origination volume from repeat customers in 2016 was due to unpaid principal balances rolled from existing loans directly into new loans. Each repeat customer seeking another term loan must meet the following standards:

•	the business must be approximately 50% paid down on its existing loan;

•	the business must be current on its outstanding OnDeck loan with no material delinquency history; and

•	the business must be fully re-underwritten and determined to be of adequate credit quality.

•
Durable Business Model. Since we began lending in 2007, we have successfully operated our business through both strong and weak economic environments. Our real-time data, short duration loans, automated daily and weekly collection, risk management capabilities and unit economics enable us to react rapidly to changing market conditions.

•
Differentiated Funding Platform. We source capital through multiple channels, including debt facilities, securitizations and OnDeck Marketplace, our proprietary whole loan sale platform for institutional investors. This diversity provides us with a mix of scalable funding sources, long-term capital commitments and access to flexible funding for growth. In addition, because we contribute a portion of the capital for each loan we fund via our debt facilities and securitizations, we are able to align interests with our investors.

•
100% Small Business-Focused. We are passionate about small businesses. We have developed significant expertise since we began lending in 2007, remaining exclusively focused on assessing and delivering credit to small businesses. We believe this passion, focus and small business credit expertise provides us with significant competitive advantages.

Our Strategy for Growth
Our vision is to become the first choice lender to small businesses, and to accomplish this, we intend to:

•
Continue to Acquire Customers Through Direct Marketing and Sales. We plan to continue consistent investment in direct marketing and sales to add new customers and increase our brand awareness. Through this channel, we make contact with prospective customers utilizing direct mail, outbound calling, social media and online marketing. As our dataset expands, we will continue to pre-qualify and market to those customers we believe are predisposed to take a loan and have a higher likelihood of approval. We have seen success from this strategy as the Direct Marketing channel contributed more than any other channel, in terms of absolute dollars, to our originations growth in both 2015 and 2016 and over the same periods achieved decreased customer acquisition costs.

•
Broaden Distribution Capabilities Through Strategic Partners and Funding Advisors. Through our Strategic Partner distribution channel, we are introduced to prospective customers by third parties, who we refer to as strategic partners, that serve or otherwise have access to the small business community in the regular course of their business. Strategic partners conduct their own marketing activities which may include direct mail, online marketing or leveraging existing business relationships. Strategic partners include, among others, banks, small business-focused service providers, other financial institutions, financial and accounting solution providers, payment processors, independent sales organizations and financial and other websites. We plan to expand our network of strategic partners and leverage their relationships with small businesses to acquire new customers. In general, if a strategic partner refers a customer that takes a loan from us, we pay that strategic partner a fee based on the amount of the originated loan. Strategic partners differ from funding advisors (described below) in that strategic partners generally provide a referral to our direct sales team and our direct sales team is the main point of contact with the customer. On the other hand, funding advisors serve as the main point of contact with the customer on its initial loan and may help a customer assess multiple funding options besides those we offer. As such, funding advisors' commissions generally exceed strategic partners' referral fees. We generally do not recover these commissions or fees upon default of a loan. Generally, no other fees are paid to strategic partners.
Through our Funding Advisor Program, we make contact with prospective customers by entering into relationships with third-party independent advisors, known as Funding Advisor Program partners, or FAPs, that typically offer a variety of financial services to small businesses. FAPs conduct their own marketing activities, which may include direct mail, online marketing, paid leads, television and radio advertising or leveraging existing business relationships. FAPs include independent sales organizations, commercial loan brokers and equipment leasing firms. FAPs act as intermediaries between potential customers and lenders by brokering business loans on behalf of potential customers. As part of our FAP strategy, we require a detailed certification process, including background checks, to approve a FAP, and annual recertifications in order to remain a FAP. We also employ a senior compliance officer whose responsibilities include overseeing compliance matters involving our funding advisor channel. Our relationships with FAPs provide for the payment of a commission at the time the term loan is originated or line of credit account is opened. We generally do not recover these commissions upon default of a loan. As of December 31, 2016, we had active relationships with more than 450 FAPs, and in 2016, 2015 and 2014, no single FAP was associated with more than 2%, 2%, and 3% of our total originations, respectively.

•
Expand Offerings. We will continue developing financing solutions that support small businesses throughout their life cycle. We offer a line of credit product with a credit limit up to $100,000 and a 36-month term loan product with principal amounts up to $500,000. Over time, we plan to expand our offerings by introducing new credit-related solutions for small businesses. We believe this will allow us to provide more comprehensive solutions for our current customers and introduce small business owners to our platform whose needs are not currently met by our term loans and lines of credit. In addition, we regularly evaluate our product range and explore new ideas including variations of existing loans through test pilot programs before new loans or loan-enhancements are fully introduced.

•
Extend Customer Lifetime Value. We believe we have an opportunity to increase revenue and loyalty from new and existing customers. We have the ability to accommodate our customers’ needs as they grow and as their funding needs increase and change. We continue to add benefits to our customer offering to increase engagement and usage of our platform.  For example, in 2016, we introduced new online features including downloadable monthly statements and payment transaction reports, and new digital content.

•
Targeted International Expansion. We believe small businesses around the world need capital to grow, and there is an opportunity to expand our small business lending in select countries outside of the United States. In the second quarter of 2014 we started offering loans in Canada and in the fourth quarter of 2015 we began offering loans in Australia. While we are currently focused on Canada and Australia, we continue to evaluate additional international market opportunities.

•
OnDeck-as-a-Service. We believe that an opportunity exists to leverage the decisioning strength of our platform and the OnDeck Score, as evidenced by our partnership with JPM, which uses our platform to make loan decisions for their own customers. We are actively exploring these opportunities and seek to expand the availability of OnDeck-as-a-Service to appropriate partners.

Our Loans and Loan Pricing
We offer fixed term loans to eligible small businesses. The principal amount of each term loan ranges from $5,000 to $500,000. The principal amount of our term loan is a function of our credit risk and cash flow assessments of the customer’s ability to repay the loan. The original term of each individual term loan ranges from 3 to 36 months. Customers repay our term loans through fixed automatic ACH collections from their business bank account on either a daily or weekly basis. Certain term loans are originated by our issuing bank partner and loans that we purchase from our issuing bank partner have similar performance to loans that we originate. We offer a revolving line of credit with fixed six-month level-yield amortization on amounts outstanding and automated weekly payments. The credit lines currently offered to customers are from $6,000 to $100,000. A customer may be offered a line of credit based on our credit risk assessment of the customer’s ability to repay the line of credit. During the first quarter of 2016, we began to purchase lines of credit from our issuing bank partner.
Our loans are priced based on a risk assessment generated by our proprietary data and analytics engine, which includes the OnDeck Score. Customer pricing is determined primarily based on the customer’s OnDeck Score, the loan term and origination channel. Loans originated through direct marketing and strategic partners are generally priced lower than loans originated through FAPs due to the commission structure of the FAP program. Additionally, we may offer discounts to qualified repeat customers as part of our loyalty program.
Our customers pay between $0.003 to $0.04 per month in interest for every dollar they borrow under one of our term loans, with the actual amount typically driven by the length of term of the particular loan. Our shorter-term loans (12 months or less) are generally discussed in “Cents on Dollar,” or COD, and/or a simple interest basis - both terms focus on total payback cost. Our longer-term loans (greater than 12 months) are generally discussed in COD and/or an annualized interest rate basis. Our lines of credit are quoted on an APR basis. Given the use case and payback period associated with our term loans, we believe our customers understand pricing on a “dollars in, dollars out” basis and are primarily focused on total payback cost. With respect to longer-term loans, in addition to considering total payback cost, some of our customers may consider an annualized interest rate in order to help generally compare loans of similar duration. Finally, revolving lines of credit are commonly priced and compared based on APR.
We believe that our product pricing has historically fallen between traditional bank loans to small businesses and certain non-bank small business financing alternatives such as merchant cash advances. The weighted average pricing on our originations has generally declined over time as measured by both average “Cents on Dollar” borrowed per month and APR. From 2012 to 2016, the weighted average APR for term loans and lines of credit continued to decline from 69.0% in 2012 to 41.4% in 2016. During the same period, the weighted average COD per dollar borrowed per month for term loans and lines of credit continued to decline from 2.87¢ in 2012 to 1.82¢ in 2016. During the third quarter of 2016, we implemented selective price increases which began to increase our weighted average COD and weighted average APR. These price increases were more broadly adopted during the fourth quarter of 2016. We intend to continue to manage the pricing of our loans to optimize between risk-adjusted yields and loan origination volume. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations —Key Factors Affecting Our Performance—Pricing.
“Cents on Dollar” borrowed reflects the monthly interest paid by a customer to us for a loan, and does not include the loan origination fee and the repayment of the principal of the loan. The APRs of our term loans currently range from 6.0% to 99.0% and the APRs of our lines of credit currently range from 11.0% to 39.9%. As noted above, because many of our loans are short term in nature and APR is calculated on an annualized basis, we believe that small business customers tend to evaluate these short term loans primarily on a “Cents on Dollar” borrowed basis rather than APR.
In order to provide our customers with additional information, during the fourth quarter of 2016, we adopted the SMART Box™ - which stands for “Straightforward Metrics Around Rate and Total cost,” a model pricing disclosure and comparison tool introduced by the Innovative Lending Platform Association, or ILPA, of which we are a founding member. The SMART Box presents prospective customers with several standardized pricing metrics to evaluate the cost of the term loan or line of credit, including the total cost of capital, APR, the average monthly payback amount, and the cents on dollar cost of the loan.
Our Risk Management
Our management team has operated the business through both strong and weak economic environments and has developed significant risk management experience and protocols.
We make credit decisions based on real-time performance data about our small business customers. We believe that the data and analytics powering the OnDeck Score can predict the creditworthiness of a small business better than models that rely solely on the personal credit score of the small business owner. Our analysis suggests that the current iteration of our proprietary credit-scoring model has become more accurate than previous versions at identifying credit risk in small businesses across a range of credit risk profiles than personal credit scores alone.
In addition, because our loans generally require automated payback either each business day or weekly and allow for ongoing data collection, we obtain early-warning indicators that provide a higher degree of visibility not just on individual loans, but also on macro portfolio trends. Insights gleaned from such real-time performance data provide the opportunity for us to be agile and adapt to changing conditions. For the year ended December 31, 2016, the average length of a term loan at origination was approximately 13.2 months compared to 12.4 months at December 31, 2015. We believe the rapid amortization and recovery of amounts from the short-term portion of our portfolio helps to mitigate our overall loss exposure.

Organizationally, we have a risk management committee, comprised of certain members of our board of directors, which meets regularly to examine our credit risks and enterprise risks. We also have subcommittees of our risk management committee that are comprised of members of our management team that monitor our credit risks, enterprise risks and other risks.
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
Our Subsidiaries
We conduct certain of our operations through subsidiaries that support our business. Twelve of these subsidiaries are special purpose vehicles acting as the borrower in different asset-backed revolving debt facilities and one such special purpose vehicle is the issuer under our current asset-backed securitization vehicle.
See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 8 of Notes to Consolidated Financial Statements elsewhere in this report for more information regarding our subsidiaries.
Our Information Technology and Security
Our network is configured with multiple layers of security designed to isolate our databases from unauthorized access. We use sophisticated security protocols for communication among applications. All of our public APIs and websites use Transport Layer Security.
Our systems infrastructure is deployed on a private cloud hosted in co-located redundant data centers in New Jersey and Colorado. We believe that we have enough physical capacity to support our operations for the foreseeable future. We have multiple layers of redundancy to support the reliability of network service and have 99.9% monthly uptime. We also have a working data redundancy model with comprehensive backups of our databases and software.
Our Intellectual Property
We protect our intellectual property through a combination of trademarks, trade dress, domain names, copyrights, trade secrets and patents, as well as contractual provisions and restrictions on access to our proprietary technology.
We have registered trademarks in the United States, Canada and Australia for “OnDeck,” “OnDeck Score,” “OnDeck Marketplace,” the OnDeck logo and many other trademarks. We also have filed other trademark applications in the United States and certain other jurisdictions and will pursue additional trademark registrations to the extent we believe it will be beneficial.
Our Employees
As of December 31, 2016, we had 708 full-time employees located throughout our New York, Denver, Virginia, Sydney Australia, and Toronto, Canada offices as well as several remote employees. In February 2017, we announced an 11% reduction in our headcount as a result of announced layoffs and actual and scheduled attrition.

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
Government Regulation
We are affected by laws and regulations, and judicial interpretations of those laws and regulations, that apply to businesses in general, as well as to commercial lending. This includes a range of laws, regulations and standards that address information security, data protection, privacy, licensing and interest rates, among other things. Because we are not a bank and are engaged in commercial lending, we are not subject to certain of the laws and rules that only apply to banks and consumer lenders. However, we do purchase term loans and lines of credit from our issuing bank partner that is subject to laws and rules applicable to banks and commercial lenders. We may explore, among other regulatory alternatives, the U.S. Office of the Comptroller of the Currency’s declared interest in offering a special purpose national bank charter for FinTech companies. Additionally, we are actively engaged in promoting industry standards and best practices as exemplified by our launch and adoption of the SMART Box.  The SMART Box includes clear and consistent pricing metrics, metric calculations, and metric explanations to help small businesses understand and assess the costs of their small business finance options. The SMART Box model disclosure is being made available for adoption by other capital providers through the ILPA.
State Lending Regulations
Interest Rate Regulations
Although the federal government does not regulate the maximum interest rates that may be charged on commercial loan transactions, some states have enacted commercial rate laws specifying the maximum legal interest rate at which loans can be made in their state. We only originate commercial loans. All loans originated directly by us provide that they are to be governed by Virginia law. Virginia does not have rate limitations on commercial loans of $5,000 or more or licensing requirements for commercial lenders making such loans. Our underwriting, servicing, operations and collections teams are headquartered in Arlington, Virginia, and that is where our commercial loan contracts are made. With respect to loans where we work with a partner or issuing bank, the issuing bank may utilize the law of the jurisdiction applicable to the bank in connection with its commercial loans.
Licensing Requirements
In states and jurisdictions that do not require a license to make commercial loans, we make term loans and extend lines of credit directly to customers pursuant to Virginia law, which is the governing law we require in the underlying loan agreements with our customers. There are five states that have licensing requirements where we do not make any term loans and instead purchase term loans made by an issuing bank partner: California, Nevada, North Dakota, South Dakota and Vermont. Beginning in 2016, we began to acquire line of credit draws under lines of credit extended by our issuing bank partner in those five states. Due to regulatory limitations, we do not originate lines of credit directly in those five states. In addition to those five states, there are other states and jurisdictions that require a license or have other requirements to make certain commercial loans, including both term loans and lines of credit, and may not honor a Virginia choice of law. In these other states, historically we have originated some term loans directly but purchased other term loans from issuing bank partners. Those other states assert either that their own licensing laws and requirements should generally apply to commercial loans made by nonbanks or apply to commercial loans made by nonbanks of certain principal amounts or with certain interest rates or other terms. In such other states and jurisdictions and in some other circumstances, term loans are made by an issuing bank partner that is not subject to state licensing, and may be sold to us. For the years ended December 31, 2016, 2015 and 2014, loans made by issuing bank partners constituted 22.2%, 15.3% and 15.9%, respectively, of our total loan originations (including both term loans and draws on lines of credit). As customer acceptance of our line of credit increases, we expect that certain lines of credit will be extended by an issuing bank partner in all 50 states in the U.S. and we may purchase extensions under those lines of credit.
The issuing bank partner establishes its underwriting criteria for the issuing bank partner program in consultation with us. We recommend commercial loans to the issuing bank partner that meet the bank partner's underwriting criteria, at which point the issuing bank partner may elect to fund the term loan or extend the line of credit. If the issuing bank partner decides to fund the loan (including term loans and line of credit extensions), it retains the economics on the loan for the period that it owns the loan. The issuing bank partner earns origination fees from the customers who borrow from it and in addition retains the interest paid during the period that the issuing bank partner holds the loan. In exchange for recommending loans to an issuing bank partner, we earn a marketing referral fee based on the loans recommended to, and originated by, that issuing bank partner. Historically, we have been the purchaser of the loans that we refer to issuing bank partners. Our agreement with our issuing bank partner also provides for a collateral account, which is maintained at the issuing bank. The account serves as cash collateral for the performance of our obligations under the agreements, which among other things may include compliance with certain covenants, and also serve to indemnify the issuing bank partner for breaches by us of representations and warranties where it suffers damages as a result of the loans that we refer to it. The initial term of our agreement with our issuing bank partner, Celtic Bank, or Celtic, expires October 2018 and the agreement automatically extends for one-year periods unless terminated by either party. Celtic is an industrial bank chartered by the state of Utah and makes small business and certain other loans. The agreement with Celtic may not be assigned without the prior written consent of the non-assigning party. We may in the future and from time to time work with a different bank partner, or multiple bank partners.
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
Federal Lending Regulations
We are a commercial lender and as such there are federal laws and regulations that affect our and other lenders’ lending operations. These laws include, among others, portions of the Wall Street Reform and Consumer Protection Act or the Dodd-Frank Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, Economic and Trade Sanctions rules, the Electronic Signatures in Global and National Commerce Act, the Service Members Civil Relief Act, the Telephone Consumer Protection Act of 1991 and Section 5 of the FTC Act prohibiting unfair and deceptive acts or practices.  In addition, there are other federal laws that do not directly govern our business but with respect to which we have established certain procedures, for example procedures to designed to protect our platform from being used to launder money.
Competition
The small business lending market is highly competitive and fragmented and we expect it to remain so in the future. Our principal competitors include traditional banks, legacy merchant cash advance providers, and newer, technology-enabled lenders. We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

•	ease of process to apply for a loan;

•	brand recognition and trust;

•	loan features, including rate, term and pay-back method;

•	loan product fit for business purpose;

•	transparent description of key terms;

•	effectiveness of underwriting;

•	effectiveness of operational processes;

•	effectiveness of customer acquisition; and

•	customer experience.
See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance - Competition.

Disclosure of Information
We recognize that in today’s environment, our current and potential investors, the media and others interested in us look to social media and other online sources for information about us. We believe that these sources represent important communications channels for disseminating information about us, including information that could be deemed to constitute material non-public information. As a result, in addition to our investor relations website (http://investors.ondeck.com), filings made with the SEC, press releases we issue from time to time, and public webcasts and conference calls, we have used and intend to continue to use various social media and other online sources to disseminate information about us and, without limitation, our general business developments; financial performance; product and service offerings; research, development and other technical updates; relationships with customers, platform providers and other strategic partners and others; and market and industry developments.
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
Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the SEC.  Information contained on, or that can be accessed through, our website, does not constitute part of this Annual Report on Form 10-K and the inclusion of our website address in this Annual Report is an inactive textual reference only. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

Industry and Market Data
This report contains estimates, statistical data, and other information concerning our industry that are based on industry publications, surveys and forecasts. The industry and market information included in this report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such information.
The sources of industry and market data contained in this report are listed below:

•	FDIC, Loans to Small Businesses and Farms, FDIC-Insured Institutions 1995-2015, Q3 2016.

•	Oliver Wyman, Financing Small Businesses, 2013.
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
We generated net losses of $85.5 million, $2.2 million and $18.7 million in 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $211.3 million. We will need to generate and sustain increased revenue levels in future periods in order to become profitable in the future, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds on our marketing and sales operations, increasing our technology and analytics capabilities, increasing our customer service and general loan servicing capabilities, meeting the increased compliance requirements associated with our operation as a public company and changing regulatory requirements, upgrading our data center infrastructure and possibly expanding into new markets. In addition, we record our loan loss provision as an expense to account for the possibility that loans we intend to hold (rather than sell) may not be repaid in full. Because we incur a given loan loss expense at the time that we issue the loans we intend to hold, we expect the aggregate amount of this expense to grow as we increase the number and total amount of loans we make to our customers.
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
Our gross revenue grew to $291.3 million in 2016 from $254.8 million in 2015 and from $158.1 million in 2014. We expect that, in the future, even if our revenue continues to increase, our rate of revenue growth will decline.
In addition, we expect to continue to expend substantial financial and other resources on:

•	personnel, including expanding our technology and analytics team and significant increases to the total compensation we pay our employees as we grow our employee headcount;

•	marketing, including expenses relating to increased direct marketing efforts;

•	product development, including the continued development of our platform and OnDeck Score;

•	diversification of funding sources;

•	office space, as we increase the space we need for our growing employee base;

•	establishing and maintaining strategic partnerships;

•	general administration, including legal, accounting and other compliance expenses related to being a public company; and

•	expansion in Canada and Australia, and possibly into new international geographies.

In addition, our historical rapid growth has placed, and may continue to place, significant demands on our management and our operational and financial resources. Finally, our organizational structure is becoming more complex, and we will need to continue to improve our operational, financial and management controls as well as our reporting systems and procedures. If we cannot manage our growth effectively, our financial results will suffer.

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
In addition, we are likely changing our collections strategy to retain more and sell fewer charged-off loans, with the goal of achieving higher recoveries. There is no assurance that this strategy will be successful, and it could result in lower recoveries than we have realized historically from selling charged-off loans. It may also lead to increased litigation, negative publicity and harm to our reputation.
There can be no assurance that economic conditions will remain favorable for our business or that demand for our loans or default rates by our customers will remain at current levels. Reduced demand for our loans would negatively impact our growth and revenue, while increased default rates by our customers may inhibit our access to capital, including debt warehouse facilities, securitizations and OnDeck Marketplace, and negatively impact our profitability. Changes in the financial markets, including changes in credit markets and interest rates, can also impact the price that investors are willing to pay for our loans through OnDeck Marketplace, if at all, which can adversely impact our gain on sale revenue and limit our financing alternatives. Furthermore, we have received a large number of applications from potential customers who do not satisfy the requirements for an OnDeck loan. If an insufficient number of qualified small businesses apply for our loans, our growth and revenue could decline.
An increase in customer default rates may reduce our overall profitability and could also affect our ability to attract institutional funding. Further, historical default rates may not be indicative of future results.
Customer default rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual customers. In particular, loss rates on customer loans may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer and business confidence, commercial real estate values, the value of the U.S. dollar, energy prices, changes in consumer and business spending, the number of personal and business bankruptcies, disruptions in the credit markets and other factors. We offer both our term loan and line of credit loans to the same customers, subject to customary credit and loan underwriting procedures. To the extent that our customers borrow from us under both types of loans and default, our losses could be greater than if we had offered them only one product. In addition, as of December 31, 2016, approximately 24.8% of our total loans outstanding related to customers with fewer than five years of operating history. While our OnDeck Score is designed to establish that, notwithstanding such limited operating and financial history, customers would be a reasonable credit risk, our loans may nevertheless be expected to have a higher default rate than loans made to customers with more established operating and financial histories. In addition, if default rates, delinquency rates or certain performance metrics reach certain levels, the principal of our securitized notes or other borrowings may be required to be paid down, and we may no longer be able to borrow from our debt facilities to fund future loans. In addition, if customer default rates increase beyond forecast levels, returns for investors in our OnDeck Marketplace program will decline and demand by investors to participate in this program will decrease, each of which will harm our reputation and operating results.
Our risk management efforts may not be effective.
We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor and mitigate financial risks, such as credit risk, interest rate risk, liquidity risk, and other market-related risk, as well as operational risks related to our business, assets and liabilities. To the extent our models used to assess the creditworthiness of potential customers do not adequately identify potential risks, the OnDeck Score produced would not adequately represent the risk profile of such customers and could result in higher risk than anticipated. Our risk management policies, procedures, and techniques, including our use of our proprietary OnDeck Score technology, may not be sufficient to identify all of the risks we are exposed to, mitigate the risks that we have identified or identify concentrations of risk or additional risks to which we may become subject in the future. Furthermore, there may be a lag in the time in which a customer begins to show signs of an inability to pay back a loan and when we begin to take remedial action in respect this loan, and as a consequence this could impair our eventual ability to receive repayment on the loan.
We rely on our proprietary credit models in the forecasting of loss rates. If we are unable to effectively forecast loss rates, it can materially adversely affect our operating results.
In making a decision whether to extend credit to prospective customers, we rely heavily on our OnDeck Score, the credit score generated by our proprietary credit-scoring model and decisioning system, an empirically derived suite of statistical models built using third-party data, data from our customers and our credit experience gained through monitoring the performance of our customers over time. If our proprietary credit-scoring model and decisioning system fails to adequately predict the creditworthiness of our customers, including because the factors used to determine the customer's creditworthiness was not representative of such customer's true credit risk profile, we have in the past and may in the future need to record additional provision expense and/or experience higher than forecasted losses. For example, in the quarter ended December 31, 2016 we recorded an additional $18.7 million of provision expense resulting from a change in our loss estimates for loans with original maturities of 15 months or more. In addition, if our proprietary cash flow analytics system fails to assess prospective customers’ financial ability to repay their loans, or if any portion of the information pertaining to the prospective customer is false, inaccurate or incomplete, and our systems did not detect such falsities, inaccuracies or incompleteness, or any or all of the other components of the credit decision process described herein fails, we may experience higher than forecasted losses. Furthermore, if we are unable to access the third-party data used in our OnDeck Score, or our access to such data is limited, our ability to accurately evaluate potential customers will be compromised, and we may be unable to effectively predict probable credit losses inherent in our loan portfolio, which would negatively impact our results of operations.
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
Our business may be adversely affected by disruptions in the credit markets, our failure to comply with our debt agreements, or the termination of our debt agreements, any of which could result in reduced access to credit and other financing. Additionally, OnDeck Marketplace has declined as a part of our overall funding strategy as a result of lower premiums and there is no assurance that OnDeck Marketplace participants will continue to purchase our loans.

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

In addition, OnDeck Marketplace has substantially declined as a portion of our funding strategy. For each of the three months ended March 31, 2016, June 30, 2016, September 30, 2016, and December 31, 2016 OnDeck Marketplace represented 25.9%, 15.6%, 16.6% and 15.8% of our term loan originations, respectively. In addition, the premiums we were paid in 2016 were lower than those received in 2015. By selling fewer loans via OnDeck Marketplace and at lower premiums, we realize lower gain on sale of loans and hold more of our term loan originations on balance sheet, which requires us to self-fund or finance a larger amount of loans. As a result, we have used, and may increasingly use available cash on hand to fund originations. While the premiums on sales of loans via OnDeck Marketplace have decreased, we have continued selling a portion of our loans through this channel in order to maintain active relationships with institutional loan purchasers and to obtain additional funding. However, to the extent that institutional investors that purchase loans from us through OnDeck Marketplace rely on credit to finance those loan purchases, disruptions in the credit market could further harm our ability to grow or maintain OnDeck Marketplace. We may continue selling a portion of our loans via OnDeck Marketplace at lower premiums to maintain our relationships with institutional loan purchasers, however, there can be no assurance that these investors will continue to purchase our loans via OnDeck Marketplace.

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

Furthermore, during 2017, several of our debt facilities are scheduled to mature. In connection with these scheduled maturities, $175 million in revolving debt capacity will expire in May 2017 and an additional $162.4 million will expire in September 2017. An additional $4.8 million will expire at various dates throughout 2017. We may not be able to extend or renew these debt facilities.

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
We have a limited operating history in an evolving industry that may not develop as expected. Assessing our business and future prospects is challenging in light of the risks and difficulties we may encounter. These risks and difficulties include our ability to:

•	increase the number and total volume of term loans and lines of credit we extend to our customers;

•	improve the terms on which we lend to our customers as our business becomes more efficient;

•	increase the effectiveness of our direct marketing, as well as our strategic partner and funding advisor program customer acquisition channels;

•	increase repeat borrowing by existing customers;

•	successfully develop and deploy new types of loans;

•	successfully maintain our diversified funding strategy, including through debt warehouse facilities, possible future securitization transactions and OnDeck Marketplace;

•	favorably compete with other companies that are currently in, or may in the future enter, the business of lending to small businesses including traditional lenders;

•	successfully navigate economic conditions and fluctuations in the credit market;

•	effectively manage the growth of our business;

•	obtain debt or equity capital on attractive terms;

•	successfully expand internationally; and

•	anticipate and react to changes to an evolving regulatory environment.
We may not be able to successfully address these risks and difficulties, which could harm our business and cause our operating results to suffer.

Our access to financing and our business may be adversely affected by increases in customer default rates, which could make us and our loans less attractive to lenders under debt facilities and investors in securitizations and institutional purchasers in OnDeck Marketplace.

            We principally rely on credit facilities, securitizations and OnDeck Marketplace to fund our loans.  Increases in customer default rates could make us and our loans less attractive to our existing (or prospective) funding sources.  If our existing funding sources do not achieve their desired financial returns or if they suffer losses, they (or prospective funding sources) may increase the cost of providing financing or refuse to provide financing on terms acceptable to us or at all.

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
Purchasers of loans in OnDeck Marketplace bear the risks of loan ownership. Unsatisfactory performance of our loans may reduce investor confidence and reduce the willingness of investors to participate in OnDeck Marketplace, which could harm our ability to grow or maintain OnDeck Marketplace. In addition, the gain on sale of loans through OnDeck Marketplace has declined from $53.4 million or 20.9% of gross revenue in 2015 to $14.4 million, or 5.0% of our gross revenue in 2016 reflecting less attractive market conditions, and a lower percentage of our terms loans sold into OnDeck Marketplace, as well as underlying loan performance. Because we decided to hold more loans on our balance sheet and sell fewer loans through OnDeck Marketplace, our provision expense and interest expense have increased, reducing our operating results.
Many of our strategic partnerships are nonexclusive and subject to termination options that, if terminated, could harm the growth of our customer base and negatively affect our financial performance. Additionally, these partners are concentrated and the departure of a significant partner could have a negative impact on our operating results. Lastly, any termination of agreements governing our provision of OnDeck-as-a-Service could have a negative impact on our ability to grow this part of our business and negatively impact our operating results.
We rely on strategic partners for referrals of an increasing portion of our customers and our growth depends in part on the growth of these referrals. Over the last four years, loans issued to customers referred to us by our strategic partners have grown to become an increasingly significant percentage of our total loan originations.
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
In addition, a small number of strategic partners refer to us a significant portion of the loans made within this channel. In 2016, 2015 and 2014, loans issued to customers referred to us by our top four strategic partners constituted 12.0%, 11.5% and 9.8% of our total loan originations, respectively. In the event that one or more of these significant strategic partners terminated our relationship or reduced the number of leads provided to us, our business would be harmed.
Additionally, we have continued exploring ways to expand the availability of OnDeck-as-a-Service to appropriate partners that could use our platform to make loan decisions. The agreements governing these services contain termination provisions that, if exercised, would terminate our agreement with these partners. A termination of any such agreements may affect our reputation as we seek to expand OnDeck-as-a-Service and/or have a negative impact on our revenue and operating results.
If we are unable to sell charged-off loans to third-parties and/or the premiums paid by such third-parties for charged-off loans were to decline, our operating results may be negatively affected.
If a loan is charged-off, historically we may sell the loan to a third-party in exchange for only a small fraction of the remaining amount payable to us. The agreements governing such arrangements with third-parties may be subject to termination and/or renegotiation. Any such termination and/or renegotiation of agreements already in place could result in our inability to sell charge-off loans and/or result in lower recoveries than we have realized historically from selling charged-off loans which could have a material adverse effect on our business and operating results.

To the extent that Funding Advisor Program partners or internal sales representatives mislead loan applicants or engage or previously engaged in disreputable behavior, our reputation may be harmed and we may face liability.
We rely on third-party independent advisors, including business loan brokers, which we call Funding Advisor Program partners, or FAPs, for a significant portion of the customers to whom we issue loans. In 2016, 2015 and 2014, loans issued to customers whose applications were submitted to us via the FAP channel constituted 27.3%, 28.0% and 41.4% of our total loan originations, respectively. As a consequence of their status as independent contractors, we have less control of FAP sales activities versus our internal sales representatives.  In early 2015, we took a number of steps to enhance our then existing efforts to mitigate the risks associated with FAP sales, as discussed below.
Because FAPs earn fees on a commission basis, FAPs may have an incentive to mislead loan applicants, facilitate the submission by loan applicants of false application data or engage in other disreputable behavior so as to earn additional commissions. In addition, it is possible that some FAPs may attempt to charge additional fees despite our contractual prohibitions. We also rely on our direct sales agents for customer acquisition in our direct marketing channel, who may also be tempted to engage in disreputable behavior to increase our customer base. If FAPs or our direct sales agents mislead our customers or engage in any other disreputable behavior, our customers are less likely to be satisfied with their experience and to become repeat customers, and we may be subject to costly and time-consuming disputes, each of which could harm our reputation and operating performance. In 2014, we were in fact subject to negative publicity related to our FAP channel, including regarding the alleged backgrounds of certain of their employees. A re-occurrence of such negative publicity could impair our ability to continue to increase our revenue and our business could otherwise be materially and negatively impacted.

In early 2015, we significantly enhanced the nature and scope of the due diligence conducted on both prospective and existing FAPs (we applied the enhanced due diligence retroactively to all FAPs with which we had arrangements as well).  We update such due diligence on all existing FAPs on an annual basis. We also implemented certain enhanced contractual provisions and compliance-related measures related to our funding advisor channel, including FAP training, issuing a FAP code of conduct and conducting welcome calls to customers sold by FAPs to survey the FAPs’ practices (which, if in violation of our code or contract, could lead to termination). While these measures were intended to improve certain aspects and reduce the risks of how we work with funding advisors and how they work with our customers, we cannot assure you whether these measures will work or continue to work as intended, that other compliance-related concerns will not emerge in the future, that the funding advisors will comply with these measures, and that these measures will not negatively impact our business from this channel, including our financial performance, or have other unintended or negative impacts on our business beyond the FAP channel, such as with existing or potential strategic partners, customers or funding sources.

We face similar risks based on the behavior of our internal sales representatives.  We provide our internal sales representatives with sales scripts that have been reviewed by our compliance team.  Sales representatives receive rigorous training, including in person training conducted by our compliance team on avoiding unfair, abusive, and deceptive practices.  In addition, internal representative calls are recorded and monitored for purposes of compliance and quality assurance, and there is a quality assurance team dedicated to these efforts. Despite these measures, we cannot assure you that that they will work as intended or that all of our internal sales representatives will comply with our procedures. Failure of our internal sales representatives to do so would expose us to the same, or worse, consequences than those relating to the FAP channel because our direct sales channel is larger than our FAP channel and we have more direct control over our internal sales representatives than we have over our FAP channel.
We pay commissions to our strategic partners and FAPs upfront and generally do not recover them in the event the related loan or line of credit is eventually charged off.
We pay commissions to strategic partners and FAPs on the term loans and lines of credit we originate through these channels. We pay these commissions at the time the term loan is originated or line of credit is opened. However, we generally do not require that this commission be repaid to us in the event of a default on a term loan or line of credit. While we generally discontinue working with strategic partners and FAPs that refer customers to us that ultimately have unacceptably high levels of defaults, to the extent that our strategic partners and FAPs are not at risk of forfeiting their commissions in the event of defaults, they may to an extent be indifferent to the riskiness of the potential customers that they refer to us.

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
Our current level of interest rate spread may decline in the future. Our gain on sale of loans in our OnDeck Marketplace program has already declined and may decline further in the future. Any material reduction in our interest rate spread or gains on sales of loans could harm our business, results of operations and financial condition.
We earn a majority of our revenues from interest payments on the loans we make to our customers. Financial institutions and other funding sources provide us with the capital to fund these term loans and lines of credit and charge us interest on funds that we draw down. In the event that the spread between the rate at which we lend to our customers and the rate at which we borrow from our lenders decreases, our financial results and operating performance will be harmed. The interest rates we charge to our customers and pay to our lenders could each be affected by a variety of factors, including access to capital based on our business performance, the volume of loans we make to our customers, competition and regulatory requirements. These interest rates may also be affected by a change over time in the mix of the types of loans we sell to our customers and investors, the mix of new and renewal loans and a shift among our channels of customer acquisition. Interest rate changes may adversely affect our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as inflation, recession, the state of the credit markets, changes in market interest rates, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. In addition, we generate gains on sales of loans to institutional investors through our OnDeck Marketplace program. The prices we are able to charge for loans we sell are based on a variety of factors, including the terms and credit risk associated with loans, the historical credit performance of the loans we sell, investor demand and other factors. If these variables or others were to change, we might be required to reduce our sales prices on loans, sell fewer loans or both, which could reduce our gains on sales of loans in the OnDeck Marketplace program. Our gain on sale of loans declined from $53.4 million in 2015 to $14.4 million in 2016. Any material reduction in our interest rate spread or gains on sale of loans could have a material adverse effect on our business, results of operations and financial condition.
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
Virginia does not limit interest rates on commercial loans of $5,000 or more. Assuming a court were to recognize this choice of law provision, Virginia law would be applied to a dispute between the customer and us regardless of where the customer is located. We intend for Virginia law to control over state interest rate limit laws that would otherwise be applicable to these loans. We are not aware of any broad-based legal challenges to date to the applicability of Virginia law to these loans or the loans of other companies. However, many laws to which we are subject were adopted prior to the advent of the internet and related technologies and, as a result, do not expressly contemplate or address the unique issues of the internet such as the applicability of laws to online transactions, including in our case, the origination of loans. In addition, many laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. As a result, we cannot predict whether a court may seek to apply a different choice of law to our loans or to otherwise invalidate the applicability of Virginia law to our loans. If the applicability of Virginia law to these loans were challenged, and these loans were found to be governed by the laws of another state, and such other state has an interest rate limit law that prohibits the interest rate in effect with respect to such loans, the obligations of our customers to pay all or a portion of the interest and principal on these loans could be found unenforceable. A judgment that the choice of law provisions in our loan agreements is unenforceable also could result in costly and time-consuming litigation, penalties, damage to our reputation, trigger repurchase obligations, negatively impact the terms of our future loans and harm our operating results. Likewise, a judgment that the choice of law provision in other commercial loan agreements is unenforceable could result in challenges to our choice of law provision and that could result in costly and time-consuming litigation. In February 2017, in the Madden v. Midland case described in more detail immediately below, the U.S. District Court for the Southern District of New York held that applying the Delaware choice of law specified in the loan contract, which would have resulted in the application of Delaware law that has no limit on allowable interest rates, would violate a fundamental public policy of New York's criminal usury statute. The court then concluded that the New York usury law, and not Delaware law, applied to the loan. That decision, or possible future decisions that similarly invalidate choice of law provisions in loan agreements, could cause us to change the way we do business in particular states and to incur substantial additional expense to comply with the laws of various states, including either licensing as a lender in the various states, or requiring us to place more loans through our issuing bank partner.
As a result of court decisions in Madden v. Midland, in some circumstances, federal preemption and application of an out-of-state choice of law provision will not, or may not, be available for the benefit of certain purchasers or non-bank issuers of loans to defend against a state law claim of usury.
In May 2015, the U.S. Court of Appeals for the Second Circuit held in Madden v. Midland Funding, LLC that federal law did not preempt a state’s interest rate limitations when applied to a non-bank debt buyer of a consumer credit card loan seeking to collect interest at the rate originally contracted for by a national bank. The Second Circuit did not decide, and remanded to the U. S. District Court for the Southern District of New York, the question of whether New York law (the law of the state where the debtor lived) or Delaware law (the governing law stated in the loan agreement) governed the terms of the loan agreement.  Although the Second Circuit case was appealed, in June 2016 the United States Supreme Court declined to review the case, which had the effect of leaving the decision of the Second Circuit intact.
In February 2017, the U.S. District Court for the Southern District of New York on remand held that applying the Delaware choice of law specified in the loan contract, which would have resulted in the application of Delaware law that has no limit on allowable interest rates, would violate a fundamental public policy of New York's criminal usury statute. The court then concluded that the New York usury law, and not Delaware law, applied to the loan.
The Second Circuit’s holding in the Madden case is binding on federal courts in the states included in the Second Circuit - New York, Connecticut and Vermont. An extension of the Second Circuit's decision in the Madden case, either within or outside the states in the Second Circuit, could challenge the federal preemption of state laws setting interest rate limitations for loans made by issuing bank partners in those states. Additionally if the decision by the U.S. District Court for the Southern District of New York applying the law of the state of the borrower, and not the governing law stated in the applicable loan agreement were applied by a state or federal court with proper jurisdiction, either within or outside the State of New York, then those loans originated by OnDeck (or a portion of the principal of and interest on such loans) might be unenforceable and penalties could apply depending on whether the terms of such loans were contrary to the law of the state of the borrower. There could be other related liabilities and reputational harm if OnDeck or a subsequent transferee of the loan were to seek to collect on those amounts. In addition, the U.S. District Court in the Madden case certified a class action to pursue other remedies against the defendants in that case. It is possible that other out of state lenders making loans to borrowers in New York, including us, may be subject to similar claims.
The U.S. District Court’s decision in the Madden case could limit the interest rates we can charge on our loans in New York and possibly in the other states that have criminal usury caps, namely Florida, Georgia, Louisiana, Massachusetts, New Jersey Ohio and Pennsylvania, if the aforementioned court decisions are followed in those states and if the terms of OnDeck loans were contrary to the laws in those states. In those circumstances, we may need to change the interest rates and/or amount of loans we make in those states or otherwise change the way we do business in those states, we may be subject to litigation and we may suffer an adverse impact on our business.
If our relationship with our issuing bank partner was to end or the legal structure supporting such relationship was to be successfully challenged, then we may have to comply with additional restrictions, and certain states may require us to obtain a lending license.
In states that do not require a license to make commercial loans, we make term loans directly to customers pursuant to Virginia law, which is the governing law we require in the underlying loan agreements with our customers. However, twelve states and jurisdictions, namely Alaska, California, Kentucky, Maryland, Minnesota, Nebraska, Nevada, North Dakota, South Dakota, Vermont, Washington, D.C., and West Virginia, require a license to make certain commercial loans and may not honor a Virginia choice of law. They assert either that their own licensing laws and requirements should generally apply to commercial loans made by nonbanks or apply to commercial loans made by nonbanks of certain principal amounts or with certain interest rates or other terms. In such states and jurisdictions and in some other circumstances, term loans are made by our issuing bank partner that are not subject to state licensing and may be sold to us. For the years ended December 31, 2016, 2015 and 2014, loans made by our issuing bank partner constituted 22.2%, 15.3% and 15.9%, respectively, of our total loan originations. These loans are not governed by Virginia law, but rather the laws of the issuing bank partner’s home state, Utah law in the case of our issuing bank partner Celtic Bank. The remainder of our term loans provide that they are to be governed by Virginia law. Our issuing bank partner currently originates all of our loans in California, Nevada, North Dakota, South Dakota and Vermont as well as some loans in other states and jurisdictions in addition to those listed above. Although such states and jurisdictions may have licensing requirements and/or interest rate caps that purport to apply to some or all commercial loans, all such licensing requirements and/or caps that would otherwise be applicable are federally preempted when these loans are originated by our federally chartered or state chartered issuing bank partners. Loans originated by our issuing bank partner are generally priced the same as loans originated by us under Virginia law. While the other 39 U.S. states where we originate loans currently honor our Virginia choice of law, future legal changes could result in any one or more of those states no longer honoring our Virginia choice of law. In that case, we could potentially address the legal change in a manner similar to how we approach the nine states and jurisdictions that currently require licensing and may not honor a Virginia choice of law, or we could consider other approaches, including licensing.
If we were otherwise not able to work with an issuing bank partner or if we were to seek to make loans directly in those states referenced above, we would have to attempt to comply with the laws of these states in other ways, including through obtaining lending licenses. Compliance with the laws of such states could be costly, and if we are unable to obtain such licenses, our loan volume could substantially decrease and our revenues, growth and profitability would be harmed. In addition, if our activities under the current arrangement with our issuing bank partner were deemed to constitute lending within any such jurisdiction, we could be found to have engaged in impermissible lending within such jurisdictions. As a result, we could be subjected to fines and other penalties, all or a portion of the principal and interest charged on the applicable loans could be found to be unenforceable and, to the extent it is determined that such loans were not originated in accordance with all applicable laws, we could be obligated to repurchase any loans from our debt facilities and OnDeck Marketplace participants that failed to comply with such legal requirements. Any finding that we engaged in lending in states in which we are unlicensed to do so could lead to litigation, fines and harm our reputation and negatively impact our operating results.
Our allowance for loan losses is determined based upon both objective and subjective factors and may not be adequate to absorb loan losses.
We face the risk on the loans that we hold that our customers will fail to repay their loans in full. We reserve for such losses by establishing an allowance for loan losses, the increase of which results in a charge to our earnings as a provision for loan losses. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses are also dependent on our subjective assessment based upon our experience and judgment. Actual losses are difficult to forecast, especially if such losses stem from factors beyond our experience, and unlike traditional banks, we are not subject to periodic review by bank regulatory agencies of our allowance for loan losses. In addition, for our line of credit product we estimate probable losses on unfunded loan commitments in a process similar to that used for the allowance for loan losses.
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
We compete with other companies that lend to small businesses. These companies include traditional banks, merchant cash advance providers and newer, technology-enabled lenders. In addition, other technology companies that primarily lend to individual consumers have been focusing, or may in the future focus, their efforts on lending to small businesses. Competition has intensified in small business lending and this trend may continue.
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
We believe that an important component of our growth will be continued market penetration through our direct marketing channel. To achieve this growth, we anticipate relying on marketing and advertising to increase the visibility of the OnDeck brand with potential customers while controlling cost of customer acquisition. The goal of this marketing and advertising is to increase the strength, recognition and trust in the OnDeck brand, drive more unique visitors to submit loan applications on our website, and ultimately increase the number of loans made to our customers. We incurred expenses of $67.0 million and $60.6 million on sales and marketing in the years ended December 31, 2016 and 2015, respectively.
Our business model relies on our ability to continue to scale and to decrease incremental customer acquisition costs as we grow. If we are unable to recover our marketing costs through increases in the number of loans we make, or if we reduce or discontinue our broad marketing campaigns, it could have a material adverse effect on our growth, results of operations and financial condition.
To date, we have derived our revenue from a limited number of financing options and markets. Our efforts to expand our market reach and financing options may not succeed and may reduce our revenue growth.
We offer term loans and lines of credit to our customers in the United States and Canada and term loans to our customers in Australia. Many of our competitors offer a more diverse set of financing options to small businesses and in additional international markets. While we intend to eventually broaden the scope of financing options that we offer to our customers, there can be no assurance that we will be successful in such efforts. Failure to broaden the scope of financing options we offer to potential customers may inhibit the growth of repeat business from our customers and harm our operating results. There also can be no guarantee that we will be successful with respect to our current efforts in Canada and Australia, as well as any further expansion beyond the United States, Canada and Australia, if we decide to attempt such expansion at all, which may also inhibit the growth of our business.

In connection with our sale of loans to our subsidiaries and through OnDeck Marketplace, we make representations and warranties concerning the loans we sell. If those representations and warranties are not correct, we could be required to purchase the loans. In addition, we may, from time to time, voluntarily purchase loans previously sold to third parties. Any significant required purchases and/or voluntary purchases could have an adverse effect on our ability to operate and fund our business.
In our asset-backed securitization facility and our other asset-backed revolving debt facilities, we transfer loans to our subsidiaries and make numerous representations and warranties concerning the loans we transfer, including representations and warranties that the loans meet the eligibility requirements. We also make representations and warranties in connection with the loans we sell through OnDeck Marketplace. If the representations and warranties that the loans meet the eligibility requirements are incorrect, we may be required to purchase the loans not satisfying the eligibility requirements. Failure to purchase any loans when required would constitute an event of default under the securitization and other asset-backed facilities and may constitute a termination event under the applicable OnDeck Marketplace agreement. At the request of a loan purchaser, we may voluntarily decide to purchase loans sold to third parties. There is no assurance, however, that we would have adequate resources to make such purchases or, if we did make the purchases, that such event might not have a material adverse effect on our business. Between June 2016 and February 2017, we voluntarily purchased $20.2 million of loans for strategic business reasons, and we may, from time to time, do so again in the future to the extent that we have adequate resources available to do so. The purchase of loans in large quantities, both on a mandatory or voluntary basis, may have an adverse impact on our liquidity and our ability to originate loans, especially if we are unable to refinance such loans and elect to rely on available cash to purchase them.

We may not have adequate funding capacity in the event that an unforeseen number of customers to whom we have extended a line of credit decide to draw their lines at the same time.
Our current capacity to fund our customers’ lines of credit through existing debt facilities is limited. Accordingly, we maintain cash available to fund our customers’ lines of credit based on the amount that we foresee these customers drawing down. For example, if we make available a line of credit for $15,000 to a small business, we may only reserve a portion of this amount at any given time for immediate drawdown. We base the amount that we reserve on our analysis of aggregate portfolio demand and the historical activity of customers using these lines of credit. However, if we inaccurately predict the number of customers that draw down on their lines of credit at a certain time, or if these customers draw down in greater amounts than we forecast, we may not have enough funds available to lend to them. Failure to provide funds drawn down by our customers on their lines of credit may lead to negative customer experience, damage our reputation and inhibit our growth.

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
As a public company, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2016 and as of subsequent year ends. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
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
In connection with our preparation of the financial statements for the year ended December 31, 2016, which are included elsewhere in this report, we determined that a previously identified significant deficiency related to the effectiveness of our information technology controls has been remediated to the extent that it no longer constitutes a significant deficiency. Our efforts to resolve this significant deficiency included designing and implementing new policies, procedures and controls, and preparing related documentation.
While we have determined that we have remediated this significant deficiency, we cannot assure you that such remediation is or will remain effective. Moreover, we cannot assure you that we have identified all other significant deficiencies, that we will not in the future have similar or additional significant deficiencies or that we will not identify material weaknesses. Because we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm has not evaluated any of the measures we have taken to address this or any other significant deficiency.
In addition to the specific actions we have taken to address the previously identified significant deficiency, because our business has grown and we are a public company, we are continuing in our efforts to transition to a more developed internal control environment that incorporates increased automation. The actions we have taken and plan to take are subject to ongoing senior management review and audit committee oversight.
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

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. As long as we remain an “emerging growth company” we may elect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company” and, when our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
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
In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. In February 2017, we announced an 11% reduction in our headcount as a result of announced layoffs and actual and scheduled attrition. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business.
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

We require substantial capital and in the future may require additional capital to pursue our business objectives and profitability strategy, and in particular our ability to fund loan originations. If adequate capital is not available to us, our business, operating results and financial condition may be harmed.
Since our founding, we have raised substantial equity and debt financing to support the growth of our business. Because we intend to continue to make investments to support the growth of our business, we require additional capital to pursue our business objectives and growth strategy and respond to business opportunities, challenges or unforeseen circumstances, including lending to our customers, increasing our marketing expenditures to attract new customers and improve our brand awareness, developing and offering loans with new characteristics, introducing new loans or services, expanding internationally or further improving existing offerings and services, enhancing our operating infrastructure and potentially acquiring complementary businesses and technologies. Accordingly, on a regular basis we need, or we may need, to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, in amounts we need, on terms that are acceptable to us or at all. Volatility in the credit markets in general or in the market for small business or Internet loans in particular may also have an adverse effect on our ability to obtain debt financing. Furthermore, the cost of our borrowing may increase due to market volatility, changes in the risk premiums required by lenders or if traditional sources of debt capital are unavailable. Volatility or depressed valuations or trading prices in the equity markets may similarly adversely affect our ability to obtain equity financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
In particular, we may require additional access to capital to support our lending operations, and we are funding an increasing amount of originations via our available cash on hand. For example, in September 2015, we began offering term loans up to $500,000 with terms as long as 36 months and lower interest rates for qualified customers compared to the rates on our historical term loans. These term loans may have lower margins than loans we have historically made (due to the risk profile of customers eligible for these types of loans). While such loans are currently eligible to be financed through at least one of our existing debt facilities, our ability to finance such loans is limited due to maximum concentration limits, available borrowing capacity and other similar factors. In order to fund such loans that cannot be financed through our debt facilities, we have used, and expect to continue to use, our available cash on hand. In addition, because we are funding fewer loans via OnDeck Marketplace, as described elsewhere in this report, we must fund an increasing amount of originations via our available cash on hand. Furthermore, for all loans that are eligible for funding under the terms of our debt or securitization facilities, these facilities have advance rate limitations on the maximum percentage of collateral that may be financed, which requires us to fund the excess portion through our available cash in hand. Due in significant part to the decrease in OnDeck Marketplace sales and because we have financed a growing amount of originations with our available cash on hand, our cash declined to approximately $80 million at December 31, 2016 from approximately $160 million at December 31, 2015.
We expect that we will continue to use our available cash to fund a portion of our loans and support our growth initiatives and general operations. To supplement our cash resources, we are exploring expanding or modifying our existing debt facilities to provide additional capacity as well as expanding eligibility requirements; adding new debt facilities or replacing or renewing debt facilities scheduled to expire; entering into additional securitizations; increasing our corporate debt facility; expanding the volume of loans that we sell through OnDeck Marketplace and other potential options. If we are unable to adequately supplement our cash resources, we may delay non-essential capital expenditures; implement cost cutting procedures; delay or reduce future hiring; or reduce our rate of future originations compared to current level. There can be no assurance when we will obtain sufficient sources of external capital to support the growth of our business. Delays in doing so or failure to do so may require us to reduce loan originations or reduce our operations, which would harm our ability to pursue our business objectives as well as harm our business, operating results and financial condition.
Our agreements with our lenders contain a number of early payment triggers and covenants. A breach of such triggers or covenants or other terms of such agreements could result in an early amortization, default, and/or acceleration of the related funding facilities which could materially impact our operations.
Primary funding sources available to support the maintenance and growth of our business include, among others, an asset-backed securitization facility, other asset-backed revolving debt facilities and corporate debt. Our liquidity would be materially adversely affected by our inability to comply with various covenants and other specified requirements set forth in our agreements with our lenders which could result in the early amortization, default and/or acceleration of our existing facilities. Such covenants and requirements include financial covenants, portfolio performance covenants and other events. For a description of these covenants, requirements and events, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources

During an early amortization period or occurrence of an event of default, principal collections from the loans in our asset-backed facilities would be applied to repay principal under such facilities rather than being available on a revolving basis to fund purchases of newly originated loans. During the occurrence of an event of default under any of our facilities, the applicable lenders could accelerate the related debt and such lenders’ commitments to extend further credit under the related facility would terminate. Our asset-backed securitization trust would not be able to issue future series out of such securitization if an early amortization event occurred. In addition, under such securitization the period during which remaining cash flow can be used to purchase additional loans expires April 30, 2018 and the securitization has a final maturity in May 2020. If we were unable to repay the amounts due and payable under such facilities, the applicable lenders could seek remedies, including against the collateral pledged under such facilities. A default under one facility could also lead to default under other facilities due to cross-acceleration or cross-default provisions.
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
Over the last few years, federal and state regulatory and other policymaking entities have taken increased interest in marketplace and online lending, including small business lending.  For example, in July 2015, the U.S. Department of the Treasury issued a public request for information regarding expanding access to credit through online marketplace lending.  In December 2015, the California Department of Business Oversight announced an inquiry into the marketplace lending industry and requested information from fourteen marketplace and online lenders including OnDeck.  Both of the U.S. Treasury and California initiatives were initially presented as information gathering projects to assist officials in better understanding, among other things, the methods, role and impact of online and marketplace lending on credit markets. These initiatives either have resulted, or are expected to result, in policy recommendations that could impact our business practices and operations if they drive new laws or regulations.  Lastly, legislation has been proposed in the State of New York, however, due to the early stage of the proposal it is unclear whether it will be enacted in the current form or at all.  If it were to be enacted with certain applicable rate caps or other provisions inconsistent with our current business practices and alternative solutions were not available, we could be required to limit or modify our lending in New York, which could have an adverse impact on us.  We, or our issuing bank partner, originated approximately 8% of our 2016 total originations in New York.

            We expect these and other types of government and regulatory activities to continue in the future as marketplace and online lending grow or become the subject of greater public interest.  For example, the U.S. Office of the Comptroller of the Currency has announced its intention to begin offering a special purpose national bank charter for FinTech companies. We cannot predict the outcome of these or other comparable future activities, when or whether they will lead to new laws, regulations or other actions or what they might be. However, the impact and cost of any possible future changes could be substantial and could also require us to change our business practices and operations in a manner that adversely impacts our business including increased compliance costs.
Changes in laws or regulations or the regulatory application or judicial interpretation of the laws and regulations applicable to us could adversely affect our ability to operate in the manner in which we currently conduct business or make it more difficult or costly for us to originate or otherwise make additional loans, or for us to collect payments on loans by subjecting us to additional licensing, registration and other regulatory requirements or restrictions in the future or otherwise. For example, if our loans were determined for any reason not to be commercial loans or maximum interest rate limitations were imposed on commercial loans, or if the validity of our relationship with an issuing bank partner were successfully challenged under a “true lender” theory or similar arguments as made in Madden v. Midland Funding, LLC, we would be subject to many additional requirements, and our fees and interest arrangements could be challenged by regulators or our customers. A material failure to comply with any such laws or regulations could result in regulatory actions, lawsuits and damage to our reputation, which could have a material adverse effect on our business and financial condition and our ability to originate and service loans and perform our obligations to investors and other constituents.
A proceeding relating to one or more allegations or findings of our violation of such laws could result in modifications in our methods of doing business that could impair our ability to collect payments on our loans or to acquire additional loans or could result in the requirement that we pay damages and/or cancel the balance or other amounts owing under loans associated with such violation. We cannot assure that such claims will not be asserted against us in the future. To the extent it is determined that the loans we make to our customers were not originated in accordance with all applicable laws, we would be obligated to repurchase from the entity holding the applicable loan any such loan that fails to comply with legal requirements. We may not have adequate resources to make such repurchases.
Additionally, there has been discussion about possible changes to the current federal tax code, including changes which may impact a small business borrower's ability to deduct all or a portion of interest paid to a lender.  Although different proposals have been suggested, it is unclear what, if any, changes will be enacted regarding the deductibility of interest expense by small business borrowers.  If legislation which limits and/or eliminates a small business borrower's ability to deduct interest expense were to be enacted, it may affect a potential small business borrower's decision to apply for our loans which could have an adverse impact on us.
Financial regulatory reform relating to asset-backed securities has not been fully implemented and there is uncertainty regarding its continuation, both of which could have a significant impact on our ability to access the asset-backed market.
We rely upon asset-backed financing for a significant portion of our funds with which to carry on our business. Asset-backed securities and the securitization markets were heavily affected by the Dodd-Frank Act, which was signed into law in 2010 and have also been a focus of increased regulation by the SEC. However, some of the regulations to be implemented under the Dodd-Frank Act have not yet been finalized and other asset-backed regulations that have been adopted by the SEC have delayed effective dates. For example, the Dodd-Frank Act mandates the implementation of rules requiring securitizers or originators to retain an economic interest in a portion of the credit risk for any asset that they securitize or originate. In October 2014, the SEC adopted final rules in relation to such risk retention, but such rules did not become effective with respect to our transactions until late in 2016. In addition, the SEC previously proposed separate rules which would affect the disclosure requirements for registered as well as unregistered issuances of asset-backed securities. The SEC has recently adopted final rules which affect the disclosure requirements for registered issuances of asset-backed securities backed by residential mortgages, commercial mortgages, auto loans, auto leases and debt securities. However, final rules that would affect the disclosure requirements for registered issuances of asset-backed securities backed by other types of collateral or for unregistered issuances of asset-backed securities have not been adopted. Additionally, there is general uncertainty regarding what changes, if any, may be implemented with regards to the Dodd-Frank Act. Any new rules or changes to the Dodd-Frank Act (or the current rules thereunder), if implemented could adversely affect our ability to access the asset-backed market or our cost of accessing that market.
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

The collection, processing, use, storage, sharing and transmission of personal data could give rise to liabilities as a result of federal, state and international laws and regulations, as well as our failure to adhere to the privacy and data security practices that we articulate to our customers.
We collect, process, store, use, share and/or transmit a large volume of personally identifiable information and other sensitive data from current and prospective customers. There are federal, state, and foreign laws regarding privacy and the collection, use, storage, protection, sharing and/or transmission of personally identifiable information and sensitive data. Any violations of these laws and regulations may require us to change our business practices or operational structure, address legal claims, and sustain monetary penalties, reputational damage and/or other harms to our business.

Furthermore, our online privacy policy and website make certain statements regarding our privacy and data security practices with regard to information collected from our customers. Failure to adhere to such practices may result in regulatory scrutiny and investigation, complaints by affected customers, reputational damage and other harm to our business. If either we, or the third party service providers with which we share customer data, are unable to address privacy concerns, even if unfounded, or to comply with applicable laws and regulations, it could result in additional costs and liability, damage our reputation, and harm our business.

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

•	compliance with multiple, potentially conflicting and changing governmental laws and regulations, including banking, securities, employment, tax, privacy and data protection laws and regulations;

•
compliance with U.S. and foreign anti-bribery laws, such as the Foreign Corrupt Practices Act and comparable laws in Canada, Australia and other non-U.S. markets into which we might expand in the future;

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
We currently serve our customers from two third-party data center hosting facilities in New Jersey and Colorado, as well as "cloud" data centers which delivers service over the internet. The continuous availability of our service depends on the operations of these facilities and cloud services, on a variety of network service providers, on third-party vendors and on data center operations staff. In addition, we depend on the ability of our third-party facility and cloud service providers to protect the facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. If there are any lapses of service or damage to these facilities and cloud services, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, our business could be harmed.
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
We operate in a nascent industry characterized by rapidly evolving technology and frequent product introductions. We rely on our proprietary technology to make our platform available to customers, determine the creditworthiness of loan applicants, and service the loans we make to customers. In addition, we may increasingly rely on technological innovation as we introduce new types of loans, expand our current loans into new markets, and continue to streamline the lending process. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior customer experience, customers’ demand for our loans may decrease and our growth and operations may be harmed.
It may be difficult and costly to protect our intellectual property rights, and we may not be able to ensure their protection.

Our ability to lend to our customers depends, in part, upon our proprietary technology, including our use of the OnDeck Score. We may be unable to protect our proprietary technology effectively which would allow competitors to duplicate our business processes and know how, and adversely affect our ability to compete with them. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful.
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
We incorporate open source software into our proprietary platform and into other processes supporting our business. Such open source software may include software covered by licenses like the GNU General Public License and the Apache License or other open source licenses. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that limits our use of the software, inhibits certain aspects of the platform and negatively affects our business operations.
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
Our success will depend, in part, on our ability to grow our business. In some circumstances, we may determine to do so through the acquisition of complementary assets, businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. We also have never made these types of acquisitions before and therefore lack experience in integrating such acquisitions, new technology and personnel. The risks we face in connection with acquisitions include:

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
We had U.S. federal net operating loss carryforwards of approximately $69.7 million as of December 31, 2016. These net operating loss carryforwards will begin to expire at various dates beginning in 2027. As of December 31, 2016, we recorded a full valuation allowance of $53.6 million against our net deferred tax asset.
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
Events beyond our control may damage our ability to accept our customers’ applications, underwrite loans, maintain our platform or perform our servicing obligations. In addition, these catastrophic events may negatively affect customers’ demand for our loans. Such events include, but are not limited to, fires, earthquakes, terrorist attacks, natural disasters, computer viruses and telecommunications failures. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster, if a third-party provider closes a facility we use without adequate notice for financial or other reasons, or if there are other unanticipated problems at our leased facilities. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high-quality customer service, such disruptions could harm our ability to run our business and cause lengthy delays which could harm our business, results of operations and financial condition. We currently are not able to switch instantly to our backup center in the event of failure of the main server site. This means that an outage at one facility could result in our system being unavailable for a significant period of time. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures. A system outage or data loss could harm our business, results of operations and financial condition.
Risks Related to the Securities Markets and Ownership of Our Common Stock
The price of our common stock may be volatile and the value of your investment could decline.
Stocks of emerging growth companies have experienced high levels of volatility. The trading price of our common stock may fluctuate substantially. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	announcements of new types of loans, services or technologies, relationships with strategic partners, acquisitions or other events by us or our competitors;

•	changes in economic conditions;

•	changes in prevailing interest rates;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in our industry;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	the impact of securities analysts’ reports or other publicity regarding our business or industry;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	quarterly fluctuations in demand for our loans;

•	whether our operating results meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	regulatory developments in the United States, foreign countries or both;

•	major catastrophic events;

•	sales of large blocks of our stock; or

•	departures of key personnel.

In addition, if the market for financial or technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. In August 2015, we became the subject of two putative class actions, which were subsequently consolidated, alleging that the registration statement for our IPO contained materially false and misleading statements regarding, or failed to disclose, specified information in violation of the Securities Act of 1933, as amended. In September 2016, the consolidated cases were dismissed following the filing by the lead plaintiff of a notice of voluntary dismissal without prejudice as to all the parties.

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. At December 31, 2016, we had 71,605,708 shares of common stock outstanding of which 48,321,550 shares were freely tradable.
At December 31, 2016, based on publicly available information and other information available to us, holders of an aggregate of 23,376,752 shares of our common stock (including shares issuable pursuant to the exercise of warrants to purchase common stock), or their permitted transferees, have registration rights under certain circumstances to require us to file registration statements with the SEC covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. It is not possible for us to determine the total number of our shares that are currently subject to such registration rights because certain of our stockholders with registration rights transferred their shares to the Depository Trust Company in order to hold such shares anonymously in “street name.”  As a result, the actual number of shares with registration rights could be much larger than we are able to determine based on available information. At December 31, 2015, based on information then available to us, holders of an aggregate of 56,832,941 shares were entitled to registration rights. These registration rights expire in December 2017.We have also registered the offer and sale of all shares of common stock that we may issue under our 2014 Equity Incentive Plan and 2014 Employee Stock Purchase Plan.
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
Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 45% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2016. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
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

We also expect that these new rules, regulations and standards (and that, although they were voluntarily dismissed without prejudice, we have already been subject to two consolidated putative class action litigations), may make it more expensive for us as a public company to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our Audit Committee, Compensation Committee and Risk Management Committee.
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
Our amended and restated certificate of incorporation and third amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

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
Our principal locations, their purposes and the expiration dates for the leases on facilities at those locations as of December 31, 2016 are shown in the table below.

Location	Purpose	Approximate Square Feet	Lease Expiration Date
New York, NY	Corporate Headquarters, technology and direct sales	107,800	2026
Denver, CO	Direct sales and operations	71,900	2026
Arlington, VA	Underwriting, loan origination and servicing	18,600	2022

We lease all of our facilities. We do not own any real property. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. Our leases are further described in Note 13 of Notes to Consolidated Financial Statements elsewhere in this report.

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
Market Information
Our common stock began trading on the New York Stock Exchange, or the NYSE, under the symbol “ONDK” on December 17, 2014 in connection with our initial public offering of our common stock. Prior to that date, there was no public market for our common stock. The following table sets forth the high and low intraday sale prices of our common stock on the NYSE from the commencement of trading through the end of 2016:

	Sale Prices
	High	Low
2015
First Quarter	$24.48	$14.52
Second Quarter	$21.79	$11.38
Third Quarter	$14.90	$7.75
Fourth Quarter	$12.85	$8.76
2016
First Quarter	$10.18	$6.05
Second Quarter	$8.94	$4.20
Third Quarter	$6.46	$4.76
Fourth Quarter	$5.88	$3.64
Holders of Record
As of February 20, 2017, there were approximately 56 holders of record of our common stock. This record holder figure does not include, and we are not able to estimate, the number of holders whose shares are held of record by banks, brokers and other financial institutions.
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
Issuer Purchases of Equity Securities
During the quarter and year ended December 31, 2016, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

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

The following graph compares the cumulative total stockholder return since December 31, 2014 with the S&P 500 Index and the NYSE Financial Sector Index through December 31, 2016. The graph assumes that the value of the investment in our common stock and each index was $100 at market close on December 17, 2014 and that any dividends and other distributions paid during the period covered by the graph were reinvested. The returns shown are historical and are not intended to suggest future performance.

Sales of Unregistered Equity Securities
None.

Item 6.	Selected Consolidated Financial Data
The following selected consolidated financial data are derived from our audited financial statements. The consolidated balance sheet data as of December 31, 2016 and 2015 and the consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 2014, 2013 and 2012 and the consolidated statement of operations data for the years ended December 31, 2013 and 2012 are derived from our audited consolidated financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations
Revenue:
Interest income	$264,844	$195,048	$145,275	$62,941	$25,273
Gross revenue	291,317	254,767	158,064	65,249	25,643
Total cost of revenue	182,411	95,107	84,632	39,989	20,763
Net revenue	108,906	159,660	73,432	25,260	4,880
Net loss	(85,482)	(2,231)	(18,708)	(24,356)	(16,844)
Net loss attributable to On Deck Capital, Inc. common stockholders	$(82,958)	$(1,273)	$(31,592)	$(37,080)	$(20,284)
Net loss per share attributable to On Deck Capital, Inc. common shareholders:
Basic and diluted	$(1.17)	$(0.02)	$(0.60)	$(8.64)	$(4.27)
Weighted-average common shares outstanding:
Basic and diluted	70,934,937	69,545,238	52,556,998	4,292,026	4,750,440
Balance sheet data:
Cash and cash equivalents	$79,554	$159,822	$220,433	$4,670	$7,386
Loans held for investment	1,000,445	552,742	504,107	222,521	90,975
Total assets	1,064,091	745,025	724,265	233,123	104,070
Funding debt	726,639	375,890	382,773	186,088	93,858
Total liabilities	800,494	415,603	413,660	214,260	108,003
Redeemable convertible preferred stock	—	—	—	118,343	53,226
Total On Deck Capital, Inc. stockholders' equity (deficit)	$259,525	$322,813	$310,605	$(99,480)	$(57,159)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Overview
We are a leading online platform for small business lending. We are seeking to transform small business lending by making it efficient and convenient for small businesses to access capital. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources to assess the creditworthiness of small businesses rapidly and accurately. Small businesses can apply for a term loan or line of credit on our website in minutes and, using our proprietary OnDeck Score®, we can make a funding decision immediately and, if approved, transfer funds as fast as the same day. We have originated more than $6 billion of loans since we made our first loan in 2007. Our loan originations have increased at a compound annual growth rate of 51% from 2014 to 2016 and had a year-over-year growth rate of 28% for the year ended December 31, 2016.
We generate the majority of our revenue through interest income and fees earned on the term loans we retain. Our term loans, which we offer in principal amounts ranging from $5,000 to $500,000 and with maturities of 3 to 36 months, feature fixed dollar repayments. Our lines of credit range from $6,000 to $100,000, and are generally repayable within six months of the date of the most recent draw. We earn interest on the balance outstanding and lines of credit are subject to a monthly fee unless the customer makes a qualifying minimum draw, in which case it is waived for the first six months. In September 2015, in response to what we believe to be the unmet demand of our larger customers and prospective customers, we began offering term loans up to $500,000 with terms as long as 36 months as compared to our previous limits of $250,000 and 24 months. We also increased the maximum size of our line of credit from $25,000 to $100,000. In October 2013, we began generating revenue by selling some of our term loans to third-party institutional investors through our OnDeck Marketplace. The balance of our revenue comes from our servicing and other fee income, which primarily consists of fees we receive for servicing loans owned by third-parties and marketing fees from our issuing bank partner.
We rely on a diversified set of funding sources for the capital we lend to our customers. Our primary source of this capital has historically been debt facilities with various financial institutions. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. As of December 31, 2016, we had $732.5 million of funding debt principal outstanding and $918.3 million total borrowing capacity under such debt facilities. During the years ended 2016, 2015 and 2014, we sold approximately $378.5 million, $617.7 million and $145.2 million, respectively, of loans to OnDeck Marketplace purchasers. Of the total principal outstanding as of December 31, 2016, including our loans held for investment and loans held for sale, plus loans sold to OnDeck Marketplace purchasers which had a balance remaining as of December 31, 2016, 18% were funded via OnDeck Marketplace purchasers, 50% were funded via our debt facilities, 24% were financed via proceeds raised from our securitization transaction and 8% were funded via our own equity.
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
Key Financial and Operating Metrics
We regularly monitor a number of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions. Beginning with the three months ended March 31, 2016, we refined the calculation of Effective Interest Yield, or EIY, and certain related definitions to present EIY on a business day adjusted basis and to reflect the substantial growth and impact of OnDeck Marketplace in 2015. In addition, effective January 1, 2016, we adopted a new requirement in accordance with accounting principles generally accepted in the United States of America, or GAAP, regarding the presentation of debt issuance costs. All revisions have been applied retrospectively.

	As of or for the Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Originations	$2,403,796	$1,874,438	$1,157,751
Effective Interest Yield	33.3%	35.4%	40.3%
Net Interest Margin	29.8%	32.4%	36.6%
Marketplace Gain on Sale Rate	3.8%	8.6%	6.1%
Cost of Funds Rate	5.9%	5.5%	6.2%
Provision Rate	7.4%	5.8%	6.6%
Reserve Ratio	11.2%	9.8%	10.2%
15+ Day Delinquency Ratio	6.6%	6.6%	7.3%
Net Charge-off Rate	12.0%	13.7%	10.7%
Net Interest Margin After Credit Losses (NIMAL)	17.8%	19.2%	26.0%
Adjusted Expense Ratio (AER)	17.0%	20.7%	19.8%
Adjusted Operating Yield (AOY)	0.8%	(1.5)%	6.2%
Originations
Originations represent the total principal amount of the term loans we made during the period, plus the total amount drawn on lines of credit during the period. Many of our repeat term loan customers renew their term loan before their existing term loan is fully repaid. In accordance with industry practice, originations of such repeat term loans are presented as the full renewal loan principal, rather than the net funded amount, which would be the renewal term loan’s principal net of the unpaid principal balance on the existing term loan. Loans referred to, and originated by, our issuing bank partner and later purchased by us are included as part of our originations.
Effective Interest Yield
Effective Interest Yield is the rate of return we achieve on loans outstanding during a period. It is calculated as our business day adjusted annualized interest income divided by average Loans. Annualization is based on 252 business days per year, which is typical weekdays per year less U.S. Federal Reserve Bank holidays.
Net deferred origination costs in loans held for investment and loans held for sale consist of deferred origination fees and costs. Deferred origination fees include fees paid up front to us by customers when loans are originated and decrease the carrying value of loans, thereby increasing the Effective Interest Yield earned. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to loan origination and increase the carrying value of loans, thereby decreasing the Effective Interest Yield earned.
Recent pricing trends are discussed under the subheading “Key Factors Affecting Our Performance - Pricing.”
Net Interest Margin
Net Interest Margin, is calculated as business day adjusted annualized Net Interest Income divided by average Interest Earning Assets. Net Interest Income represents interest income less funding cost during the period. Interest income is net of fees on loans held for investment and held for sale. Net deferred origination costs in loans held for investment and loans held for sale consist of deferred origination costs as offset by corresponding deferred origination fees. Deferred origination fees include fees paid up front to us by customers when loans are originated. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to loan origination. Funding cost is the interest expense, fees, and amortization of deferred debt issuance costs we incur in connection with our lending activities across all of our debt facilities. Annualization is based on 252 business days per year, which is typical weekdays per year less U.S. Federal Reserve Bank holidays.
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
Provision Rate
Provision Rate equals the provision for loan losses divided by the new originations volume of loans held for investment, net of originations of sales of such loans within the period. Because we reserve for probable credit losses inherent in the portfolio upon origination, this rate is significantly impacted by the expectation of credit losses for the period’s originations volume. This rate may also be impacted by changes in loss estimates for loans originated prior to the commencement of the period.
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
Net Charge-off Rate
Net Charge-off Rate is calculated as our annualized net charge-offs for the period divided by the average Unpaid Principal Balance outstanding. Annualization is based on 4 quarters per year and is not business day adjusted. Net charge-offs are charged-off loans in the period, net of recoveries.
Net Interest Margin After Credit Losses (NIMAL)
Net Interest Margin After Credit Losses (NIMAL), is calculated as our business day adjusted annualized Net Interest Income After Credit Losses divided by average Interest Earning Assets. Net Interest Income After Credit Losses represents interest income less funding cost and net charge-offs during the period. Interest income is net of deferred costs and fees on loans held for investment and held for sale. Net deferred origination costs in loans held for investment and loans held for sale consist of deferred origination costs as offset by corresponding deferred origination fees. Deferred origination fees include fees paid up front to us by customers when loans are originated. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to loan origination. Funding cost is the interest expense, fees, and amortization of deferred debt issuance costs we incur in connection with our lending activities across all of our debt facilities. Net charge-offs are charged-off loans in the period, net of recoveries. Annualization is based on 252 business days per year, which is typical weekdays per year less U.S. Federal Reserve Bank holidays.

Adjusted Expense Ratio (AER)
Adjusted Expense Ratio (AER) represents our annualized operating expense, adjusted to exclude the impact of stock-based compensation, divided by average Loans Under Management. Annualization is based on 252 business days per year, which is typical weekdays per year less U.S. Federal Reserve Bank holidays.
Adjusted Operating Yield (AOY)
Adjusted Operating Yield (AOY) represents our Net Interest Margin After Credit Losses (NIMAL) less the Adjusted Expense Ratio (AER).

On Deck Capital, Inc. and Subsidiaries
Consolidated Average Balance Sheets
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015
Assets
Cash and cash equivalents	$85,524	$152,803
Restricted cash	41,695	31,170
Loans held for investment	790,897	532,040
Less: Allowance for loan losses	(75,432)	(53,013)
Loans held for investment, net	715,465	479,027
Loans held for sale	7,176	18,569
Property, equipment and software, net	29,668	17,925
Other assets	20,970	12,522
Total assets	$900,498	$712,016
Liabilities and equity
Liabilities:
Accounts payable	$4,120	$3,888
Interest payable	1,254	736
Funding debt	548,530	366,019
Corporate debt	8,662	1,529
Accrued expenses and other liabilities	33,095	21,612
Total liabilities	595,661	393,784

Total On Deck Capital, Inc. stockholders' equity	299,447	313,695
Noncontrolling interest	5,390	4,537
Total equity	304,837	318,232
Total liabilities and equity	$900,498	$712,016

Memo:
Unpaid Principal Balance	$776,793	$521,082
Interest Earning Assets	$783,763	$539,096
Loans	$798,073	$550,609
Loans Under Management	$1,050,505	$726,215

Average Balance Sheet Items for the period represent the average as of the beginning of the month in the period and as of the end of each month in the period.
Non-GAAP Financial Measures
We believe that the non-GAAP metrics in this report can provide useful supplemental measures for period-to-period comparisons of our core business and useful supplemental information to investors and others in understanding and evaluating our operating results. However, non-GAAP metrics are not calculated in accordance with GAAP, and should not be considered an alternative to any measures of financial performance calculated and presented in accordance with GAAP. Other companies may calculate these non-GAAP metrics differently than we do.
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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•	Adjusted EBITDA does not reflect interest associated with debt used for corporate purposes or tax payments that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not reflect the potential costs we would incur if certain of our warrants were settled in cash.
The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net loss	$(85,482)	$(2,231)	$(18,708)
Adjustments:
Corporate interest expense	414	306	398
Income tax expense	—	—	—
Depreciation and amortization	9,462	6,508	4,071
Stock-based compensation expense	15,915	11,582	2,842
Warrant liability fair value adjustment	—	—	11,232
Adjusted EBITDA	$(59,691)	$16,165	$(165)
Adjusted Net (Loss) Income
Adjusted Net (Loss) Income represents our net loss adjusted to exclude stock-based compensation expense and warrant liability fair value adjustment, each on the same basis and with the same limitations as described above for Adjusted EBITDA.
The following table presents a reconciliation of net loss to Adjusted Net (Loss) Income for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted Net (Loss) Income
Net loss	$(85,482)	$(2,231)	$(18,708)
Adjustments:
Net loss attributable to noncontrolling interest	2,524	958	—
Stock-based compensation expense	15,915	11,582	2,842
Warrant liability fair value adjustment	—	—	11,232
Adjusted Net (Loss) Income	$(67,043)	$10,309	$(4,634)

Net Interest Margin
Net Interest Margin, is calculated as business day adjusted annualized Net Interest Income divided by average Interest Earning Assets. Net Interest Income represents interest income less funding cost during the period. Interest income is net of fees on loans held for investment and held for sale. Net deferred origination costs in loans held for investment and loans held for sale consist of deferred origination costs as offset by corresponding deferred origination fees. Deferred origination fees include fees paid up front to us by customers when loans are originated. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to loan origination. Funding cost is the interest expense, fees, and amortization of deferred debt issuance costs we incur in connection with our lending activities across all of our debt facilities. Annualization is based on 252 business days per year, which is typical weekdays per year less U.S. Federal Reserve Bank holidays.

Our use of Net Interest Margin has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
Net Interest Margin is the rate of net return we achieve on our Average Interest Earning Assets outstanding during a period. It does not reflect the return from loans sold through OnDeck Marketplace, specifically our gain on sale revenue. Similarly, Average Interest Earning Assets does not include the unpaid principal balance of loans sold through OnDeck Marketplace. Further, Net Interest Margin does not include servicing revenue related to loans previously sold, fair value adjustments to servicing rights, monthly fees charged to customers for our line of credit, and marketing fees earned from our issuing bank partners, which are recognized as the related services are provided.

•	Funding cost does not reflect interest associated with debt used for corporate purposes.
The following table presents a reconciliation of interest income to Net Interest Margin for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Reconciliation of Interest Income to Net Interest Margin (NIM)
Interest income	$264,844	$195,048	$145,275
Less: Funding costs	(32,448)	(20,244)	(17,200)
Net interest margin (NIM)	232,396	174,804	128,075
Divided by: business days in period	251	252	252
Net interest income per business day	926	694	508
Multiplied by: average business days per year	252	252	252
Annualized net interest income	233,352	174,804	128,075
Divided by: average Interest Earning Assets	$783,762	$539,096	$349,844
Net Interest Margin (NIM)	29.8%	32.4%	36.6%

Net Interest Margin After Credit Losses (NIMAL)
Net Interest Margin After Credit Losses (NIMAL), is calculated as our business day adjusted annualized Net Interest Income After Credit Losses divided by average Interest Earning Assets. Net Interest Income After Credit Losses represents interest income less funding cost and net charge-offs during the period. Interest income is net of deferred costs and fees on loans held for investment and held for sale. Net deferred origination costs in loans held for investment and loans held for sale consist of deferred origination costs as offset by corresponding deferred origination fees. Deferred origination fees include fees paid up front to us by customers when loans are originated. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to loan origination. Funding cost is the interest expense, fees, and amortization of deferred debt issuance costs we incur in connection with our lending activities across all of our debt facilities. Net charge-offs are charged-off loans in the period, net of recoveries. Annualization is based on 252 business days per year, which is typical weekdays per year less U.S. Federal Reserve Bank holidays.

Our use of Net Interest Margin After Credit Losses has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
Net Interest Margin After Credit Losses is the rate of net return we achieve on our Average Interest Earning Assets outstanding during a period. It does not reflect the return from loans sold through OnDeck Marketplace, specifically our gain on sale revenue. Similarly, Average Interest Earning Assets does not include the unpaid principal balance of loans sold through OnDeck Marketplace. Further, Net Interest Margin After Credit Losses does not include servicing revenue related to loans previously sold, fair value adjustments to servicing rights, monthly fees charged to customers for our line of credit, and marketing fees earned from our issuing bank partners, which are recognized as the related services are provided.

•
Net Interest Margin After Credit Losses reflects net charge-offs in the period rather than provision for loan losses. To the extent that originations continue to grow significantly, our charge-offs will likely be lower than the probable credit losses inherent in the portfolio upon origination. Furthermore, provision for loan losses consists of amounts charged to income during the period to maintain our ALLL. In addition to net charge-offs, our ALLL represents our estimate of the expected credit losses inherent in our portfolio of term loans and lines of credit and is based on a variety of factors, including the composition and quality of the portfolio, loan specific information gathered through our collection efforts, delinquency levels, our historical loss experience and general economic conditions.

•	Funding cost does not reflect interest associated with debt used for corporate purposes.

The following table presents a reconciliation of interest income to Net Interest Margin After Credit Losses for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Reconciliation of Interest Income to Net Interest Margin After Credit Losses (NIMAL)
Interest income	$264,844	$195,048	$145,275
Less: Funding costs	(32,448)	(20,244)	(17,200)
Net interest margin (NIM)	232,396	174,804	128,075
Less: Net charge-offs	(93,112)	(71,356)	(37,071)
Net interest income after credit losses	139,284	103,448	91,004
Divided by: business days in period	251	252	252
Net interest income after credit losses per business day	555	411	361
Multiplied by: average business days per year	252	252	252
Annualized net interest income after credit losses	139,860	103,448	91,004
Divided by: average Interest Earning Assets	$783,762	$539,096	$349,844
Net Interest Margin After Credit Losses (NIMAL)	17.8%	19.2%	26.0%
Adjusted Expense Ratio (AER)
Adjusted Expense Ratio (AER) represents our annualized operating expense, adjusted to exclude the impact of stock-based compensation, divided by average Loans Under Management. Annualization is based on 252 business days per year, which is typical weekdays per year less U.S. Federal Reserve Bank holidays.

Our use of Adjusted Expense Ratio has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted Expense Ratio does not reflect the potentially dilutive impact of equity-based compensation.

•
Adjusted Expense Ratio is based on the unpaid principal balance of loans outstanding, regardless of funding source, and does not take into account the revenue earned in the period and may not correspond with the timing of the expenses incurred to originate new loans.

The following table presents a reconciliation of operating expense to Adjusted Expense Ratio for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Reconciliation of Operating Expense to Adjusted Expense Ratio (AER)
Operating expense	$193,974	$161,585	$80,510
Less: stock based compensation	(15,915)	(11,582)	(2,842)
Operating expense (Ex. SBC)	178,059	150,003	77,668
Divided by: business days in period	251	252	252
Operating expense (Ex. SBC) per business day	709	595	308
Multiplied by: average business days per year	252	252	252
Operating expense (Ex. SBC)	178,668	150,003	77,668
Divided by: average Loans Under Management	$1,050,504	$726,215	$392,486
Adjusted Expense Ratio (AER)	17.0%	20.7%	19.8%
Adjusted Operating Yield (AOY)
Adjusted Operating Yield (AOY) represents our Net Interest Margin After Credit Losses (NIMAL) less the Adjusted Expense Ratio (AER).

Our use of Adjusted Operating Yield has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
Net Interest Margin After Credit Losses uses Average Interest Earning Assets in the denominator of the calculation whereas Adjusted Expense Ratio uses Average Loans Under Management in the denominator. Subtracting one metric from the other is purely illustrative and does not reflect the operating performance of the business.

•
Using Adjusted Operating Yield as a measure to compare Net Interest Margin After Credit Losses to Adjusted Expense Ratio assumes that loans sold through the OnDeck Marketplace are of similar origination, performance characteristics and return as loans held for investment and held for sale, which are funded on-balance sheet through our asset-backed revolving facilities, asset-backed securitization facilities, and internal equity.

•
Using Net Interest Margin After Credit Losses as a measure to compare against Adjusted Expense Ratio assumes that the rate of return of loans funded through the OnDeck Marketplace is similar to that of our loans held for investment or held for sale. Should our OnDeck Marketplace Gain on Sale Rates materially differ, both positively or negatively, this may limit the utility of comparing Net Interest Margin After Credit Losses to Adjusted Expense Ratio as a means of measuring the operations of the business.

The following table presents a reconciliation of Net Interest Margin After Credit Losses to Adjusted Operating Yield for each of the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Adjusted Operating Yield (AOY) Reconciliation and Calculation
Net Interest Margin After Credit Losses (NIMAL)	17.8%	19.2%	26.0%
Less: Adjusted expense ratio (AER)	(17.0)%	(20.7)%	(19.8)%
Adjusted Operating Yield (AOY)	0.8%	(1.5)%	6.2%

Key Factors Affecting Our Performance

Investment in Long-Term Growth
The core elements of our growth strategy include acquiring new customers, broadening our distribution capabilities through strategic partners, enhancing our data and analytics capabilities, expanding our financing offerings, extending customer lifetime value and expanding internationally. We plan to continue to invest significant resources to accomplish these goals. While we anticipate that our total operating expense will stabilize or possibly decrease during 2017, we plan to continue investing in our marketing and sales operations and technology and analytics team, increase our collection and general loan servicing capabilities and meet changing regulatory requirements. In addition, we are likely changing our collections strategy to retain more and sell fewer charged-off loans, with the goal of achieving higher recoveries. These investments are intended to contribute to our long-term growth, but they may affect our near-term operating performance.
Originations
Our revenues continued to grow during the year ended December 31, 2016, primarily as a result of growth in originations. Growth in originations has been driven by the addition of new customers, increasing business from existing and previous customers, and increasing average loan size. For the years ended December 31, 2016, 2015 and 2014, the number of loans originated were 42,524, 37,141 and 26,921, respectively. In addition, during 2016 we grew our line of credit originations, which made up 14.6% and 9.1% of total dollar originations in 2016 and 2015, respectively.
The number of weekends and holidays in a period can impact our business. Many small businesses tend to apply for loans on weekdays, and their businesses may be closed at least part of a weekend and on holidays. In addition, our loan fundings and automated customer loan repayments only occur on weekdays (excluding bank holidays).
We anticipate that our future growth will continue to depend in part on attracting new customers. As we continue to aggregate data on customers and prospective customers, we seek to use that data and our increasing knowledge to optimize our marketing spending to attract these customers as well as to continue to focus our analytics resources on better identifying potential customers. We have historically relied on all three of our channels for customer acquisition but have become increasingly focused on growing our direct and strategic partner channels. Collective originations through our direct and strategic partner channels made up 73%, 72% and 59% of total originations from all customers in 2016, 2015 and 2014, respectively. We plan to continue investing in direct marketing and sales, increasing our brand awareness and growing our strategic partnerships.

The following tables summarize the percentage of loans made to all customers originated by our three distribution channels for the periods indicated. From time to time management is required to make judgments to determine customers' appropriate channel distribution.

	Year Ended December 31,
Percentage of Originations (Number of Loans)	2016	2015	2014
Direct and Strategic Partner	79.7%	79.5%	69.8%
Funding Advisor	20.3%	20.5%	30.2%

	Year Ended December 31,
Percentage of Originations (Dollars)	2016	2015	2014
Direct and Strategic Partner	72.7%	72.0%	58.6%
Funding Advisor	27.3%	28.0%	41.4%
We originate term loans and lines of credit to customers who are new to OnDeck as well as to repeat customers. New originations are defined as new term loan originations plus all line of credit draws in the period, including subsequent draws on existing lines of credit. Renewal originations include term loans only. We believe our ability to increase adoption of our loans within our existing customer base will be important to our future growth. A component of our future growth will include increasing the length of our customer life cycle by expanding our product offerings. In 2016, 2015, and 2014 originations from our repeat customers, were 53%, 57% and 50%, respectively, of total originations to all customers. We expect the percentage of originations from repeat customers in 2017 to decline from 2016 levels. We believe our significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in our types of loans and services. Repeat customers generally show improvements in several key metrics. From our 2014 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 31% and 59% from their initial loan to their third loan. Similarly, from our 2015 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 33% and 49%. In 2016, 19.0% percent of our origination volume from repeat customers was due to unpaid principal balance rolled from existing loans directly into such repeat originations. In order for a current customer to qualify for a new term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

•	the business must be approximately 50% paid down on its existing loan;

•	the business must be current on its outstanding OnDeck loan with no material delinquency history; and

•	the business must be fully re-underwritten and determined to be of adequate credit quality.
The extent to which we generate repeat business from our customers will be an important factor in our continued revenue growth and our visibility into future revenue. In conjunction with repeat borrowing activity, our customers also tend to increase their subsequent loan size compared to their initial loan size. In 2014, we introduced the ability for our customers to carry a term loan and line of credit concurrently. We believe that cross-selling these two types of loans will enhance our ability to generate repeat business going forward.
The following table summarizes the percentage of loans originated by new and repeat customers. Loans from cross-selling efforts are classified in the table as repeat loans.

	Year Ended December 31,
Percentage of Originations (Dollars)	2016	2015	2014
New	47.0%	42.6%	49.9%
Repeat	53.0%	57.4%	50.1%
Credit Performance
Credit performance refers to how a portfolio of loans performs relative to expectations. Generally speaking, perfect credit performance is a loan that is repaid in full and in accordance with the terms of the agreement, meaning that all amounts due were repaid in full and on time. However, no portfolio is without risk and a certain amount of losses are expected. In this respect, credit performance must be assessed relative to pricing and expectations. Because a certain degree of losses are expected, pricing will be determined with the goal of allowing for estimated losses while still generating the desired rate of return after taking into account those estimated losses. When a portfolio has higher than estimated losses, the desired rate of return may not be achieved and that portfolio would be considered to have underperformed. Conversely, if the portfolio incurred lower than estimated losses, resulting in a higher than expected rate of return, the portfolio would be considered to have overperformed.
We originate and price our loans expecting that we will incur a degree of losses. When we originate our loans, we record a provision for estimated loan losses. As we gather more data as the portfolio performs, we may increase or decrease that reserve as deemed necessary to reflect our latest loss estimate. Some portions of our loan portfolio may be performing better than expected while other portions may perform below expectations. The net result of the underperforming and overperforming portfolio segments determines if we require an overall increase or decrease to our loan reserve related to those existing loans. A net decrease to the loan reserve related to the existing loans tends to reduce provision expense, while a net increase to the loan reserve tends to increase provision expense.
In accordance with our strategy to expand the range of our loan offerings, over time, we have expanded the offerings of our term loans by making available longer terms and larger amounts; specifically up to 36 months and up to $500,000. When we begin to offer a new type of loan, we typically extrapolate our existing data to create an initial version of a credit model to permit us to underwrite and price the new type of loan. Thereafter, we begin to collect actual performance data on these new loans which allows us to refine our credit model based on actual data as opposed to extrapolated data. It often takes several quarters after we begin offering a new type of loan for that loan to be originated in sufficient volume to generate a critical mass of performance data. In addition, for loans with longer terms, it takes longer to acquire significant amounts of data because the loans take longer to season.
During 2016, we accumulated additional data on certain longer term loans as more of them began to season. We used this data to back test our estimates and model assumptions for these longer term loans. During the fourth quarter of 2016, our analysis concluded that our credit model was under predicting losses, in the aggregate, for our loans that were 15 months or more in term length at origination. Terms loans meeting this criteria made up approximately 44% of the outstanding principal balance on our balance sheet at December 31, 2016.

In the fourth quarter of 2016, we recorded provision for loan loss expense of $55.7 million which included approximately $19 million of additional expense required to build our reserve based on our latest estimate of losses for loans with original maturities of 15 months or longer. The $19 million increase related almost entirely to 2016 originations. Our provision rate for 2016 was 7.4% as compared to 5.8% and 6.6% in 2015 and 2014, respectively.
We believe that we will be able to improve our credit model to better measure the risk associated with these longer term loans because we have been able to acquire and analyze additional data and will continue to do so over time. We further believe that these improvements will ultimately benefit our underwriting decisions, pricing and credit performance with respect to these loans.

Pricing
Customer pricing is determined primarily based on the customer’s OnDeck Score, loan type (term loan or line of credit), the term loan duration, the customer type (new or repeat) and origination channel. Loans originated through the direct and strategic partner channels are generally priced lower than loans originated through the funding advisor channel due to the higher commissions paid to funding advisors.

Our customers generally pay between $0.003 and $0.04 per month in interest for every dollar they borrow under one of our term loans, with the actual amount typically driven by the length of term of the particular loan. Historically, our term loans have been primarily quoted in “Cents on Dollar,” or COD, and lines of credit are quoted in annual percentage rate, or APR. Given the use case and payback period associated with our shorter term loans, we believe many of our customers prefer to understand pricing on a “dollars in, dollars out” basis and are primarily focused on total payback cost.

“Cents on Dollar” borrowed reflects the total interest to be paid by a customer to us for each dollar of principal borrowed, and does not include the loan origination fee. As of December 31, 2016, the APRs of our term loans outstanding ranged from 6.0% to 99.0% and the APRs of our lines of credit outstanding ranged from 11.0% to 39.9%. Because many of our loans are short term in nature and APR is calculated on an annualized basis, we believe that small business customers tend to understand and evaluate term loans, especially those of a year or less, primarily on a Cents on Dollar borrowed basis rather than APR.  While annualized rates like APR may help a borrower compare loans of similar duration, especially for loans of 12 months or less, an annualized rate may be less useful because it is sensitive to duration. For loans of 12 months or less, small differences in loan term can yield large changes in the associated APR, which makes comparisons and understanding of total interest cost more difficult. We believe that for such short-term loans, Cents on Dollar, or similar cost measures that provide total interest expense, give a borrower important information to understand and compare loans, and make an educated decision.  Despite these limitations, we are exploring ways to increase standardization of pricing and comparison terms in our industry in order to help small business customers assess their credit options. We are also providing APRs for prior periods as supplemental information for comparative purposes.  Historically, we have not used APR as an internal metric to evaluate performance of our business or as a basis to compensate our employees or to measure their performance. The interest on commercial business loans is also tax deductible as permitted by law compared to typical personal loans which do not provide a tax deduction. APR does not give effect to the small business customer’s possible tax deductions and cash savings associated with business related interest expenses.

We believe that our product pricing has historically fallen between traditional bank loans to small businesses and certain non-bank small business financing alternatives such as merchant cash advances.

	Q4 2016	Q3 2016	Q2 2016	Q1 2016	2015	2014	2013	2012
Weighted Average Term Loan "Cents on Dollar" Borrowed, per Month	1.89¢	1.85¢	1.75¢	1.78¢	1.95¢	2.32¢	2.65¢	2.87¢
Weighted Average APR - Term Loans and Lines of Credit	42.9%	42.1%	40.2%	40.6%	44.5%	54.4%	63.4%	69.0%

The weighted average APR for term loans and lines of credit has declined over the past years. For the years ended December 31, 2016, 2015 and 2014, the weighted average APR for term loans and lines of credit was 41.4%, 44.5% and 54.4% , respectively. We attribute this pricing shift to longer average loan term lengths, increased originations from our lower cost direct and strategic partner channels as a percentage of total originations, the growth of our line of credit product which is priced at a lower APR level than our term loans, the introduction of our customer loyalty program and our continued efforts to pass savings on to customers.

From 2012 through the second quarter of 2016, we decreased the pricing of our loans as measured in both weighted average COD and APR. During the third quarter of 2016, we implemented selective price increases which began to increase our weighted average COD and weighted average APR. These price increases were more broadly adopted during the fourth quarter of 2016. As demonstrated in the table above, these changes successfully increased average pricing which positively impact our Effective Interest Yield as discussed below.
We consider Effective Interest Yield, or EIY, as a key pricing metric. EIY is the rate of return we achieve on loans outstanding during a period. Our EIY differs from APR in that it takes into account deferred origination fees and deferred origination costs. Deferred origination fees include fees paid up front to us by customers when loans are originated and decrease the carrying value of loans, thereby increasing the EIY. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to loan origination and increase the carrying value of loans, thereby decreasing the Effective Interest Yield.
In addition to individual loan pricing and the number of days in a period, there are many other factors that can affect EIY, including:

•
Channel Mix - In general, loans originated from the direct and strategic partner channels have lower EIYs than loans from the funding advisor channel. This is primarily due to the lower pricing of loans in the direct and strategic partner channels, which reflect lower acquisition costs and lower loss rates compared to loans in the funding advisor channel.  The direct and strategic partner channels have, in the aggregate, made up 73%, 72% and 59% of total originations during the years ended December 31, 2016, 2015 and 2014, respectively. We expect the combined direct and strategic partner channels', as well as the funding advisor channel's, percentage of originations in 2017 to remain generally comparable to 2016 levels.

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower EIYs, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher EIY loans because total payback is typically higher compared to a shorter length term for the same principal loan amount.  Since the introduction of our 24-month and 36-month term loans, the average length of new term loan originations has increased to 13.3 from 11.8 and 10.8 months for the years ended December 31, 2016, 2015 and 2014, respectively.

•
Customer Type Mix - In general, loans originated from repeat customers historically have had lower EIYs than loans from new customers.  This is primarily due to the fact that repeat customers typically have a higher OnDeck Score and are therefore deemed to be lower risk.  In addition, repeat customers are more likely to be approved for longer terms than new customers given their established payment history and lower risk profiles. Finally, origination fees are generally reduced or waived for repeat customers due to our loyalty program, contributing to lower EIYs.

•
Product Mix - In general, loans originated by line of credit customers have lower EIYs than loans from term loan customers.  This is primarily due to the fact that lines of credit are expected to have longer lifetime usage than term loans, enabling more time to recoup upfront acquisition costs.  For the year ended 2016, the average line of credit APR was 33.1%, compared to the average term loan APR which was 42.1%.  Further, draws by line of credit customers have increased to 14.6% of total originations in 2016 from 9.1% in 2015.

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

Effective Interest Yield
Q4 2016	Q3 2016	Q2 2016	Q1 2016	2015	2014	2013
33.2%	32.8%	33.3%	34.5%	35.4%	40.3%	43.5%

We expect EIY to stabilize and possibly increase as we continue to manage the pricing of our loans to optimize between risk-adjusted yields and loan origination volume.

Sale of Whole Loans through OnDeck Marketplace
We sell whole loans to institutional investors through OnDeck Marketplace. Marketplace originations are defined as loans that are sold through OnDeck Marketplace in the period or are held for sale at the end of the period. For the years ended 2016, 2015 and 2014 approximately 18.4%, 34.3% and 12.8% respectively, of total term loan originations were designated as Marketplace originations, which resulted in $378.5 million $617.7 million and $145.2 million of loans sold, respectively. We have the ability to fund our originations through a variety of funding sources, including OnDeck Marketplace. Due to the flexibility of our diversified funding model, management has the ability to exercise judgment to adjust the percentage of term loans originated through OnDeck Marketplace considering numerous factors including the premiums, if any, available to us. During the year ended 2016, premiums decreased due, in part, to market conditions and the loan mix we elected to sell. The lower premiums available during the year ended 2016 resulted in a Marketplace Gain on Sale Rate of 3.8% compared to 8.6% for the year ended 2015. Despite these trends, we elected to make OnDeck Marketplace loan sales during 2016 to provide us an additional source of liquidity and to maintain active relationships with our institutional loan purchasers. If premiums remain steady or decrease further, we may further reduce our percentage of Marketplace originations, subject to our overall financing needs including our ability to negotiate new debt facilities, or renew or modify existing debt facilities.
To the extent our use of OnDeck Marketplace as a funding source increases or decreases in the future, our gross revenue and net revenue could be materially affected. The sale of whole loans generates gain on sales of loans which is recognized in the period the loan is sold. In contrast, holding loans on balance sheet generates interest income and funding costs over the term of the loans and generally generates a provision for loan loss expense in the period of origination. Typically, over the life of a loan, we generate more total revenue and income from loans we hold on our balance sheet to maturity as compared to loans we sell through OnDeck Marketplace.
Our OnDeck Marketplace originations come from one of the following two origination sources:

•	New loans which are designated at origination to be sold, referred to as “Originations of loans held for sale;” and

•
Loans which were originally designated as held for investment that are subsequently designated to be sold at the time of their renewal and which are considered modified loans, referred to as “Originations of loans held for investment, modified."

The following table summarizes the initial principal of originations of the aforementioned two sources as it relates to the statement of cash flows during 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015 [1]	2014
Originations of loans held for sale	304,258	445,968	140,578
Originations of loans held for investment, modified	72,839	138,968	—
Marketplace originations	377,097	584,936	140,578
1 The twelve months ended December 31, 2015 excludes the sale of $32.8 million of loans held for investment, which were not initially designated for sale at origination or upon renewal.
Customer Acquisition Costs
Our customer acquisition costs, or CACs, differ depending upon the acquisition channel. CACs in our direct channel include the commissions paid to our internal sales force and expenses associated with items such as direct mail, social media and other online marketing activities. CACs in our strategic partner channel include commissions paid to our internal sales force and strategic partners. CACs in our funding advisor channel include commissions paid to our internal sales force and funding advisors. CACs in all channels include new originations as well as renewals.
Our CACs, on a combined basis for all three acquisition channels and evaluated as a percentage of originations, declined for the year ended 2016 as compared to the year ended 2015.  The decrease was primarily attributable to a decline in CACs in our direct channel resulting from improvements in customer targeting, increased drawn balances of our customers' lines of credit, increased average loan size and increased renewal activity within the direct channel on an absolute dollar basis. The decrease was partially offset by an increase in CACs in our strategic partner and funding advisor channels driven by an increase in external commissions.
Increased competition for customer response could require us to incur higher customer acquisition costs and make it more difficult for us to grow our loan originations in both unit and volume for both new as well as repeat customers.

Customer Lifetime Value
The ongoing lifetime value of our customers will be an important component of our future performance. We analyze customer lifetime value not only by tracking the “contribution” of customers over their lifetime with us, but also by comparing this contribution to the acquisition costs incurred in connection with originating such customers’ initial loans, whether term loan, lines of credit or both.
For illustration, we consider customers that took their first ever loan or line of credit from us during 2014 and look at all of their borrowing and transaction history from that date through December 31, 2016. The borrowing characteristics of these borrowers include:

•	Average number of loans per customer during the measurement period: 2.2

•	Average initial loan size: $35,166

•	Average amount borrowed per customer: $108,637

•	Total borrowings: $1.70 billion
On the same basis, the borrowing characteristics of customers that took their first ever loan or line of credit from us during 2015 include:

•	Average number of loans per customer during the measurement period: 1.7

•	Average initial loan size: $36,514

•	Average amount borrowed per customer: $78,894

•	Total borrowings: $1.41 billion

Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by cohort. Net lifetime charge-offs are the unpaid principal balance charged off less recoveries of loans previously charged off, and a given cohort’s net lifetime charge-off ratio equals the cohort’s net lifetime charge-offs through December 31, 2016 divided by the cohort’s total original loan volume. Repeat loans in the denominator include the full renewal loan principal, rather than the net funded amount, which is the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment. Loans originated and charged off between January 1, 2012 and December 31, 2016 were on average charged off near the end of their loan term. The chart immediately below includes all term loan originations, regardless of funding source, including loans sold through our OnDeck Marketplace or held for sale on our balance sheet.
Net Charge-off Ratios by Cohort Through December 31, 2016

	2012	2013	2014	2015	Q1 2016	Q2 2016	Q3 2016	Q4 2016
Principal Outstanding as of December 31, 2016	—%	—%	—%	2.4%	14.0%	32.4%	60.7%	89.0%

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
Given that the originations in the latter half of 2016 cohort are relatively unseasoned as of December 31, 2016, these cohorts reflect low lifetime charge-off ratios in each of the new customer, repeat customer and total loans charts below. Further, given our loans are typically charged off after 90 days of nonpayment, all cohorts reflect approximately 0% charge offs for the first four months in the charts below.

Net Cumulative Lifetime Charge-off Ratios
New Loans

9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24
Month
2012
2013
2014
2015
2016 Q1
2016 Q2
2016 Q3
2016 Q4

Originations	2012	2013	2014	2015	Q1 2016	Q2 2016	Q3 2016	Q4 2016
New term loans (in thousands)	$97,367	$256,344	$521,355	$627,494	$178,270	$195,705	$197,539	$205,614
Weighted average term (months)	9.1	10.0	10.8	11.8	12.7	14.3	13.4	12.8

Net Cumulative Lifetime Charge-off Ratios
Repeat Loans

Originations	2012	2013	2014	2015	Q1 2016	Q2 2016	Q3 2016	Q4 2016
Repeat term loans (in thousands)	$75,880	$199,587	$579,602	$1,076,122	$317,686	$310,393	$320,970	$325,673
Weighted average term (months)	9.3	10.0	11.6	12.7	13.4	13.3	12.9	12.9

Net Cumulative Lifetime Charge-off Ratios
All Loans

Originations	2012	2013	2014	2015	Q1 2016	Q2 2016	Q3 2016	Q4 2016
All term loans (in thousands)	$173,246	$455,931	$1,100,957	$1,703,617	$495,956	$506,097	$518,509	$531,287
Weighted average term (months)	9.2	10.0	11.2	12.4	13.2	13.7	13.1	12.8
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

•
Loan Losses. Our underwriting process is designed to limit our loan losses to levels compatible with our business strategy and financial model. Our aggregate loan loss rates from 2012 through 2015 were consistent with our financial targets while 2016 was higher than our financial target as we incurred higher than estimated loss rates on certain longer-term loans. Our overall loan losses are affected by a variety of factors, including external factors such as prevailing economic conditions, general small business sentiment and unusual events such as natural disasters, as well as internal factors such as the accuracy of the OnDeck Score, the effectiveness of our underwriting process and the introduction of new types of loans, such as our line of credit, with which we have less experience to draw upon when forecasting their loss rates. Our loan loss rates may vary in the future.

•
Funding Costs. Changes in macroeconomic conditions may affect generally prevailing interest rates, and such effects may be amplified or reduced by other factors such as fiscal and monetary policies, economic conditions in other markets and other factors. Interest rates may also change for reasons unrelated to economic conditions. To the extent that interest rates rise, our funding costs will increase and the spread between our Effective Interest Yield and our Cost of Funds Rate may narrow to the extent we cannot correspondingly increase the payback rates we charge our customers. As we have grown, we have been able to lower our Cost of Funds Rate by negotiating more favorable interest rates on our debt and accessing new sources of funding, such as the OnDeck Marketplace and the securitization markets. However, we expect our Cost of Funds Rate to gradually move higher in 2017 due to anticipated Federal Reserve interest rate increases and as we add more funding capacity.

Components of Our Results of Operations

Revenue
Interest Income. We generate revenue primarily through interest and origination fees earned on the term loans we originate and, to a lesser extent, interest earned on lines of credit. Interest income also includes interest income earned on loans held for sale from the time the loan is originated until it is ultimately sold, as well as other miscellaneous interest income. Our interest and origination fee revenue is amortized over the term of the loan using the effective interest method. Origination fees collected but not yet recognized as revenue are netted with direct origination costs and recorded as a component of loans held for investment or loans held for sale, as appropriate, on our consolidated balance sheets and recognized over the term of the loan. Direct origination costs include costs directly attributable to originating a loan, including commissions, vendor costs and personnel costs directly related to the time spent by those individuals performing activities related to loan origination.
Gain on Sales of Loans. We sell term loans to third-party institutional investors through OnDeck Marketplace. We recognize a gain or loss on the sale of such loans as the difference between the proceeds received, adjusted for initial recognition of servicing assets or liabilities obtained at the date of sale, and the outstanding principal and net deferred origination costs. We expect the volume of loans sold in 2017 to be relatively consistent to, if not less than, the volume of loans sold in 2016. The Gain on Sale that will result from those sales will be a function of the premiums available in 2017 which cannot be determined at this time. During 2017, we do not expect premiums to return to the levels seen in 2015.
Other Revenue. Other revenue includes servicing revenue related to loans serviced for others, fair value adjustments to servicing rights, platform fees, monthly fees charged to customers for our line of credit, and marketing fees earned from our issuing bank partner, which are recognized as the related services are provided.
Cost of Revenue
Provision for Loan Losses. Provision for loan losses consists of amounts charged to income during the period to maintain an allowance for loan losses, or ALLL, estimated to be adequate to provide for probable credit losses inherent in our existing loan portfolio. Our ALLL represents our estimate of the credit losses inherent in our portfolio of term loans and lines of credit and is based on a variety of factors, including the composition and quality of the portfolio, loan specific information gathered through our collection efforts, delinquency levels, our historical charge-off and loss experience and general economic conditions. We expect our aggregate provision for loan losses to increase in absolute dollars as the amount of term loans and lines of credit we originate and hold for investment increases.
Funding Costs. Funding costs consist of the interest expense we pay on the debt we incur to fund our lending activities, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining this debt, such as banker fees, origination fees and legal fees. Such costs are expensed immediately upon early extinguishment of the related debt. Our Cost of Funds Rate will vary based on a variety of external factors, such as credit market conditions, general interest levels and interest rate spreads, as well OnDeck-specific factors, such as the increased volume and variation in our originations. We expect our funding costs will continue to increase in absolute dollars as we incur additional debt to support future term loan and line of credit originations growth. We expect our Cost of Funds Rate to increase modestly in future periods based on current and expected capital markets conditions.

Operating Expense
Operating expense consists of sales and marketing, technology and analytics, processing and servicing, and general and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses, stock-based compensation expense and occupancy, comprise a significant component of each of these expense categories. We expect our stock-based compensation expense to increase in the future. The number of employees was 708 and 638 at December 31, 2016 and December 31, 2015, respectively. All operating expense categories also include an allocation of overhead, such as rent and other overhead, which is based on employee headcount.
Sales and Marketing. Sales and marketing expense consists of salaries and personnel-related costs of our sales and marketing and business development employees, as well as direct marketing and advertising costs, online and offline CACs (such as direct mail, paid search and search engine optimization costs), public relations, radio and television advertising, promotional event programs and sponsorships, corporate communications and allocated overhead. We expect our sales and marketing expense in terms of absolute dollars to remain consistent with or be modestly less than 2016 levels but to decrease as a percentage of revenue in the near term as our sales and marketing activities mature and we continue to optimize marketing spend.
Technology and Analytics. Technology and analytics expense consists primarily of the salaries and personnel-related costs of our engineering and product employees as well as our credit and analytics employees who develop our proprietary credit-scoring models. Additional expenses include third-party data acquisition expenses, professional services, consulting costs, expenses related to the development of new types of loans and technologies and maintenance of existing technology assets, amortization of capitalized internal-use software costs related to our technology platform and allocated overhead. We believe continuing to invest in technology is essential to maintaining our competitive position, and we expect these costs to rise moderately in the near term on an absolute dollar basis but to decrease as a percentage of revenue.
Processing and Servicing. Processing and servicing expense consists primarily of salaries and personnel related costs of our credit analysis, underwriting, funding, fraud detection, customer service and collections employees. Additional expenses include vendor costs associated with third-party credit checks, lien filing fees and other costs to evaluate, close and fund loans and overhead costs. We anticipate that our processing and servicing expense in terms of absolute dollars to remain consistent with or be slightly higher than 2016 levels but to decrease as a percentage of revenue as we grow originations by continuing to increase automation and by driving department efficiencies.
General and Administrative. General and administrative expense consists primarily of salary and personnel-related costs for our executive, finance and accounting, legal and people operations employees. Additional expenses include a provision for the unfunded portion of our lines of credit, consulting and professional fees, insurance, legal, travel, gain or loss on foreign exchange and other corporate expenses. These expenses also include costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, directors’ and officers’ liability insurance and increased accounting costs. We anticipate that our general and administrative expense in terms of absolute dollars to remain consistent with 2016 levels but to decline as a percentage of revenue in the near term as our finance and accounting, legal and people operations functions mature.
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

Provision for Income Taxes
Provision for income taxes consists of U.S. federal, state and foreign income taxes, if any. Through December 31, 2016, we have not been required to pay U.S. federal or state income taxes nor any foreign taxes because of our current and accumulated net operating losses. As of December 31, 2016, we had $69.7 million of federal net operating loss carryforwards and $68.9 million of state net operating loss carryforwards available to reduce future taxable income, unless limited due to historical or future ownership changes. The federal net operating loss carryforwards will begin to expire at various dates beginning in 2029.

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
As of December 31, 2016, a full valuation allowance of $53.6 million was recorded against our net deferred tax assets.

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Revenue:
Interest income	$264,844	$195,048	$145,275
Gain on sales of loans	14,411	53,354	8,823
Other revenue	12,062	6,365	3,966
Gross revenue	291,317	254,767	158,064
Cost of revenue:
Provision for loan losses	149,963	74,863	67,432
Funding costs	32,448	20,244	17,200
Total cost of revenue	182,411	95,107	84,632
Net revenue	108,906	159,660	73,432
Operating expense:
Sales and marketing	67,011	60,575	33,201
Technology and analytics	58,899	42,653	17,399
Processing and servicing	19,719	13,053	8,230
General and administrative	48,345	45,304	21,680
Total operating expense	193,974	161,585	80,510
Loss from operations	(85,068)	(1,925)	(7,078)
Other expense:
Interest expense	(414)	(306)	(398)
Warrant liability fair value adjustment	—	—	(11,232)
Total other expense	(414)	(306)	(11,630)
Loss before provision for income taxes	(85,482)	(2,231)	(18,708)
Provision for income taxes	—	—	—
Net loss	$(85,482)	$(2,231)	$(18,708)

The consolidated statements of operations data as a percentage of gross revenue for each of the periods indicated.

	Year Ended December 31,
	2016	2015	2014
Revenue:
Interest income	90.9%	76.6%	91.9%
Gain on sales of loans	5.0	20.9	5.6
Other revenue	4.1	2.5	2.5
Gross revenue	100.0	100.0	100.0
Cost of revenue:
Provision for loan losses	51.5	29.4	42.7
Funding costs	11.1	7.9	10.9
Total cost of revenue	62.6	37.3	53.5
Net revenue	37.4	62.7	46.5
Operating expense:
Sales and marketing	23.0	23.8	21.0
Technology and analytics	20.2	16.7	11.0
Processing and servicing	6.8	5.1	5.2
General and administrative	16.6	17.8	13.7
Total operating expense	66.6	63.4	50.9
Loss from operations	(29.2)	(0.8)	(4.5)
Other expense:
Interest expense	(0.1)	(0.1)	(0.3)
Warrant liability fair value adjustment	—	—	(7.1)
Total other expense	(0.1)	(0.1)	(7.4)
Loss before provision for income taxes	(29.3)	(0.9)	(11.8)
Provision for income taxes	—	—	—
Net loss	(29.3)%	(0.9)%	(11.8)%

Comparison of Years Ended December 31, 2016 and 2015

	Year Ended December 31,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$264,844	90.9%	$195,048	76.6%	$69,796	35.8%
Gain on sales of loans	14,411	5.0	53,354	20.9	(38,943)	(73.0)
Other revenue	12,062	4.1	6,365	2.5	5,697	89.5
Gross revenue	291,317	100.0	254,767	100.0	36,550	14.3
Cost of revenue:
Provision for loan losses	149,963	51.5	74,863	29.4	75,100	100.3
Funding costs	32,448	11.1	20,244	7.9	12,204	60.3
Total cost of revenue	182,411	62.6	95,107	37.3	87,304	91.8
Net revenue	108,906	37.4	159,660	62.7	(50,754)	(31.8)
Operating expenses:
Sales and marketing	67,011	23.0	60,575	23.8	6,436	10.6
Technology and analytics	58,899	20.2	42,653	16.7	16,246	38.1
Processing and servicing	19,719	6.8	13,053	5.1	6,666	51.1
General and administrative	48,345	16.6	45,304	17.8	3,041	6.7
Total operating expenses	193,974	66.6	161,585	63.4	32,389	20.0
Loss from operations	(85,068)	(29.2)	(1,925)	(0.8)	(83,143)	(4,319.1)
Other expense:
Interest expense	(414)	(0.1)	(306)	(0.1)	(108)	35.3
Warrant liability fair value adjustment	—	—	—	—	—	—
Total other expense:	(414)	(0.1)	(306)	(0.1)	(108)	35.3
Loss before provision for income taxes	(85,482)	(29.3)	(2,231)	(0.9)	(83,251)	3,731.6
Provision for income taxes	—	—	—	—	—	—
Net loss	$(85,482)	(29.3)%	$(2,231)	(0.9)%	$(83,251)	3,731.6%
Revenue

	Year Ended December 31,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$264,844	90.9%	$195,048	76.6%	$69,796	35.8%
Gain on sales of loans	14,411	5.0	53,354	20.9	(38,943)	(73.0)
Other revenue	12,062	4.1	6,365	2.5	5,697	89.5
Gross revenue	$291,317	100.0%	$254,767	100.0%	$36,550	14.3%

Gross revenue increased by $36.6 million, or 14%, from $254.8 million in 2015 to $291.3 million in 2016. This growth was in part attributable to a $69.8 million, or 35.8%, increase in interest income. The combined effect of our increase in originations and decreased utilization of OnDeck Marketplace resulted in a greater volume of loans being held on our balance sheet as evidenced by the 44.9% increase in Average Loans to $798.1 million from $550.6 million. The increase in interest income was partially offset by a decline in our EIY on loans outstanding to 33.3% from 35.4% over the same period.
Gain on sales of loans decreased by $38.9 million, from $53.4 million in 2015 to $14.4 million in 2016. This decrease was primarily attributable to a $239.1 million decrease in sales of loans through OnDeck Marketplace and a decrease in Marketplace Gain on Sale Rate from 8.6% in 2015 to 3.8% in 2016.
Other revenue increased $5.7 million, or 90%, primarily attributable to an increase of $3.6 million in marketing fees from our issuing bank partner, an increase of $2.1 million in platform fees, an increase of $1.4 million in monthly fees earned from lines of credit as the total outstanding lines of credit increased period over period, and a $1.0 million increase from our syndication program. This increase was partially offset by a decrease of $2.5 million related to servicing fees which was driven by the decrease in OnDeck Marketplace loan sales
Cost of Revenue

	Year Ended December 31,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$149,963	51.5%	$74,863	29.4%	$75,100	100.3%
Funding costs	32,448	11.1	20,244	7.9	12,204	60.3
Total cost of revenue	$182,411	62.6%	$95,107	37.3%	$87,304	91.8%
Provision for Loan Losses. Provision for loan losses increased by $75.1 million, or 100%, from $74.9 million in 2015 to $150.0 million in 2016. This increase was primarily attributable to the increase in originations of term loans and lines of credit originated and held for investment. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates. As a result, we believe that analyzing provision for loan losses as a percentage of originations, rather than as a percentage of gross revenue, provides more useful insight into our operating performance. Our provision for loan losses as a percentage of originations held for investment, or the Provision Rate, increased from 5.8% in 2015 to 7.4% in 2016. The increase in the Provision Rate was, in part, the result of an increase in loss reserves in 2016 related to our term loans with original maturities of 15 months or more (See Part II -Item 7 - Key Factors Affecting our Performance - Credit Performance.) In addition, the 2015 Provision Rate was at near-historical lows due to the year's better than average credit environment as well as sales of certain longer term loans to investors through OnDeck Marketplace.
Funding Costs. Funding costs increased by $12.2 million, or 60.3%, from $20.2 million in 2015 to $32.4 million in 2016. The increase in funding costs was primarily attributable to the increases in our aggregate outstanding borrowings. The Average Funding Debt Outstanding during 2016 was $548.5 million as compared to $366.0 million during 2015 while our Cost of Funds Rate increased to 5.9% from 5.5%. The Cost of Funds Rate increased as a result of the increase in LIBOR throughout 2016 which increased the rates associated with our variable rate debt instruments, the closing of our second securitization in the second quarter of 2016 which was at a rate approximately 1.3% higher than the previous securitization, and the higher interest rates associated with our newer facilities which were available to finance our previously ineligible loans. As a percentage of gross revenue, funding costs increased from 7.9% in 2015 to 11.1% in 2016. The increase in funding costs as a percentage of gross revenue was the result of increased loan originations and a greater portion of those loan originations being financed and held on our balance sheet which increased the numerator of the calculation. In addition, the decrease in the gain on sale rate, the decrease in the volume of loans sold through OnDeck Marketplace, and the decrease in our EIY decreased the denominator of the calculation.

Operating Expense
OnDeck incurred a $1.8 million charge in the fourth quarter of 2016 in connection with an approximately 11% reduction in total headcount as part of a cost rationalization program involving both layoffs and actual and scheduled attrition. The charge was allocated among the four operating expense categories below based on the department assignment of the impacted employees. Approximately $1.1 million of the charge was associated with Technology and Analytics and the balance was associated with the three other operating expense categories below.
Sales and Marketing

	Year Ended December 31,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$67,011	23.0%	$60,575	23.8%	$6,436	10.6%
Sales and marketing expense increased by $6.4 million, or 11%, from $60.6 million in 2015 to $67.0 million in 2016. The increase was primarily attributable to a $5.0 million increase in salaries and personnel-related cost as we expanded our sales and marketing departments to support higher origination volume.
Technology and Analytics

	Year Ended December 31,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$58,899	20.2%	$42,653	16.7%	$16,246	38.1%
Technology and analytics expense increased by $16.2 million, or 38%, from $42.7 million in 2015 to $58.9 million in 2016. The increase was primarily attributable to an $8.9 million increase in salaries and personnel-related costs, as we increased the number of technology personnel developing our platform, as well as analytics personnel to further improve upon algorithms underlying the OnDeck Score. We continued to invest in our technology infrastructure, including technology security, and to enhance and develop our platform capabilities, resulting in an increase of $3.4 million in expense. We incurred a $2.5 million increase in amortization of capitalized internal-use software costs related to our technology platform and a $1.5 million increase in technology related consulting expense. Additionally, we incurred a $1.1 million charge in the fourth quarter of 2016 related to technology and analytics headcount reductions as part of our cost rationalization program.
Processing and Servicing

	Year Ended December 31,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$19,719	6.8%	$13,053	5.1%	$6,666	51.1%

Processing and servicing expense increased by $6.7 million, or 51%, from $13.1 million in 2015 to $19.7 million in 2016. The increase was primarily attributable to a $4.6 million increase in salaries and personnel-related costs, as we increased the number of processing and servicing personnel to support the increased volume of loan applications and approvals and increased loan servicing requirements. In addition, we incurred a $2.1 million increase in third-party processing costs, credit information and filing fees as a result of the increased volume of loan applications and originations.
General and Administrative

	Year Ended December 31,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$48,345	16.6%	$45,304	17.8%	$3,041	6.7%
General and administrative expense increased by $3.0 million, or 7%, from $45.3 million in 2015 to $48.3 million in 2016. The increase was primarily attributable to a $5.6 million increase in salaries and personnel-related costs as we increased the number of general and administrative personnel in 2016 to support the growth of our business. We incurred a $1.5 million increase in consulting, legal, recruiting, accounting and other miscellaneous expenses in 2016 as we continue our transition from a private to a growing public company. The increases were offset by a decrease in the reserve on unfunded lines of credit of $3.2 million in 2016 related to potential future losses on the unfunded portion of our lines of credit. Our loss related to foreign currency transactions and holdings associated with the increase in the value of the Canadian dollar relative to the U.S. dollar decreased by $1.5 million in 2016 as compared to the prior year.

Comparison of Years Ended December 31, 2015 and 2014

	Year Ended December 31,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$195,048	76.6%	$145,275	91.9%	$49,773	34.3%
Gain on sales of loans	53,354	20.9	8,823	5.6	44,531	504.7
Other revenue	6,365	2.5	3,966	2.5	2,399	60.5
Gross revenue	254,767	100.0	158,064	100.0	96,703	61.2
Cost of revenue:
Provision for loan losses	74,863	29.4	67,432	42.7	7,431	11.0
Funding costs	20,244	7.9	17,200	10.9	3,044	17.7
Total cost of revenue	95,107	37.3	84,632	53.5	10,475	12.4
Net revenue	159,660	62.7	73,432	46.5	86,228	117.4
Operating expense:
Sales and marketing	60,575	23.8	33,201	21.0	27,374	82.4
Technology and analytics	42,653	16.7	17,399	11.0	25,254	145.1
Processing and servicing	13,053	5.1	8,230	5.2	4,823	58.6
General and administrative	45,304	17.8	21,680	13.7	23,624	109.0
Total operating expense	161,585	63.4	80,510	50.9	81,075	100.7
Loss from operations	(1,925)	(0.8)	(7,078)	(4.5)	5,153	72.8
Other expense:
Interest expense	(306)	(0.1)	(398)	(0.3)	92	(23.1)
Warrant liability fair value adjustment	—	—	(11,232)	(7.1)	11,232	(100.0)
Total other expense	(306)	(0.1)%	(11,630)	(7.4)%	11,324	(97.4)%
Loss before provision for income taxes	(2,231)	(0.9)	(18,708)	(11.8)	16,477	(88.1)
Provision for income taxes	—	—	—	—	—
Net loss	$(2,231)	(0.9)%	$(18,708)	(11.8)%	$16,477	(88.1)%

Revenue

	Year Ended December 31,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$195,048	76.6%	$145,275	91.9%	$49,773	34.3%
Gain on sales of loans	53,354	20.9	8,823	5.6	44,531	504.7
Other revenue	6,365	2.5	3,966	2.5	2,399	60.5
Gross revenue	$254,767	100.0%	$158,064	100.0%	$96,703	61.2%
_________________________
Gross revenue increased by $96.7 million, or 61%, from $158.1 million in 2014 to $254.8 million in 2015. This growth was primarily attributable to a $49.8 million, or 34%, increase in interest income, which was primarily driven by increases in the Average Loans in 2015. During 2015, our Average Loans increased 52.8% to $550.6 million from $360.4 million. The increase in originations was partially offset by a decline in our Effective Interest Yield on loans outstanding from 40.3% to 35.4% over the same period.
Gain on sales of loans increased by $44.5 million, from $8.8 million in 2014 to $53.4 million in 2015. This increase was primarily attributable to a $472.4 million increase in sales of term loans through OnDeck Marketplace in 2015 as well as an increase in Marketplace Gain on Sale Rate from 6.1% in 2014 to 8.6% in 2015.
Other revenue increased $2.4 million, or 60%, in 2015 as compared to 2014, primarily attributable to a $2.6 million increase related to servicing fees which was driven by the increase in OnDeck Marketplace loan sales. This increase was partially offset by a $1.0 million reduction in marketing fees from our issuing bank partners.
Cost of Revenue

	Year Ended December 31,
					Period-to-Period
	2015		2014		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$74,863	29.4%	$67,432	42.7%	$7,431	11.0%
Funding costs	20,244	7.9	17,200	10.9	3,044	17.7
Total cost of revenue	$95,107	37.3%	$84,632	53.5%	$10,475	12.4%
Provision for Loan Losses. Provision for loan losses increased by $7.4 million, or 11%, from $67.4 million in 2014 to $74.9 million in 2015. This increase was primarily attributable to the increase in originations of term loans and lines of credit originated and held for investment. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates. As a result, we believe that analyzing provision for loan losses as a percentage of originations, rather than as a percentage of gross revenue, provides more useful insight into our operating performance.  Our provision for loan losses as a percentage of originations held for investment, or the Provision Rate decreased from 6.6% in 2014 to 5.8% in 2015. The decrease was related to improvements in the portfolio performance, increase in loan rollovers and line of credit repayments and re-borrowings and a more predictive OnDeck Score, partially offset by the origination of longer average term loans and the increase of originations of our line of credit product.

Funding Costs. Funding costs increased by $3.0 million, or 17.7%, from $17.2 million in 2014 to $20.2 million in 2015. The increase in funding costs was primarily attributable to the increases in our aggregate outstanding borrowings and the impact of the growth of our partner synthetic participation program which was partially offset by our lower Cost of Funds Rate. The average balance of our funding debt facilities during 2015 was $366.0 million as compared to the average balance of $275.9 million during 2014. In addition, we experienced a $0.5 million increase in unused commitment fees in 2015 as compared to 2014, primarily related to the increase in capacity associated with our ODART and ODAP facilities. As a percentage of gross revenue, funding costs decreased from 10.9% in 2014 to 7.9% in 2015. The decrease in funding costs as a percentage of gross revenue was primarily the result of more favorable interest rates on our debt facilities associated with our lending activities and the increased utilization of OnDeck Marketplace, as we incur a marginal amount of funding costs to finance many of the loans we sell through OnDeck Marketplace. As a result, our funding costs have decreased as a percentage of gross revenue and our Cost of Funds Rate decreased from 6.2% in 2014 to 5.5% in 2015.
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
Processing and servicing expense increased by $4.8 million, or 58.6%, from $8.2 million in 2014 to $13.1 million in 2015. The increase was primarily attributable to a $4.0 million increase in salaries and personnel-related costs, as we increased the number of processing and servicing personnel to support the increased volume of loan applications and approvals and increased loan servicing requirements. In addition, we incurred a $0.7 million increase in third-party processing costs, credit information and filing fees as a result of the increased volume of loan applications and originations.
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

Liquidity and Capital Resources

Sources of Liquidity
During 2016, we originated $2.4 billion of loans utilizing a diversified set of funding sources, including cash on hand, third-party lenders (through debt facilities and securitization), OnDeck Marketplace and the cash generated by our operating, investing and financing activities.
Cash on Hand
At December 31, 2016, we had approximately $80 million of cash on hand to fund our future operations compared to approximately $160 million at December 31, 2015.  The decline was the result of our strategy to reduce OnDeck Marketplace sales and retain more loans on-balance sheet during the period.  Consistent with this decision, we invested more of our cash to fund on-balance sheet loan growth. Additionally we have used cash on hand to fund certain loans that do not meet the criteria to be financed through our debt facilities or exceed concentration limits under our debt facilities.
During 2016, our investment in the residual value of our portfolio, which is in general the portion of our financed loans in excess of the outstanding debt of our debt facilities, increased by approximately $125.1 million. This investment was partially offset during the same period by a $33.0 million increase in cash generated by financing loans which were previously funded with our own cash and which had not been previously pledged under our debt facilities due to certain concentration and eligibility limits, as described below. All else equal, as the growth rate of outstanding principal balances we retain on balance sheet slows, the rate of residual growth should also slow.
As a result of these factors, we are currently utilizing more of our own cash to finance loan growth as we work with our existing and potential creditors to expand the capacity of our existing debt facilities, to establish new debt facilities, or to complete additional securitizations.
Current Debt Facilities
The following table summarizes our current debt facilities available for funding our lending activities, referred to as funding debt, and our operating expenditures, referred to as corporate debt, as of December 31, 2016.

Description	Maturity Date	Weighted Average Interest Rate	Borrowing Capacity		Principal Outstanding
			(in millions)
Funding debt:
OnDeck Asset Securitization Trust II LLC	May 2020 (1)	4.7%	$250.0		$250.0
OnDeck Account Receivables Trust 2013-1 LLC	September 2017	3.4%	162.4		133.8
Receivable Assets of OnDeck, LLC	May 2017	3.8%	100.0		100.0
OnDeck Asset Funding I, LLC	August 2019 (2)	8.0%	100.0	(2)	100.0
Prime OnDeck Receivable Trust II, LLC	December 2018	3.7%	200.0	(4)	52.4
On Deck Asset Company, LLC	May 2017	10.0%	75.0		65.5
Other Agreements	Various(3)	Various	30.9		30.9
Total funding debt			$918.3		$732.5
Corporate debt:
On Deck Capital, Inc.	October 2018	5.0%	$30.0		$28.0
_________________________

(1)	The period during which remaining cash flow can be used to purchase additional loans expires April 2018.

(2)	On February 14, 2017, the lenders' revolving commitment was increased to $150 million and the period during which new borrowings may be made under this debt facility was extended to February 2019.

(3)	Maturity dates range from January 2017 through December 2018.

(4)
Lenders obligation consists of a commitment to make loans in amount of up to $125 million on a revolving basis. Lenders may also, in their sole discretion and on an uncommitted basis, make additional loans in amount of up to $75 million on a revolving basis.

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
OnDeck Marketplace
OnDeck Marketplace is our proprietary whole loan sale platform that allows participating third-party institutional investors to directly purchase small business loans from us. OnDeck Marketplace participants enter into whole loan purchase agreements, so as to purchase a pre-determined dollar amount of loans that satisfy certain eligibility criteria. Some participants agree to purchase such loans on what is known as a "forward flow basis" while other participants purchase larger pools of whole loans in isolated transactions. The loans are sold to the participant at a pre-determined purchase price above par. We recognize a gain or loss from OnDeck Marketplace loans when sold. The loan sales typically are conducted daily. We currently act as servicer in exchange for a servicing fee with respect to the loans purchased by the applicable OnDeck Marketplace participant. For the years ended 2016 and 2015, 18.4% and 34.3%, respectively, of total originations were OnDeck Marketplace originations. The proportion of loans we sell through OnDeck Marketplace largely depends on the premiums available to us. To the extent our use of OnDeck Marketplace as a funding source decreases in the future due to lower available premiums or otherwise, we may choose to generate liquidity through our other available funding sources. In 2017, we expect the percentage of total originations to be sold through OnDeck Marketplace to be lower than the percentage sold in 2016.
Cash and Cash Equivalents, Loans (Net of Allowance for Loan Losses), and Cash Flows
The following table summarizes our cash and cash equivalents, loans (net of ALLL) and cash flows:

	As of and for the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash and cash equivalents	$79,554	$159,822	$220,433
Restricted cash	$44,432	$38,463	$29,448
Loans held for investment, net	$890,283	$499,431	$454,303
Cash provided by (used in):
Operating activities	$134,251	$118,947	$103,196
Investing activities	$(589,234)	$(168,415)	$(371,570)
Financing activities	$374,728	$(10,468)	$484,137
Our cash and cash equivalents at December 31, 2016 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Our restricted cash represents funds held in accounts as reserves on certain debt facilities and as collateral for issuing bank partner transactions. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements.
Cash Flows
Operating Activities
For the year ended December 31, 2016, net cash provided by our operating activities $134.3 million, which were primarily the result of our cash received from our customers including interest payments $312.9 million, plus proceeds from sale of loans held for sale of $314.6 million, less $297 million of loans held for sale originations in excess of loan repayments received, $161.3 million utilized to pay our operating expenses and $24.8 million we used to pay the interest on our debt (both funding and corporate). During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $8.2 million.
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
For the year ended December 31, 2014, net cash flows provided by operating activities in 2014 were $103.2 million, which were primarily the result of our cash received from our customers including interest payments as well as the gain on sale of our loans totaling approximately $185.3 million, less the amount of cash we utilized to pay our operating expenses of approximately $67.8 million and $15.0 million we used to pay the interest on our debt (both funding and corporate). During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $7.6 million.
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

From time to time in the past, we have voluntarily purchased and may again in the future voluntarily purchase our loans that were previously sold to third parties. The circumstances under which we effect these transactions depends on a variety of factors. In determining whether to engage in a certain voluntary purchase transactions, we consider, among other things, our relationship with the potential seller, the potential purchase price, credit profile of the target loans, our overall liquidity position and possible alternative uses of cash. Although these purchases have not been material in the past, depending upon the circumstances, they could be material in the future, depending on the quantity and timing of these purchases.

For the year ended December 31, 2016, net cash used to fund our investing activities was $589.2 million, and consisted primarily $75.8 million of proceeds from sales of loans held for investment, less $600.5 million of loan originations in excess of loan repayments received, $47.1 million of origination costs paid in excess of fees collected and $11.3 million for the purchase of property, equipment and software and capitalized internal-use software development costs. We also restricted more cash as collateral for financing arrangements, resulting in a $6.0 million decrease in unrestricted cash during the year.

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
Financing Activities
Our financing activities have consisted primarily of net borrowings from our securitization facility and our revolving debt facilities as well as the issuance of common stock and redeemable convertible preferred stock.
For the year ended December 31, 2016, net cash provided by financing activities was $374.7 million and consisted primarily of $379.1 million in net repayments from our securitization and debt facilities, primarily associated with the increase in loan originations during the year and $6.3 million of payments of debt issuance costs offset by $2.6 million of cash received from the issuance of common stock under the employee stock purchase plan.
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

As a result of our growth strategy, we increased our annual originations significantly over each of the past three years. Our originations were $1.2 billion in 2014, $1.9 billion in 2015 and $2.4 billion in 2016, which equates to annual year over year growth rates of 152%, 62% and 28%, respectively.

Our strategy is to continue to grow in a disciplined manner while remaining highly focused on credit quality and operating leverage. While we expect our originations to continue to grow in absolute dollars for the full year 2017, we expect our year over year growth rates to continue to decline. The expected growth rate decline can be attributed to several factors. First, as OnDeck continues to mature, it is more difficult to maintain historical growth rates due to the increased size of the previous year’s originations. Because we will remain focused on credit quality, we are also prepared to forgo lending opportunities that do not meet our credit, underwriting and pricing standards. In addition, despite the continuing competition for customer response, we intend to allocate resources to continue to optimize marketing and customer acquisition costs based on targeted returns on investment rather than spending inefficiently in these areas to achieve incremental growth.

Although by design our disciplined growth strategy will result in lower originations growth as a percentage of the prior year’s originations compared to a more aggressive growth strategy, we believe it will increase our operating leverage and improve our overall performance.

We estimate that at December 31, 2016, approximately $290 million of our own cash had been invested in our loan portfolio, approximately two-thirds of which was used to fund our portfolio's residual value and the remainder was used to fund ineligible loans. While investing in our portfolio's residual value is a requirement of our funding model and will remain a use of cash so long as we continue to grow loan balances, the use of cash to fund ineligible loans may be mitigated if and to the extent we obtain funding capacity that permits the funding of the ineligible loans, either through debt facilities or OnDeck Marketplace. We are currently in various stages of discussions with multiple potential funding sources and are confident we will be able to obtain additional funding capacity although there can be no assurance that we will be successful.

Approximately $337.4 million of our funding debt capacity will expire during 2017. In order to maintain and grow our current rate of loan originations over the next twelve months, we will be required to secure additional funding. We plan to do this through one or more of the following sources: new asset-backed securitization transactions, new debt facilities, extensions and increases to existing debt facilities, and increases in our corporate line of credit.

We expect to use cash flow generated from operations, together with additional cash we may obtain by financing currently ineligible loans, to the extent that we are able to do so, to continue funding residual growth as our financed portfolio grows. In addition, we may also finance our expected residual growth through other unused liquidity sources such as our corporate line of credit or possible additional subordinated notes in our debt facilities.

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

Contractual Obligations
Our principal commitments consist of obligations under our outstanding debt facilities and securitization facility and non-cancelable leases for our office space and computer equipment. The following table summarizes these contractual obligations at December 31, 2016. Future events could cause actual payments to differ from these estimates.

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual Obligations:
Long-term debt:
Funding debt	$732,522	$306,238	$426,284	$—	$—
Corporate debt	28,000	—	28,000	—	—
Interest payments(1)	67,854	33,248	34,606	—	—
Operating leases	85,067	7,710	25,754	26,224	25,379
Purchase obligations	7,529	4,974	2,555	—	—
Total contractual obligations	$920,972	$352,170	$517,199	$26,224	$25,379
_________________________

(1)	Interest payments on our debt facilities with variable interest rates are calculated using the interest rate as of December 31, 2016.
The obligations of our subsidiaries for the funding debt described above and related interest payment obligations are structured to be non-recourse to On Deck Capital, Inc.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
We evaluate the creditworthiness of our portfolio on a pooled basis, due to its composition of small, homogeneous loans with similar general credit risk characteristics and diversified among variables including industry and geography. We use a proprietary forecast loss rate at origination for new loans that have not had the opportunity to make payments when they are first originated. The allowance is subjective as it requires material estimates, including such factors as historical trends, known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions.

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
Accrual for Unfunded Loan Commitments
In September 2013, we introduced a line of credit product. Customers may draw on their lines of credit up to defined maximum amounts. As of December 31, 2016 and 2015, our off balance sheet credit exposure related to the undrawn line of credit balances was $164.5 million and $89.1 million, respectively. Similar to our ALLL, we are required to accrue for potential losses related to these unfunded loan commitments at the time the line of credit is originated despite the fact that the customer has not yet drawn these funds. Significant judgment is required to estimate both the amount that may ultimately be drawn on the lines of credit as well as the amount which would ultimately require a reserve. If additional amounts drawn or the rate of default differ from our estimates, actual expenses could differ significantly from our original estimates. The accrual for unfunded loan commitments was $3.9 million and $4.2 million as of December 31, 2016 and 2015, respectively, and is included in accrued expenses and other liabilities, with changes in the accrual included in general and administrative expense.

Servicing Rights
We record service assets or liabilities at fair value when we sell whole loans to third-parties and upon such sale, we have retained the rights to services those loans. The gain or loss on the recognition of a servicing asset or liability is initially recognized as a component of gain on sales of loans in our Consolidated Statements of Operations and Comprehensive Income, while the change in fair value of servicing asset or liability is included in other revenue in our Consolidated Statements of Operations and Comprehensive Income. Servicing assets and liabilities are presented as a component of other assets or accrued expenses and other liabilities, respectively.
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
Recently Issued Accounting Pronouncements and JOBS Act Election
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue Recognition, which creates ASC 606, Revenue from Contracts with Customers, and supersedes ASC 605, Revenue Recognition. ASU 2014-09 requires revenue to be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services as described in ASU 2014-09. In July 2015, the FASB voted to defer the effective date of the new revenue standard by one year. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of December 15, 2016. We completed our initial assessment of the impact of the new revenue standard noting that revenue generated in accordance with ASC 310, Receivables, and ASC 860, Transfers and Servicing, is explicitly excluded from the scope of ASC 606. Accordingly, we have concluded that our interest income, gains on loan sales and loan servicing income will not be effected by the adoption of ASC 606. Marketing fees from our issuing bank partner will be within the scope of ASC 606, however, we believe that ASC 606 will have little, if any, impact on the timing and amount of revenue recognition as compared to the current guidance. We will adopt the requirements of the new standard effective January 1, 2018 and intend to apply the modified retrospective method of adoption with the cumulative effect of adoption, if material, recognized at the date of initial application.

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
Interest Rate Sensitivity
Our cash and cash equivalents as of December 31, 2016 consisted of cash maintained in several FDIC insured operating accounts, which may exceed FDIC insured amounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Given the currently low U.S. interest rates, we generate only a de minimis amount of interest income from these deposits.
We are subject to interest rate risk in connection with borrowings under our debt agreements which are subject to variable interest rates. As of December 31, 2016, we had $479.6 million of outstanding borrowings under debt agreements with variable interest rates. An increase of one percentage point in interest rates would result in an approximately $4.8 million increase in our annual interest expense on our outstanding borrowings at December 31, 2016. Any debt we incur in the future may also bear interest at variable rates. Any increase in interest rates in the future will likely affect our borrowing costs under all of our sources of capital for our lending activities.

Foreign Currency Exchange Risk
Substantially all of our revenue and operating expenses are denominated in U.S. dollars. As a result of our growing Canadian operations and our expansion to Australia, as of December 31, 2016, we are subject to greater foreign currency exchange rate risk as compared to December 31, 2015. Foreign currency exchange rate risk is the possibility that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. We have recently begun limited use of derivative instruments to hedge this risk and we are currently exploring the feasibility of an expanded hedging program which may include natural hedges as well as derivative instruments such as forwards, options and/or swaps. To date, such hedging has not been material. We intend to enter into these transactions only to hedge underlying risk reasonably related to our business and not for speculative purposes.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
On Deck Capital, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets of On Deck Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of On Deck Capital, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
New York, NY
March 2, 2017

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$79,554	$159,822
Restricted cash	44,432	38,463
Loans held for investment	1,000,445	552,742
Less: Allowance for loan losses	(110,162)	(53,311)
Loans held for investment, net	890,283	499,431
Loans held for sale	373	706
Property, equipment and software, net	29,405	26,187
Other assets	20,044	20,416
Total assets	$1,064,091	$745,025
Liabilities and equity
Liabilities:
Accounts payable	$5,271	$2,701
Interest payable	2,122	757
Funding debt	726,639	375,890
Corporate debt	27,966	2,695
Accrued expenses and other liabilities	38,496	33,560
Total liabilities	800,494	415,603
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 74,801,825 and 73,107,848 shares issued and 71,605,708 and 70,060,208 outstanding at December 31, 2016 and 2015, respectively.	374	366
Treasury stock—at cost	(6,697)	(5,843)
Additional paid-in capital	477,526	457,003
Accumulated deficit	(211,299)	(128,341)
Accumulated other comprehensive loss	(379)	(372)
Total On Deck Capital, Inc. stockholders' equity	259,525	322,813
Noncontrolling interest	4,072	6,609
Total equity	263,597	329,422
Total liabilities and equity	$1,064,091	$745,025
The accompanying notes are an integral part of these consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Interest income	$264,844	$195,048	$145,275
Gain on sales of loans	14,411	53,354	8,823
Other revenue	12,062	6,365	3,966
Gross revenue	291,317	254,767	158,064
Cost of revenue:
Provision for loan losses	149,963	74,863	67,432
Funding costs	32,448	20,244	17,200
Total cost of revenue	182,411	95,107	84,632
Net revenue	108,906	159,660	73,432
Operating expense:
Sales and marketing	67,011	60,575	33,201
Technology and analytics	58,899	42,653	17,399
Processing and servicing	19,719	13,053	8,230
General and administrative	48,345	45,304	21,680
Total operating expense	193,974	161,585	80,510
Loss from operations	(85,068)	(1,925)	(7,078)
Other expense:
Interest expense	(414)	(306)	(398)
Warrant liability fair value adjustment	—	—	(11,232)
Total other expense	(414)	(306)	(11,630)
Loss before provision for income taxes	(85,482)	(2,231)	(18,708)
Provision for income taxes	—	—	—
Net loss	(85,482)	(2,231)	(18,708)
Accretion of dividends on redeemable convertible preferred stock	—	—	(12,884)
Net loss attributable to noncontrolling interest	2,524	958	—
Net loss attributable to On Deck Capital, Inc. common stockholders	$(82,958)	$(1,273)	$(31,592)
Net loss per share attributable to On Deck Capital, Inc. common shareholders:
Basic and diluted	$(1.17)	$(0.02)	$(0.60)
Weighted-average common shares outstanding:
Basic and diluted	70,934,937	69,545,238	52,556,998
Comprehensive loss:
Net loss	$(85,482)	$(2,231)	$(18,708)
Other comprehensive loss:
Foreign currency translation adjustment	(20)	(678)	—
Comprehensive loss	(85,502)	(2,909)	(18,708)
Comprehensive loss attributable to noncontrolling interests	13	306	—
Net loss attributable to noncontrolling interest	2,524	958	—
Comprehensive loss attributable to On Deck Capital, Inc. common stockholders	$(82,965)	$(1,645)	$(18,708)

The accompanying notes are an integral part of these consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	On Deck Capital, Inc.'s stockholders' equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling interest	Total Equity (Deficit)
	Shares	Amount
Balance—January 1, 2014	4,467,614	$38	$1,614	$(95,476)	$(5,656)	$—	$(99,480)	$—	$(99,480)
Issuance of common stock in connection with IPO, net of underwriting discounts	11,500,000	57	209,933	—	—	—	209,990	—	209,990
Stock-based compensation	—	—	3,095	—	—	—	3,095	—	3,095
Conversion of preferred stock warrants to common stock warrants upon IPO	—	—	4,912	—	—	—	4,912	—	4,912
Conversion of preferred stock to common stock	47,457,356	237	221,267	—	—	—	221,504	—	221,504
Vesting of restricted stock units	11,667	—	6	—	—	—	6	—	6
Issuance of common stock warrant	—	—	64	—	—	—	64	—	64
Exercise of stock options and warrants	5,596,181	28	2,078	—	—	—	2,106	—	2,106
Accretion of dividends on redeemable convertible preferred stock	—	—	—	(12,884)	—	—	(12,884)	—	(12,884)
Net loss	—	—	—	(18,708)	—	—	(18,708)	—	(18,708)
Balance—December 31, 2014	69,032,818	$360	$442,969	$(127,068)	$(5,656)	$—	$310,605	$—	$310,605
Stock-based compensation	—	—	10,750	—	—	—	10,750	—	10,750
Investments by noncontrolling interests	—	—	—	—	—	—	—	7,873	7,873
Vesting of restricted stock units	88,124	1	40	—	—	—	41	—	41
Exercise of stock options	747,224	4	210	—	—	—	214	—	214
Employee stock purchase plan	202,732	1	3,243	—	—	—	3,244	—	3,244
Repurchases of common stock	(10,690)	—	—	—	(187)	—	(187)	—	(187)
Other comprehensive income	—	—	—	—	—	(372)	(372)	(306)	(678)
Other	—	—	(209)	—	—	—	(209)	—	(209)
Net loss (loss)	—	—	—	(1,273)	—	—	(1,273)	(958)	(2,231)
Balance—December 31, 2015	70,060,208	$366	$457,003	$(128,341)	$(5,843)	$(372)	$322,813	$6,609	$329,422
Stock-based compensation	—	—	17,385	—	—	—	17,385	—	17,385
Issuance of common stock through vesting of restricted stock units and option exercises	1,237,969	6	197	—	—	—	203	—	203
Employee stock purchase plan	456,008	2	2,941	—	—	—	2,943	—	2,943
Repurchases of common stock	(148,477)	—	—	—	(854)	—	(854)	—	(854)
Other comprehensive Income	—	—	—	—	—	(7)	(7)	(13)	(20)
Net income (loss)	—	—	—	(82,958)	—	—	(82,958)	(2,524)	(85,482)
Balance—December 31, 2016	71,605,708	$374	$477,526	$(211,299)	$(6,697)	$(379)	$259,525	$4,072	$263,597

The accompanying notes are an integral part of these consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$(85,482)	$(2,231)	$(18,708)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	149,963	74,863	67,432
Depreciation and amortization	9,462	6,508	4,071
Amortization of debt issuance costs	4,538	2,837	2,676
Stock-based compensation	15,915	11,582	2,842
Loss on disposal	—	—	516
Preferred stock warrant issuance and warrant liability fair value adjustment	—	—	11,232
Amortization of net deferred origination costs	36,040	32,939	27,267
Changes in servicing rights, at fair value	4,997	1,270	—
Gain on sales of loans	(14,411)	(53,354)	(8,823)
Unfunded loan commitment reserve	(307)	2,922	1,253
Common stock warrant issuance	—	—	64
Gain on extinguishment of debt	(1,372)	(421)	—
Changes in operating assets and liabilities:
Other assets	(1,942)	(12,269)	(2,681)
Accounts payable	2,570	236	1,599
Interest payable	1,365	(62)	(301)
Accrued expenses and other liabilities	5,580	16,034	6,034
Originations of loans held for sale	(304,258)	(445,968)	(140,578)
Capitalized net deferred origination costs of loans held for sale	(10,269)	(17,601)	(6,116)
Proceeds from sale of loans held for sale	314,627	489,364	154,070
Principal repayments of loans held for sale	7,235	12,298	1,347
Net cash provided by operating activities	134,251	118,947	103,196
Cash flows from investing activities
Change in restricted cash	(5,969)	(9,015)	(14,606)
Purchases of property, equipment and software	(6,640)	(13,692)	(7,576)
Capitalized internal-use software	(4,645)	(4,197)	(3,467)
Originations of term loans and lines of credit, excluding rollovers into new originations	(1,826,085)	(1,162,537)	(858,297)
Proceeds from sale of loans held for investment	75,787	177,014	—
Payments of net deferred origination costs	(47,082)	(28,353)	(34,253)
Principal repayments of term loans and lines of credit	1,232,272	872,551	546,629
Other	(201)	(186)	—
Purchase of loans	(6,671)	—	—
Net cash used in investing activities	(589,234)	(168,415)	(371,570)
Cash flows from financing activities
Investments by noncontrolling interests	—	7,873	—
Purchase of treasury shares	(855)	—	—
Proceeds from exercise of stock options and warrants	197	251	4,625

	Year Ended December 31,
	2016	2015	2014
Proceeds from public offering, net of underwriting discount	—	—	213,843
Payments of initial public offering costs	—	(1,845)	(2,239)
Redemption of common stock and warrants	—	(187)	—
Issuance of common stock under employee stock purchase plan	2,606	1,825	—
Proceeds from the issuance of redeemable convertible preferred stock	—	—	77,000
Proceeds from the issuance of funding debt	752,443	212,562	472,242
Proceeds from the issuance of corporate debt	25,300	2,700	9,000
Payments of debt issuance costs	(6,281)	(1,690)	(5,723)
Repayments of funding debt principal	(398,682)	(219,957)	(272,611)
Repayments of corporate debt principal	—	(12,000)	(12,000)
Net cash provided by (used in) financing activities	374,728	(10,468)	484,137
Effect of exchange rate changes on cash and cash equivalents	(13)	(675)	—
Net increase (decrease) in cash and cash equivalents	(80,268)	(60,611)	215,763
Cash and cash equivalents at beginning of year	159,822	220,433	4,670
Cash and cash equivalents at end of year	$79,554	$159,822	$220,433
Supplemental disclosure of other cash flow information
Cash paid for interest	$24,778	$15,394	$14,968
Supplemental disclosures of non-cash investing and financing activities
Loans transferred from loans held for sale to loans held for investment	$884	$1,348	$—
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$221,504
Unpaid offering expenses charged to equity	$—	$—	$1,670
Stock-based compensation included in capitalized internal-use software	$1,470	$877	$253
Unpaid principal balance of term loans rolled into new originations	$273,453	$265,933	$158,876
Accretion of dividends on redeemable convertible preferred stock	$—	$—	$12,884

The accompanying notes are an integral part of these consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Organization
On Deck Capital, Inc.’s principal activity is providing financing to small businesses located throughout the United States as well as Canada and Australia, through term loans and lines of credit. We use technology and analytics to aggregate data about a business and then quickly and efficiently analyze the creditworthiness of the business using our proprietary credit-scoring model. We originate most of the loans in our portfolio and also purchase loans from issuing bank partner. We subsequently transfer most of our loan volume into one of our wholly-owned subsidiaries or sell them through OnDeck Marketplace®.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We prepare our consolidated financial statements and footnotes in accordance with accounting principles generally accepted in the United States of America, or GAAP as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC. All intercompany transactions and accounts have been eliminated in consolidation. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. When used in these notes to consolidated financial statements, the terms "we," "us," "our" or similar terms refers to On Deck Capital, Inc. and its consolidated subsidiaries.
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
Segment Reporting
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. Based upon the way our CODM reviews financial information and makes operating decisions and considering that our CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance, our operations constitute a single operating segment and one reportable segment. Substantially all revenue was generated and all assets were held in the United States during the years ended December 31, 2016, 2015 and 2014.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Significant estimates include allowance for loan losses, valuation of warrants, stock-based compensation expense, servicing assets/liabilities, loans purchased, capitalized software development costs, the useful lives of long-lived assets and valuation allowance for deferred tax assets. We base our estimates on historical experience, current events and other factors we believe to be reasonable under the circumstances. These estimates and assumptions are inherently subjective in nature; actual results may differ from these estimates and assumptions.
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

Loans held for investment consist of term loans and lines of credit that require daily or weekly repayments. We have both the ability and intent to hold these loans to maturity. When we originate a term loan, the borrower grants us a security interest in its assets which we may perfect by publicly filing a financing statement. Loans held for investment are carried at amortized cost, reduced by a valuation allowance for loan losses estimated as of the balance sheet dates. In accordance with ASC Subtopic 310-20, Nonrefundable Fees and Other Costs, the amortized cost of a loan is equal to the unpaid principal balance, plus net deferred origination costs. Net deferred origination costs are comprised of certain direct origination costs, net of all loan origination fees received. Loan origination fees include fees charged to the borrower related to origination that increase the loan’s effective interest yield. Loan origination costs are limited to direct costs attributable to originating a loan, including commissions and personnel costs directly related to the time spent by those individuals performing activities related to loan origination. Direct origination costs in excess of loan origination fees received are included in the loan balance and for term loans are amortized over the life of the term loan using the effective interest method, while for lines of credit principal amounts drawn are amortized using the straight-line method over 6 months.
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
Purchase of Loans
From time to time, we may purchase loans that we previously sold to third parties. We generally determine the price we are willing to pay for those loans through arm's-length negotiations and by using a discounted cash flow model that contains certain unobservable inputs such as discount rate, renewal rate and default rate, with adjustments that management believes a market participant would consider. We may also obtain third-party valuations of pools of loans we are considering purchasing. Upon purchase, loans are recorded at their acquisition price which represents fair value. The amortized cost of the purchased loans, which includes unpaid principal balances and any related premiums or discounts, when applicable, are included in loans held for investment on the consolidated balance sheets.
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
Accrual for Third-Party Representations
We have made certain representations to third parties that purchase loans through OnDeck Marketplace. Our obligations under those representations are not secured by escrows or similar arrangements. However, if we determine it is probable that representations may be breached, we could be required to accrue certain liabilities. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the loans, such as loan repurchase obligations or excess loss indemnification obligations, would be accrued if probable and estimable in accordance with ASC 450, Contingencies. There are no restricted assets related to these agreements. As of December 31, 2016 and 2015, we have not incurred any significant losses and or material liability for probable obligations requiring accrual.
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
Deferred Debt Issuance Costs and Debt
We borrow from various lenders to finance our lending activities and general corporate operations. Costs incurred in connection with financings, such as banker fees, origination fees and legal fees, are classified as deferred debt issuance costs. We capitalize these costs and amortize them over the expected life of the related financing agreements. The related fees are expensed immediately upon early extinguishment of the debt. In a debt modification, the initial issuance costs and any additional fees incurred as a result of the modification are deferred over the term of the modified agreement. Deferred debt issuance costs are amortized using the effective interest method for term debt and the straight-line method for revolving lines of credit. Interest expense and the amortization of deferred debt issuance costs incurred on debt used to fund loan originations are presented as funding costs in our consolidated statements of operations. Interest expense and the amortization of deferred debt issuance costs incurred on debt used to fund general corporate operations are recorded as interest expense, a component of other expense, in our consolidated statements of operations. Deferred debt issuance costs are presented as a reduction of debt in accordance with ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Refer to Recently Adopted Accounting Standards for additional details.
Property, Equipment and Software
Property, equipment and software consists of computer and office equipment, purchased software, capitalized internal-use software costs and leasehold improvements. Property, equipment and software are carried at cost less accumulated depreciation and amortization. Depreciation and amortization expense are recognized over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated lives of the improvements.
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
Redeemable Convertible Preferred Stock
Until our initial public offering ("IPO") in December 2014, we had outstanding redeemable convertible preferred stock which was redeemable at the option of the holder after the passage of time and, therefore, had been classified outside of permanent equity in accordance with the SEC Staff Accounting Bulletin (“SAB”) Topic 3C, Redeemable Preferred Stock. We made periodic accretions to the carrying amount of the redeemable convertible preferred stock so that the carrying amount would equal the redemption. As all redeemable convertible preferred stock automatically converted into shares of common stock upon the closing of our IPO in December 2014, there was no accretion of dividends for the years ended December 31, 2016 and 2015. As of December 31, 2016 and 2015 we had no redeemable convertible preferred stock outstanding.
Stock Warrants for Shares of Preferred Stock
At various dates prior to our IPO, we issued warrants for certain series of our redeemable convertible preferred stock to third parties in connection with certain agreements. As the warrant holders had the right to demand their preferred shares to be settled in cash after the passage of time, we recorded the warrants as liabilities and at each balance sheet date. We valued the warrants using the Black-Scholes-Merton Option Pricing Model. Any change in warrant value was recorded through a warrant liability fair value adjustment in our consolidated statements of operations. All warrants for shares of preferred stock automatically converted into warrants for shares of common stock upon closing of our IPO in December 2014. Upon conversion, the warrant liability was converted to permanent equity as a component of additional paid-in capital. No preferred stock or other warrants were issued during the years ended December 31, 2016 and 2015.
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
For the years ended December 31, 2016, 2015 and 2014, all sales met the requirements for sale treatment in accordance with ASC Topic 860, Transfers and Servicing. We record the gain or loss on the sale of a loan at the sale date in an amount equal to the proceeds received, adjusted for initial recognition of servicing assets or liabilities obtained at the date of sale, less outstanding principal and net deferred origination costs. A change in inputs or assumptions used in the valuation model related to servicing assets or liabilities is recognized as a component of gain on sales of loans.
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
Advertising Costs
Advertising costs are expensed as incurred and are included within sales and marketing in our consolidated statements of operations. For the years ended December 31, 2016, 2015 and 2014, advertising costs totaled $20.1 million, $22.5 million and $14.4 million, respectively.
Foreign Currency
In accordance with ASC 830, Foreign Currency Matters, we have determined the functional currency of our subsidiary, OnDeck Australia, is the Australian dollar. We translate the financial statements of this subsidiary to U.S. dollars using month-end exchange rates for assets and liabilities, and average exchange rates for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders' equity. As of December 31, 2016 and 2015, we recorded a translation loss of $7,000 and $0.4 million, respectively. For the years ended December 31, 2016 and 2015, transactions designated in currencies other than our functional currency resulted in a gain of $0.2 million and a loss of $1.3 million, respectively, and was recorded within general and administrative expenses in our consolidated statements of operations. The impact of foreign currency transactions was not material for the year ended December 31, 2014.
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
Uncertain tax positions are recognized only when we believe it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. We recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. We did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2016 and 2015.
We file income tax returns in the United States for federal, state and local jurisdictions. We are no longer subject to U.S. federal, certain states, and local income tax examinations for years prior to 2013, with certain states no longer subject for years prior to 2012, although carryforward attributes that were generated prior to 2013 may still be adjusted upon examination by the Internal Revenue Service if used in a future period. No income tax returns are currently under examination by taxing authorities.
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

Diluted net loss per common share includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” or “if converted” methods, as applicable. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of common shares outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, warrants and convertible preferred stock. In addition, we analyze the potential dilutive effect of the outstanding participating securities under the “if converted” method when calculating diluted earnings per share in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. We report the more dilutive of the approaches (two-class or “if converted”) as our diluted net income per share during the period. Due to net losses for the years ended December 31, 2016, 2015 and 2014, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities was anti-dilutive.
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
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue Recognition, which creates ASC 606, Revenue from Contracts with Customers, and supersedes ASC 605, Revenue Recognition. ASU 2014-09 requires revenue to be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services and also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows from customer contracts. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which makes amendments to the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction and impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which makes amendments to the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which makes amendments to the new revenue standard regarding assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at the time of transition to the new standard. Each amendment has the same effective date and transition requirements as the new revenue recognition standard. We completed our initial assessment of the impact of the new revenue standard noting that revenue generated in accordance with ASC 310, Receivables, and ASC 860, Transfers and Servicing, is explicitly excluded from the scope of ASC 606. Accordingly, we have concluded that our interest income, gains on loan sales and loan servicing income will not be effected by the adoption of ASC 606. Marketing fees from our issuing bank partner will be within the scope of ASC 606. However, we believe that ASC 606 will have little, if any, impact on the timing and amount of revenue recognition as compared to the current guidance. We will adopt the requirements of the new standard effective January 1, 2018 and intend to apply the modified retrospective method of adoption with the cumulative effect of adoption, if material, recognized at the date of initial application.

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
3. Net Loss Per Common Share
Basic and diluted net loss per common share is calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(85,482)	$(2,231)	$(18,708)
Less: Accretion of dividends on the redeemable convertible preferred stock	—	—	(12,884)
Less: net loss attributable to noncontrolling interest	2,524	958	—
Net loss attributable to On Deck Capital, Inc. common stockholders	$(82,958)	$(1,273)	$(31,592)
Denominator:
Weighted-average common shares outstanding, basic and diluted	70,934,937	69,545,238	52,556,998
Net loss per common share, basic and diluted	$(1.17)	$(0.02)	$(0.60)

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given our net losses. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Anti-Dilutive Common Share Equivalents
Warrants to purchase common stock	22,000	309,792	309,792
Restricted stock units	3,888,768	1,853,452	88,418
Stock options	11,426,296	10,711,321	10,371,469
Employee stock purchase program	243,208	—	—
Total anti-dilutive common share equivalents	15,580,272	12,874,565	10,769,679

The weighted-average exercise price for warrants to purchase 2,007,846 shares of common stock was $10.70 as December 31, 2016. For the year ended December 31, 2016 and 2015, a warrant to purchase 1,985,846 and 2,206,496 shares of common stock, respectively, was excluded from anti-dilutive common share equivalents as performance conditions had not been met.
4. Interest Income

Interest income was comprised of the following components for the years ended December 31 (in thousands):

	2016	2015	2014
Interest on unpaid principal balance	$300,713	$227,579	$172,472
Interest on deposits	171	408	70
Amortization of net deferred origination costs	(36,040)	(32,939)	(27,267)
Total interest income	$264,844	$195,048	$145,275
5. Loans Held for Investment, Allowance for Loan Losses and Loans Held for Sale
Loans Held for Investment and Allowance for Loan Losses
Loans held for investment consisted of the following as of December 31 (in thousands):

	2016	2015
Term loans	$864,066	$482,596
Lines of credit	116,385	61,194
Total unpaid principal balance	980,451	543,790
Net deferred origination costs	19,994	8,952
Total loans held for investment	$1,000,445	$552,742
On June 15, 2016, we paid $6.7 million to purchase term loans that we previously sold to a third party which are included in the unpaid principal balance of loans held for investment.
We include both loans we originate and loans funded by our issuing bank partners and later purchased by us as part of our originations. During the years ended December 31, 2016, 2015 and 2014 we purchased loans in the amount of $534.1 million, $231.7 million and $180.8 million, respectively.

The activity in the allowance for loan losses for the years ended December 31 consisted of the following (in thousands):

	2016	2015	2014
Balance at January 1	$53,311	$49,804	$19,443
Provision for loan losses	149,963	74,863	67,432
Loans charged off	(100,382)	(78,485)	(39,638)
Recoveries of loans previously charged off	7,270	7,129	2,567
Allowance for loan losses at December 31	$110,162	$53,311	$49,804
When loans are charged-off, we may continue to attempt to recover amounts from the respective borrowers and guarantors, or pursue our rights through formal legal action. Alternatively, we may sell such previously charged-off loans to a third-party debt collector.  The proceeds from these sales are recorded as a component of the recoveries of loans previously charged off. For the years ended December 31, 2016, 2015 and 2014, previously charged-off loans sold accounted for $4.4 million, $5.5 million and $1.7 million, respectively, of recoveries of loans previously charged off.
As of December 31, 2016 and December 31, 2015, our off-balance sheet credit exposure related to the undrawn line of credit balances was $164.5 million and $89.1 million, respectively. The related reserve on unfunded loan commitments was $3.9 million and $4.2 million as of December 31, 2016 and December 31, 2015, respectively. Net adjustments to the accrual for unfunded loan commitments are included in general and administrative expenses.
The following table contains information, on a combined basis, regarding the unpaid principal balance of loans we originated and the amortized cost of loans purchased from third parties other than our issuing bank partner related to non-delinquent, paying and non-paying delinquent loans as of December 31 (in thousands):

	2016	2015
Non-delinquent loans	$890,297	$486,729
Delinquent: paying (accrual status)	36,073	28,192
Delinquent: non-paying (non-accrual status)	54,081	28,869
Total	$980,451	$543,790
The portion of the allowance for loan losses attributable to non-delinquent loans was $59.5 million and $27.0 million as of December 31, 2016 and December 31, 2015, respectively, while the portion of the allowance for loan losses attributable to delinquent loans was $50.7 million and $26.3 million as of December 31, 2016 and December 31, 2015, respectively.
The following table shows an aging analysis of the unpaid principal balance related to loans held for investment by delinquency status as of December 31 (in thousands):

	2016	2015
By delinquency status:
Non-delinquent loans	$890,297	$486,729
1-14 calendar days past due	25,899	21,360
15-29 calendar days past due	15,990	8,703
30-59 calendar days past due	22,677	10,347
60-89 calendar days past due	13,952	7,443
90 + calendar days past due	11,636	9,208
Total unpaid principal balance	$980,451	$543,790
Loans Held for Sale
Loans held for sale consisted of the following as of December 31 (in thousands):

	2016	2015
Loans held for sale	$370	$696
Net deferred origination costs	3	10
Loans held for sale, net	$373	$706

6. Servicing Rights
As of December 31, 2016 and 2015, we serviced term loans we sold with a remaining unpaid principal balance of $222.0 million and $345.9 million, respectively. During the years ended December 31, 2016, 2015 and 2014, we sold through OnDeck Marketplace loans with an unpaid principal balance of $368.3 million, $600.0 million and $139.1 million, respectively.
For the years ended December 31, 2016, 2015 and 2014, we earned $1.2 million, $3.5 million and $0.9 million of servicing revenue, respectively.
The following table summarizes the activity related to the fair value of our servicing assets for the year ended December 31:

	2016	2015
Fair value at the beginning of period	$3,489	$—
Addition:
Servicing resulting from transfers of financial assets	2,690	3,708
Changes in fair value:
Change in inputs or assumptions used in the valuation model	—	1,051
Other changes in fair value (1)	(5,048)	(1,270)
Fair value at the end of period (Level 3)	$1,131	$3,489
  ___________
(1) Represents changes due to collection of expected cash flows through December 31, 2016 and 2015.
7. Property, Equipment and Software, net
Property, equipment and software, net, consisted of the following as of December 31 (in thousands):

	Estimated Useful Life	2016	2015
Computer/office equipment	12 – 36 months	$15,671	$11,866
Capitalized internal-use software	36 months	21,789	15,674
Leasehold improvements	Life of lease	18,025	15,417
Total property, equipment and software, at cost		55,485	42,957
Less accumulated depreciation and amortization		(26,080)	(16,770)
Property, equipment and software, net		$29,405	$26,187
Amortization expense on capitalized internal-use software costs was $4.2 million, $2.8 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included as a component of technology and analytics in our consolidated statements of operations.
8. Debt
The following table summarizes our outstanding debt as of December 31 (in thousands):

Description	Type	Maturity Date	Weighted Average Interest Rate at December 31, 2016	December 31, 2016		December 31, 2015
Funding Debt:
ODAST II Agreement	Securitization Facility	May 2020 (1)	4.7%	$250,000		$—
ODART Agreement	Revolving	September 2017	3.4%	133,767		42,090
RAOD Agreement	Revolving	May 2017	3.8%	99,985		47,465
ODAF Agreement	Revolving	August 2019 (2)	8.0%	100,000	(2)	—
ODAC Agreement	Revolving	May 2017	10.0%	65,486		27,699
PORT II Agreement	Revolving	December 2018	3.7%	52,397		—
Other Agreements	Various	Various (3)	Various	30,887		19,644
ODAST Agreement (4)	Securitization Facility	May 2018(4)	N/A	—		174,980
ODAP Agreement	Revolving	August 2017(5)	5.0%	—		8,819
PORT Agreement	Revolving	June 2017(6)	2.8%	—		59,415
				732,522		380,112
Deferred Debt Issuance Cost				(5,883)		(4,222)
Total Funding Debt				726,639		375,890

Corporate Debt:
Square 1 Agreement	Revolving	October 2018	5.0%	28,000		2,700
Deferred Debt Issuance Cost				(34)		(5)
Total Corporate Debt				$27,966		$2,695

(1)	The period during which remaining cash flow can be used to purchase additional loans expires April 2018.

(2)
On February 14, 2017, the maturity date was extended to February 2020 and the credit limit was increased to $150 million. The period during which new borrowings may be made under this debt facility expires in February 2019.

(3)	Maturity dates range from January 2017 through December 2018.

(4)	This debt facility was terminated in May 2016.

(5)	This debt facility was terminated in November 2016.

(6)	This debt facility was terminated in December 2016.

Certain of our loans held for investment are pledged as collateral for borrowings in our funding debt facilities. These loans totaled $886.4 million and $417.1 million as of December 31, 2016 and 2015, respectively. Our corporate debt facility is collateralized by substantially all of our assets.

During the three years ended December 31, 2016, the following significant activity took place related to our debt facilities:
ODAST Agreement
On May 8, 2014, ODAST entered into a $175 million securitization agreement with Deutsche Bank Securities (“Deutsche Bank”) as administrative agent. Of the total commitment, Deutsche Bank allowed for $156.7 million of Class A (primary group of lenders) asset backed notes and $18.3 million of Class B (subordinate group of lenders) asset backed notes. The agreement required pooled loans to be transferred from us to ODAST with a minimum aggregate principal balance of approximately $183.2 million. Class A and Class B commitments bore interest at 3.15% and 5.68%, respectively. Monthly payments of interest were due beginning June 17, 2014 and principal and interest were due beginning in June 2016. In May 2016, we voluntarily prepaid in full $175 million of funding debt outstanding in conjunction with entering into the ODAST II Agreement. The remaining unamortized deferred issuance costs related to the ODAST Agreement of $1.6 million were written-off and are included within Funding Costs.
PORT Agreement
On June 12, 2015, through a wholly-owned bankruptcy remote subsidiary, we entered into a $100 million revolving line of credit with Bank of America, N.A. ("PORT Agreement"). The facility bears interest at LIBOR plus 2.25%, and was to mature in June 2017. In December 2016, we voluntarily paid down the funding debt outstanding with this facility in conjunction with the entering into of the PORT II Agreement. The remaining unamortized deferred issuance costs related to the PORT Agreement of $0.2 million were written-off and are included within Funding Costs.
RAOD Agreement
On May 22, 2015, through a wholly-owned bankruptcy remote subsidiary, we entered into a $50 million revolving line of credit with SunTrust Bank ("RAOD Agreement"). The facility bears interest at LIBOR plus 3.00%, and matures in May 2017. On February 26, 2016, the RAOD Agreement was amended to increase the borrowing capacity from $50 million to $100 million.
ODAP Agreement
In August 2014, ODAP entered into a $75 million revolving line of credit with Jefferies Mortgage Funding, LLC ("ODAP Agreement"). On August 13, 2015, an amendment was made to the ODAP Agreement converting the Lenders’ obligation from a commitment to make revolving loans to ODAP of up to $75 million to an agreement under which the Lenders are allowed to make, on an uncommitted basis, revolving loans to ODAP of up to$100 million; extending the revolving termination date (i.e., the period during which ODAP is permitted to request the advance of revolving loans) by approximately one year to August 13, 2016 and the amortization period end date by approximately one year to August 13, 2017; increasing the borrowing advance rate; and various other changes. On November 25, 2015 ODAP terminated its existing asset-backed revolving debt facility and simultaneously entered into a new-asset backed revolving debt facility with substantially similar terms to the terminated facility. The note bore interest at 4% plus the greater of 1% or LIBOR. In August 2016, the revolving commitment period terminated. Subsequently, we voluntarily terminated the agreement in November 2016.
ODAC Agreement
In October 2013, ODAC entered into a $25 million revolving credit agreement (the “ODAC Agreement”). On January 2, 2014, ODAC entered into a second amendment of the ODAC Agreement increasing the financing limit of the ODAC Agreement from $25 million to $50 million bearing an interest rate of LIBOR plus 8.25%. On December 19, 2014 amendments were made to the ODAC Agreement to among other items, extend the commitment termination date to October 2016 to introduce the ability to use up to a specified portion of the ODAC facility for the financing our line of credit. On May 22, 2015, amendments were made to the ODAC Agreement to, among other items, extend the commitment termination date to May 2017 and to provide for the utilization of up to the entire ODAC facility solely for the financing of our line of credit. In addition to other changes, this facility is now exclusively used to our line of credit. On April 28, 2016, we amended the ODAC Agreement to increase the revolving commitment from an aggregate amount of $50 million to $75 million, increase the interest rate from LIBOR plus 8.25% to LIBOR plus 9.25%, increase in the borrowing base advance rate from 70% to 75% and make certain other related changes.
ODAST II Agreement
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
ODART Agreement
On September 15, 2014, we entered into an amendment of the ODART agreement which provided for, the increase of the total facility size from $111.8 million to $167.6 million, with the Class A commitments increased from $100 million to $150 million and the Class B commitments increased from $11.8 million to $17.6 million, the decrease in the Class A interest rate to the applicable cost of funds rate plus 3%, the decrease in the Class B interest rate to 7.25% plus the greater of 1% or LIBOR and the extensions of the commitment termination date of from August 16, 2015 to September 15, 2016.
On October 7, 2015 an amendment was made to the ODART Agreement which included an amendment for a decrease in Class A interest rate to the applicable cost of funds rate plus 2.25%, the extension of the commitment termination date of the ODART Agreement by approximately one year to September 15, 2017, the extension of the date on or prior to which early termination fees may be payable in the event of a termination or other permanent reduction of the revolving commitments by approximately one year to May 15, 2017, and the ability to make certain partial commitment terminations without early termination fees, the ability to use up to a specified portion of the facility for financing of our weekly pay term loans and, the termination of the Class B revolving lending commitment, the effect of which is to reduce the total facility capacity to $150 million; the termination was made at ODART's request and consented to by the Class B Revolving Lender. The ODART Second A&R Credit Agreement also contemplates the reintroduction, at ODART's election and administrative agent's consent, of one or more Class B Revolving

Lending resulting in Class B commitments up to $17.6 million, thereby potentially restoring the facility size to up to$167.6 million. The borrowing base advance rate for reintroduced Class B revolving loans is 95% and the interest rate will be LIBOR plus 7.00%.
On June 17, 2016 an amendment was made to the ODART Agreement, to reintroduce Class B revolving loans from the Class B Revolving Lender resulting in additional funding capacity of $12.4 million, thereby increasing the total revolving commitment from $150 million to $162.4 million, establishing a Class B interest rate equal to LIBOR plus 8%, a borrowing base advance rate for the Class B revolving loans of 92% and make certain other changes.
ODAF Agreement
On August 19, 2016, we, through a wholly-owned subsidiary, entered into a $100 million asset-backed revolving debt facility, or the ODAF Agreement. The commitment bears interest at LIBOR plus 7.25%, has a borrowing base advance rate of up to 80% and matures in August 2019.
PORT II Agreement
On December 8, 2016, we, through a wholly-owned subsidiary, entered into a $200 million (consisting of $125 million Class A commitments, with the Class A Lenders having the ability to, in their sole discretion and on an uncommitted basis, make additional Class A loans of up to $75 million) asset-backed revolving debt facility, or the PORT II Agreement. The commitment bears interest at a specified base rate, generally the daily CP rate, plus 2.25% (Class A), has a borrowing base advance rate of 83% and matures in December 2018. Concurrent with the closing of the PORT II revolving debt facility, we voluntarily prepaid in full funding debt outstanding from another asset-backed revolving debt facility, the PORT Agreement.
Square 1 Agreement
We amended and restated this revolving debt facility in November 2014 to (i) extend its maturity date to October 2015; (ii) decrease the interest rate to prime plus 1.25%, with a floor of 4.5% per annum; and (iii) increase our borrowing capacity to $20 million. On October 2, 2015 an amendment was made to the Square 1 Agreement which extended the date of maturity of our corporate revolving line of credit from October 2015 to October 2016, added a minimum monthly interest payment and modified certain financial and portfolio covenants. In November 2016 we amended the Square 1 Agreement to increase the revolving commitment from an aggregate amount of $20 million to $30 million while also extending the maturity to October 2018.
As of December 31, 2016, future maturities of our borrowings were as follows (in thousands):

2017	$306,238
2018	177,200
2019	225,000
2020	52,084
2021	—
Thereafter	—
Total	$760,522
9. Warrant Liability
In September 2014, in conjunction with a general marketing agreement, we issued a warrant to purchase shares of common stock (“common stock warrant”) to a strategic partner. As of December 31, 2016, the holder was entitled to purchase up to 1,985,846 shares of common stock for $10.66 per share. The number of exercisable shares is dependent upon performance conditions. The warrant is exercisable upon vesting through the earlier of ten years after issuance, September 29, 2024, or one year after the termination of the agreement. As the performance conditions are met, the common stock warrant will be recorded as a liability in our consolidated balance sheets and as sales and marketing expense in our consolidated statements of operations. The warrant liability will be adjusted to fair value each period and recognized in our consolidated statements of operations as warrant liability fair value adjustment. On September 30, 2016, a performance condition was not met and the right to purchase 220,650 shares associated with the warrant expired. The right to purchase the remaining shares of common stock associated with the warrant will expire on September 30, 2017 if certain other performance conditions are not met. For the years ended December 31, 2016 and 2015, no performance conditions had been met and therefore no expense or liability has been recorded.

10. Income Tax
Our financial statements include a total income tax expense of $0 on net losses of $85.5 million, $2.2 million and $18.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. A reconciliation of the difference between the provision for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31:

	2016	2015	2014
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
Change in valuation allowance	(36.5)%	(28.0)%	(35.7)%
Federal effect of change in state and local tax valuation allowance	2.5%	(6.0)%	1.7%
Income tax provision effective rate	—%	—%	—%

The significant components of our deferred tax asset were as follows as of December 31 (in thousands):

	2016	2015
Deferred tax assets relating to:
Net operating loss carryforwards	$25,880	$19,183
Loan loss reserve	40,897	20,231
Imputed interest income	800	729
Deferred rent	2,670	1,613
Miscellaneous items	174	5
Total gross deferred tax assets	70,421	41,761
Deferred tax liabilities:
Internally developed software	2,224	1,756
Property, equipment and software	6,747	4,613
Origination costs	7,417	3,394
Miscellaneous items	430	20
Total gross deferred tax liabilities	16,818	9,783
Deferred assets less liabilities	53,603	31,978
Less: valuation allowance	(53,603)	(31,978)
Net deferred tax asset	$—	$—
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
Deductions that are not deemed more likely than not to withstand examination by a taxing authority are considered to be "uncertain tax positions" as defined in ASC 740 Income Taxes. Prior to January 1, 2016, we had not recognized any uncertain tax positions. During the year ended December 31, 2015, we claimed deductions on our U.S. federal tax return for certain expenses related to our initial public offering that were validated at the level of substantial authority, but did not exceed the "more likely than not" threshold. We estimate the tax-effected exposure of these deductions to be approximately $2.2 million. These deductions did not result in any change to our tax payable or our provision for income taxes, both of which were $0 as of and for the year ended December 31, 2016. These deductions will increase our deferred tax asset as well as the corresponding valuation allowance. There will be no financial statement benefit derived from this additional deferred tax asset until such time as the valuation allowance is released.

Our net operating loss carryforwards for federal income tax purposes were approximately $69.7 million, $50.6 million and $57.2 million at December 31, 2016, 2015 and 2014, respectively, and, if not utilized, will expire at various dates beginning in 2029. State net operating loss carryforwards were $68.9 million, $49.8 million and $56.4 million at December 31, 2016, 2015 and 2014, respectively. Net operating loss carryforwards and tax credit carryforwards reflected above may be limited due to historical and future ownership changes.

11. Fair Value of Financial Instruments

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31 (in thousands):

	2016
Description	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$1,131	$1,131
Total assets	$—	$—	$1,131	$1,131

	2015
Description	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$3,489	$3,489
Total assets	$—	$—	$3,489	$3,489
There were no transfers between levels for the year ended December 31, 2016 or December 31, 2015.

The following tables presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurement as of December 31, 2016 and December 31, 2015:

	December 31, 2016
	Unobservable input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service(1)	0.09%	0.14%	0.11%
	Renewal rate	46.20%	56.54%	50.14%
	Default rate	10.32%	10.75%	10.48%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance.

	December 31, 2015
	Unobservable input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service(1)	0.09%	0.09%	0.09%
	Renewal rate	31.78%	53.21%	53.21%
	Default rate	6.43%	10.36%	10.00%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance.

Changes in certain of the unobservable inputs noted above may have a significant impact on the fair value of our servicing asset. The following table summarizes the effect adverse changes in estimate would have on the fair value of the servicing asset as of December 31, 2016 and December 31, 2015 given a hypothetical changes in default rate and cost to service (in thousands):

	December 31, 2016	December 31, 2015
	Servicing Assets
Default rate assumption:
Default rate increase of 25%	$(98)	$(145)
Default rate increase of 50%	$(188)	$(282)
Cost to service assumption:
Cost to service increase by 25%	$(60)	$(79)
Cost to service increase by 50%	$(120)	$(159)
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

	December 31, 2016
Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$890,283	$979,780	$—	$—	$979,780
Loans held for sale	373	394	—		394
Total assets	$890,656	$980,174	$—	$—	$980,174

Description
Liabilities:
Fixed-rate debt	$280,886	$275,200	$—	$—	$275,200
Total fixed-rate debt	$280,886	$275,200	$—	$—	$275,200

	December 31, 2015
Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$499,431	$545,740	$—	$—	$545,740
Loans held for sale	706	763	—		763
Total assets	$500,137	$546,503	$—	$—	$546,503

Description
Liabilities:
Fixed-rate debt	$194,624	$190,411	$—	$—	$190,411
Total fixed-rate debt	$194,624	$190,411	$—	$—	$190,411
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
12. Stock-Based Compensation and Employee Benefit Plans
Equity incentives are currently issued to employees and directors in the form of stock options and RSUs under our 2014 Equity Incentive Plan. Our 2007 Stock Option Plan was terminated in connection with our Initial Public Offering (IPO). Accordingly, no additional equity incentives are issuable under this plan although it continues to govern outstanding awards granted thereunder. Additionally, we offer an Employee Stock Purchase Plan through the 2014 Employee Stock Purchase Plan and a 401(k) plan to employees.
Options
The following table summarizes the assumptions used for estimating the fair value of stock options granted under our option plans for the years ended December 31:

	2016	2015	2014
Risk-free interest rate	1.40% - 2.54%	1.65 - 2.13%	1.02 - 2.08%
Expected term (years)	5.0 - 6.0	5.5 - 6.0	3.2 - 6.1
Expected volatility	46% - 54%	41 - 47%	35 - 59%
Dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$2.65	$5.70	$5.57

The following is a summary of option activity for the year ended December 31, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	10,711,321	$6.16	—	—
Granted	2,240,951	$5.81	—	—
Exercised	(559,034)	$0.57	—	—
Forfeited	(816,688)	$8.66	—	—
Expired	(150,254)	$11.75	—	—
Outstanding at December 31, 2016	11,426,296	$6.10	7.3	$18,928
Exercisable at December 31, 2016	6,891,188	$4.74	6.6	$17,103
Vested or expected to vest as of December 31, 2016	11,215,431	$6.07	7.3	$18,912
Total compensation cost related to nonvested option awards not yet recognized as of December 31, 2016 was $15.6 million and will be recognized over a weighted-average period of approximately 2.3. The aggregate intrinsic value of employee options exercised during the years ended December 31, 2016, 2015 and 2014 was $3.0 million, $10.8 million and $12.1 million, respectively.

Restricted Stock Units

The following table summarizes our activities of RSUs and PRSUs during the year ended December 31, 2016:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2016	1,853,452	$12.85
RSUs and PRSUs granted	3,105,312	$6.48
RSUs vested	(434,978)	13.11
RSUs forfeited/expired	(635,018)	$9.60
Unvested at December 31, 2016	3,888,768	$8.46
Expected to vest after December 31, 2016	3,656,537	$8.95

During the year ended December 31, 2016, in addition to granting RSUs, we also granted 194,207 PRSUs with a grant date fair value of $5.95. For each of the three annual performance periods, one-third (1/3) of the total PRSUs may vest depending upon achievement of performance-based targets. Participants have the ability to earn up to 150% of the baseline award based on certain levels of achievement in excess of the relevant target performance level or could earn less than the baseline award, or nothing at all, based on certain levels of achievement below the relevant target performance level. Measurement of performance is based on a 12-month period ending June 30 of each year. Performance goals have yet to be established for the twelve-month performance periods ending June 30, 2018 and June 30, 2019.

As of December 31, 2016, there was $23.4 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 3.0 years.

Employee Stock Purchase Plan

As of December 31, 2016, there was $0.3 million of unrecognized compensation expense related to the ESPP.

The assumptions used to calculate our Black-Scholes-Merton Option Pricing Model for each stock purchase right granted under the ESPP were as follows or the year ended December 31:

	2016	2015	2014
Risk-free interest rate	0.39%	0.27%	0.17%
Expected term (years)	0.50	0.50	0.75
Expected volatility	52%	42%	42%
Dividend yield	—%	—%	—%
Stock-based compensation expense related to stock options, RSUs, PRSUs and ESPP are included in the following line items in our accompanying consolidated statements of operations for the year ended December 31 (in thousands):

	2016	2015	2014
Sales and marketing	$4,002	$3,081	$686
Technology and analytics	3,199	2,351	539
Processing and servicing	1,092	775	219
General and administrative	7,622	5,375	1,398
Total	$15,915	$11,582	$2,842

401(k) Plan
We maintain a 401(k) defined contribution plan that covers substantially all of our employees. Participants may elect to contribute their annual compensation up to the maximum limit imposed by federal tax law. During the years ended December 31, 2016, 2015 and 2014 we had $1.4 million, $1.0 million, and $0.3 million in employer related match expense, respectively.

13. Commitments and Contingencies
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
During 2014 and 2015, we amended the lease of our corporate headquarters in New York City (as amended, “New York Lease”) to extend the term of the lease and rent additional space. We will occupy additional spaces under the New York Lease incrementally, as spaces becomes available, at which time we will incur additional rent payments. For all spaces delivered to us under the New York Lease as of December 31, 2016, our average monthly fixed rent payment will be approximately $0.5 million, subject to escalations. We are entitled to rent credits aggregating $3.8 million and a tenant improvement allowance not to exceed $5.8 million for all spaces delivered to us under the New York Lease as of December 31, 2016. The New York Lease is expected to terminate in December 2026.
In April 2015, we provided notice of termination to the landlord of one of our office spaces in Denver, Colorado (“Original Denver Lease”) resulting in a termination fee of $0.4 million, which was included in general and administrative expenses for the year ended December 31, 2015. The lease on that office space ("Original Denver Lease") expired in January 2016.
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

Rent expense incurred totaled $7 million, $4.3 million, and $2.1 million for the years ended December 31, 2016, 2015, and 2014.
Lease Commitments
At December 31, 2016, future minimum lease commitments under operating and capital leases, net of sublease income of $1.8 million, for the remaining terms of the operating leases were as follows (in thousands):

For the years ending December 31,
2017	$7,710
2018	8,117
2019	8,686
2020	8,951
2021	9,192
Thereafter	42,411
Total	$85,067

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
Concentrations of Revenue
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
14. Quarterly Financial Information (unaudited)
The following table contains selected unaudited financial data for each quarter of 2016 and 2015. The unaudited information should be read in conjunction with our financial statements and related notes included elsewhere in this report. We believe that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Gross revenues	81,829	77,371	69,502	62,615	67,599	67,398	63,312	56,458
Net revenue	16,260	32,333	28,857	31,456	42,299	46,033	43,015	28,312
Net income (loss)	(36,460)	(17,173)	(18,708)	(13,141)	(5,144)	3,507	4,748	(5,343)
Net loss attributable to common stockholders	(35,857)	(16,634)	(17,895)	(12,573)	(4,644)	3,733	4,980	(5,343)
Basic	(0.50)	(0.23)	(0.25)	(0.18)	(0.07)	0.05	0.07	(0.08)
Diluted	(0.50)	(0.23)	(0.25)	(0.18)	(0.07)	0.05	0.07	(0.08)

15. Subsequent events
Subsequent to December 31, 2016, we paid an aggregate of $13.5 million to purchase term loans that we previously sold to third parties.

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2016, 2015 and 2014

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions— Write offs	Balance at End of Period
	(in thousands)
Allowance for Loan Losses:
2016	53,311	149,963	7,270	(100,382)	110,162
2015	49,804	74,863	7,129	(78,485)	53,311
2014	19,443	67,432	2,567	(39,638)	49,804
Deferred tax asset valuation allowance:
2016	31,978	(24,209)	45,834	—	53,603
2015	26,090	(2,514)	8,402	—	31,978
2014	26,199	(5,826)	5,717	—	26,090

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 using the criteria established in  Internal Control - Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."
 Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2016, we made numerous changes to our internal control over financial reporting in preparation for and in connection with management’s annual assessment thereof, including designing and implementing new policies, procedures and controls, and preparing related documentation, in order to further improve and develop our internal control environment.  We believe that in the aggregate, these changes materially improved our internal control environment and contributed to the ability of our Chief Executive Officer and Chief Financial Officer to assess the effectiveness of our internal control over financial reporting.  Based on an evaluation and testing of these efforts, we determined that the previously identified significant deficiency related to information technology general controls has been remediated to the extent that it no longer constitutes a significant deficiency.  Other than the aforementioned items, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016, which we refer to as our 2017 Proxy Statement, and is incorporated herein by reference.
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
The information required by this item will be included under the captions “Executive Compensation” and under the subheadings “Board’s Role in Risk Oversight,” “Non-Employee Director Compensation,” “Outside Director Compensation Policy,” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and under the subheading “Potential Payments upon Termination or Change in Control” and “Equity Benefit and Stock Plans” under the heading “Executive Compensation” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Director Independence” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be included under the caption “Proposal Two: Ratification of Selection of Independent Registered Public Accountants” in the 2017 Proxy Statement and is incorporated herein by reference.

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
Date: March 2, 2017

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia Senior Vice President (Principal Accounting Officer)
Date: March 2, 2017
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

Signature	Title	Date

/s/ Noah Breslow	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2017
Noah Breslow

/s/ Howard Katzenberg	Chief Financial Officer (Principal Financial Officer)	March 2, 2017
Howard Katzenberg

/s/ Nicholas Sinigaglia	Senior Vice President (Principal Accounting Officer)	March 2, 2017
Nicholas Sinigaglia

/s/ David Hartwig	Director	March 2, 2017
David Hartwig

/s/ Daniel Henson	Director	March 2, 2017
Daniel Henson

/s/ Bruce P. Nolop	Director	March 2, 2017
Bruce P. Nolop

/s/ James D. Robinson	Director	March 2, 2017
James D. Robinson III

/s/ Jane J. Thompson	Director	March 2, 2017
Jane J. Thompson

/s/ Ronald F. Verni	Director	March 2, 2017
Ronald F. Verni

/s/ Neil E. Wolfson	Director	March 2, 2017
Neil E. Wolfson

Exhibit Index

Exhibit Number	Description	Filed / Incorporated by Reference from Form *	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	12/22/2014
3.2	Third Amended and Restated Bylaws	8-K	3.1	8/3/2016
4.1	Form of common stock certificate.	S-1	4.1	11/10/2014
4.2	Ninth Amended and Restated Investors’ Rights Agreement, dated March 13, 2014, by and among the Registrant and certain of its stockholders.	S-1	4.2	11/10/2014

4.3	Form of warrant to purchase common stock.	S-1	4.6	11/10/2014
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	10.1	11/10/2014
10.2+	Amended and Restated 2007 Stock Incentive Plan and forms of agreements thereunder.	S-1	10.2	11/10/2014
10.3+	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	10.3	12/4/2014
10.4+	2014 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	10.4	12/4/2014
10.5+	Employee Bonus Plan.	S-1	10.5	11/10/2014
10.6+	Outside Director Compensation Policy as amended through July 29, 2016.	Filed herewith.
10.7+	Confirmatory Employment Offer Letter between the Registrant and Noah Breslow dated October 30, 2014.	S-1	10.7	11/10/2014
10.8+	Confirmatory Employment Offer Letter between the Registrant and James Hobson dated November 7, 2014.	S-1	10.8	11/10/2014
10.9+	Confirmatory Employment Offer Letter between the Registrant and Howard Katzenberg dated November 3, 2014.	S-1	10.9	11/10/2014
10.10+	Form of Change in Control and Severance Agreement between the Registrant and Noah Breslow.	S-1	10.10	11/10/2014
10.11+	Form of Change in Control and Severance Agreement between the Registrant and other executive officers.	S-1	10.11	11/10/2014
10.12+	Form of Performance Unit Agreement	8-K	10.1	9/21/2016
10.13	Lease, dated September 25, 2012, by and between the Registrant and 1400 Broadway Associates L.L.C.	S-1	10.12	11/10/2014
10.13.1	Lease Modification Agreement, dated March 3, 2015, by and between Registrant and ESRT 1400 Broadway, L.P.	10-K	10.21	3/10/2015
10.14	Third Amended and Restated Credit Agreement, dated as of June 17, 2016, by and among OnDeck Account Receivables Trust 2013-1 LLC, as Borrower, the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as Administrative Agent for the Lenders and Collateral Agent for the Secured Parties, Deutsche Bank Trust Company Americas, as Paying Agent for the Lenders, and Deutsche Bank Securities, Inc., as Syndication Agent, Documentation Agent and Lead Arranger	10-Q	10.1	8/9/2016
10.15	Second Amended and Restated Loan and Security Agreement, dated March 21, 2011, by and among Small Business Asset Fund 2009 LLC, each Lender party thereto from time to time and Deutsche Bank Trust Company Americas, as amended January 10, 2014.	S-1	10.15	11/10/2014

10.16	Third Amended and Restated Credit Agreement, dated as of April 28, 2016, by and among On Deck Asset Company, LLC, as Borrower, the Lenders party thereto from time to time, WC 2014-1, LLC, as Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent and as Collateral Agent for the Secured Parties	10-Q	10.4	8/9/2016
10.17	Base Indenture, dated May 17, 2016, by and between OnDeck Asset Securitization Trust II LLC and Deutsche Bank Trust Company Americas	10-Q	10.2	8/9/2016
10.18	Series 2016-1 Indenture Supplement, dated May 17, 2016, by and between OnDeck Asset Securitization Trust II LLC and Deutsche Bank Trust Company Americas	10-Q	10.3	8/9/2016
10.19	Note Issuance and Purchase Agreement, dated as of November 25, 2015, by and among OnDeck Asset Pool, LLC, in its capacity as Issuer, the Purchasers party thereto from time to time, Jefferies Funding LLC, as Administrative Agent for the Purchasers, and Deutsche Bank Trust Company Americas, as Paying Agent and as Collateral Agent for the Secured Parties	10-K	10.19	3/3/2016
10.20	Form of Managed Applicant Commission Agreement between the Registrant and its funding advisors.	S-1	10.20	11/10/2014
10.21	Amended and Restated Credit Agreement, dated as of February 26, 2016, by and among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto from time to time, SunTrust Bank, as Administrative Agent for the Class A Revolving Lenders and Wells Fargo Bank, N.A., as Paying Agent and as Collateral Agent for the Secured Parties	10-Q	10.1	5/5/2016
10.22	Credit Agreement, dated August 19, 2016, by and among OnDeck Asset Funding I LLC, as Borrower, the Lenders party thereto from time to time, Ares Agent Services, L.P., as Administrative Agent for the Lenders and Collateral Agent for the Secured Parties and Wells Fargo Bank, N.A., as Paying Agent	10-Q	10.1	11/7/2016
10.23	Second Amended and Restated Loan and Security Agreement, dated June 30, 2016, by and among On Deck Capital, Inc., as Borrower, Pacific Western Bank, as Lender and ODWS, LLC, as Guarantor.	Filed herewith.
10.24
First Amendment to the Second Amended and Restated Loan and Security Agreement, dated October 11, 2016, by and among On Deck Capital, Inc., as Borrower, Pacific Western Bank, as Lender and ODWS, LLC, as Guarantor.
		Filed herewith.
10.25
Second Amendment to the Second Amended and Restated Loan and Security Agreement, dated November 17, 2016, by and among On Deck Capital, Inc., as Borrower, Pacific Western Bank, as Lender and ODWS, LLC, as Guarantor.
		Filed herewith.
10.26
Credit Agreement, dated as of December 8, 2016, by and among Prime OnDeck Receivable Trust II, LLC, as Borrower, the Lenders party thereto from time to time, Credit Suisse, AG, New York Branch, as Administrative Agent for the Class A Lenders, and Wells Fargo Bank, N.A., as Paying Agent and as Collateral Agent
		Filed herewith.
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