Form 10-Q
period 2017-03-31
On Deck Capital, Inc.
filed 2017-05-09
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
YES ☐ NO ☒
The number of shares of the registrant’s common stock outstanding as of May 2, 2017 was 72,483,584.

On Deck Capital, Inc.

PART I

Item 1.	Financial Statements (Unaudited)
ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$72,997	$79,554
Restricted cash	64,672	44,432
Loans held for investment	1,046,584	1,000,445
Less: Allowance for loan losses	(118,075)	(110,162)
Loans held for investment, net	928,509	890,283
Loans held for sale	1,046	373
Property, equipment and software, net	28,265	29,405
Other assets	18,411	20,044
Total assets	$1,113,900	$1,064,091
Liabilities and equity
Liabilities:
Accounts payable	$4,040	$5,271
Interest payable	2,610	2,122
Funding debt	788,039	726,639
Corporate debt	27,971	27,966
Accrued expenses and other liabilities	30,562	38,496
Total liabilities	853,222	800,494
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 75,702,243 and 74,801,825 shares issued and 72,466,376 and 71,605,708 outstanding at March 31, 2017 and December 31, 2016, respectively.	379	374
Treasury stock—at cost	(6,902)	(6,697)
Additional paid-in capital	482,566	477,526
Accumulated deficit	(222,357)	(211,299)
Accumulated other comprehensive loss	(159)	(379)
Total On Deck Capital, Inc. stockholders' equity	253,527	259,525
Noncontrolling interest	7,151	4,072
Total equity	260,678	263,597
Total liabilities and equity	$1,113,900	$1,064,091
The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenue:
Interest income	$87,111	$53,479
Gain on sales of loans	1,484	7,111
Other revenue	4,297	2,025
Gross revenue	92,892	62,615
Cost of revenue:
Provision for loan losses	46,180	25,437
Funding costs	11,277	5,722
Total cost of revenue	57,457	31,159
Net revenue	35,435	31,456
Operating expense:
Sales and marketing	14,819	16,548
Technology and analytics	15,443	14,087
Processing and servicing	4,535	4,215
General and administrative	11,887	9,709
Total operating expense	46,684	44,559
Loss from operations	(11,249)	(13,103)
Other expense:
Interest expense	(353)	(38)
Total other expense	(353)	(38)
Loss before provision for income taxes	(11,602)	(13,141)
Provision for income taxes	—	—
Net loss	(11,602)	(13,141)
Net loss attributable to noncontrolling interest	544	568
Net loss attributable to On Deck Capital, Inc. common stockholders	$(11,058)	$(12,573)
Net loss per share attributable to On Deck Capital, Inc. common shareholders:
Basic and diluted	$(0.15)	$(0.18)
Weighted-average common shares outstanding:
Basic and diluted	71,854,287	70,366,877

Comprehensive loss:
Net loss	$(11,602)	$(13,141)
Other comprehensive loss:
Foreign currency translation adjustment	400	519
Comprehensive loss	(11,202)	(12,622)
Comprehensive loss attributable to noncontrolling interests	(180)	(232)
Net loss attributable to noncontrolling interest	544	568
Comprehensive loss attributable to On Deck Capital, Inc. common stockholders	$(10,838)	$(12,286)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(11,602)	$(13,141)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	46,180	25,437
Depreciation and amortization	2,596	2,078
Amortization of debt issuance costs	797	693
Stock-based compensation	3,491	3,752
Amortization of net deferred origination costs	11,883	7,381
Changes in servicing rights, at fair value	701	1,775
Gain on sales of loans	(1,484)	(7,111)
Unfunded loan commitment reserve	119	(1,073)
Gain on extinguishment of debt	(229)	(300)
Changes in operating assets and liabilities:
Other assets	1,120	(2,994)
Accounts payable	(1,231)	2,822
Interest payable	488	188
Accrued expenses and other liabilities	(8,053)	(877)
Originations of loans held for sale	(33,042)	(111,878)
Capitalized net deferred origination costs of loans held for sale	(911)	(3,585)
Proceeds from sale of loans held for sale	33,326	112,859
Principal repayments of loans held for sale	722	3,823
Net cash provided by operating activities	44,871	19,849
Cash flows from investing activities
Change in restricted cash	(20,240)	5,772
Purchases of property, equipment and software	(145)	(4,846)
Capitalized internal-use software	(1,219)	(1,270)
Originations of term loans and lines of credit, excluding rollovers into new originations	(469,913)	(390,149)
Proceeds from sale of loans held for investment	10,008	17,049
Payments of net deferred origination costs	(12,314)	(9,845)
Principal repayments of term loans and lines of credit	389,976	249,237
Other	—	(201)
Purchase of loans	(13,518)	—
Net cash used in investing activities	(117,365)	(134,253)
Cash flows from financing activities
Investments by noncontrolling interests	3,443	—
Purchase of treasury shares	(205)	—
Proceeds from exercise of stock options and warrants	195	125
Issuance of common stock under employee stock purchase plan	1,246	1,487
Proceeds from the issuance of funding debt	66,119	110,950
Payments of debt issuance costs	(2,488)	(184)
Repayments of funding debt principal	(2,794)	(21,419)
Net cash provided by (used in) financing activities	65,516	90,959

	Three Months Ended March 31,
	2017	2016
Effect of exchange rate changes on cash and cash equivalents	421	466
Net decrease in cash and cash equivalents	(6,557)	(22,979)
Cash and cash equivalents at beginning of period	79,554	159,822
Cash and cash equivalents at end of period	$72,997	$136,843
Supplemental disclosure of other cash flow information
Cash paid for interest	$10,257	$4,109
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$92	$334
Unpaid principal balance of term loans rolled into new originations	$70,059	$67,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
On Deck Capital, Inc.’s principal activity is providing financing to small businesses located throughout the United States as well as Canada and Australia, through term loans and lines of credit. We use technology and analytics to aggregate data about a small business and then quickly and efficiently analyze the creditworthiness of the business using our proprietary credit-scoring model. We originate most of the loans in our portfolio and also purchase loans from our issuing bank partner. We subsequently transfer most of loans into one of our wholly-owned subsidiaries or sell them through OnDeck Marketplace®.
Basis of Presentation and Principles of Consolidation
We prepare our condensed consolidated financial statements and footnotes in accordance with accounting principles generally accepted in the United States of America, or GAAP as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC. All intercompany transactions and accounts have been eliminated in consolidation. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. When used in these notes to condensed consolidated financial statements, the terms "we," "us," "our" or similar terms refers to On Deck Capital, Inc. and its consolidated subsidiaries.
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
Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. We adopted the new standard effective January 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements and no prior period amounts were adjusted.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue Recognition, which creates ASC 606, Revenue from Contracts with Customers, and supersedes ASC 605, Revenue Recognition. ASU 2014-09 requires revenue to be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services and also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows from customer contracts. The new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which makes amendments to the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction and impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which makes amendments to the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which makes amendments to the new revenue standard regarding assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at the time of transition to the new standard. Each amendment has the same effective date and transition requirements as the new revenue recognition standard. We completed our initial assessment of the impact of the new revenue standard noting that revenue generated in accordance with ASC 310, Receivables, and ASC 860, Transfers and Servicing, is explicitly excluded from the scope of ASC 606. Accordingly, we have concluded that our interest income, gains on loan sales and loan servicing income will not be affected by the adoption of ASC 606. Marketing fees from our issuing bank partner will be within the scope of ASC 606. However, we believe that ASC 606 will have little, if any, impact on the timing and amount of revenue recognition as compared to the current standard. We will adopt the requirements of the new standard effective January 1, 2018 and intend to apply the modified retrospective method of adoption with the cumulative effect of adoption, if material, recognized at the date of initial application.
In February 2016, the FASB issued ASU 2016-02, Leases, which creates ASC 842, Leases, and supersedes ASC 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The new standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. We are currently assessing the impact that the adoption of this standard will have on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 will change the impairment model and how entities measure credit losses for most financial assets. The standard requires entities to use the new expected credit loss impairment model which will replace the incurred loss model used today. The new standard will be effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted, but not prior to December 15, 2018. We are currently assessing the impact that the adoption of this standard will have on our consolidated financial statements.
2. Net Loss Per Common Share
Basic and diluted net loss per common share is calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(11,602)	$(13,141)
Less: net loss attributable to noncontrolling interest	544	568
Net loss attributable to On Deck Capital, Inc. common stockholders	$(11,058)	$(12,573)
Denominator:
Weighted-average common shares outstanding, basic and diluted	71,854,287	70,366,877
Net loss per common share, basic and diluted	$(0.15)	$(0.18)

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given our net losses. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2017	2016
Anti-Dilutive Common Share Equivalents
Warrants to purchase common stock	22,000	22,000
Restricted stock units	3,487,022	3,029,299
Stock options	10,056,752	10,714,645
Employee stock purchase program	51,491	43,617
Total anti-dilutive common share equivalents	13,617,265	13,809,561

The weighted-average exercise price for warrants to purchase 2,007,846 shares of common stock was $10.70 as of March 31, 2017. For the three months ended March 31, 2017, and 2016 a warrant to purchase 1,985,846 and 2,206,496 shares of common stock, respectively, was excluded from anti-dilutive common share equivalents as performance conditions had not been met.

3. Loans Held for Investment and Allowance for Loan Losses
Loans held for investment consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Term loans	$903,763	$864,066
Lines of credit	122,395	116,385
Total unpaid principal balance	1,026,158	980,451
Net deferred origination costs	20,426	19,994
Total loans held for investment	$1,046,584	$1,000,445
In the first quarter of 2017, we paid $13.5 million to purchase term loans that we previously sold to a third party which are included in the unpaid principal balance of loans held for investment.
We include both loans we originate and loans funded by our issuing bank partners and later purchased by us as part of our originations. During the three months ended March 31, 2017 and 2016, we purchased such loans from our issuing bank partner in the amount of $145.0 million and $103.6 million, respectively.

The activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$110,162	$53,311
Provision for loan losses	46,180	25,437
Loans charged off	(40,884)	(18,518)
Recoveries of loans previously charged off	2,617	1,477
Allowance for loan losses at end of period	$118,075	$61,707
When loans are charged-off, we may continue to attempt to recover amounts from the respective borrowers and guarantors, or pursue our rights through formal legal action. Alternatively, we may sell such previously charged-off loans to a third-party debt collector.  The proceeds from these sales are recorded as a component of the recoveries of loans previously charged off. For the three months ended March 31, 2017 and 2016, previously charged-off loans sold accounted for $1.9 million and $1.0 million, respectively, of recoveries of loans previously charged off.
As of March 31, 2017 and December 31, 2016, our credit exposure related to the undrawn line of credit balances was $176.7 million and $164.5 million, respectively. The related reserve on unfunded loan commitments was $4.0 million and $3.9 million as of March 31, 2017 and December 31, 2016, respectively. Net adjustments to the accrual for unfunded loan commitments are included in general and administrative expenses.
The following table contains information, on a combined basis, regarding the unpaid principal balance of loans we originated and the amortized cost of loans purchased from third parties other than our issuing bank partner related to non-delinquent, paying and non-paying delinquent loans as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Non-delinquent loans	$922,921	$890,297
Delinquent: paying (accrual status)	56,657	36,073
Delinquent: non-paying (non-accrual status)	46,580	54,081
Total	$1,026,158	$980,451
The portion of the allowance for loan losses attributable to non-delinquent loans was $64.9 million and $59.5 million as of March 31, 2017 and December 31, 2016, respectively, while the portion of the allowance for loan losses attributable to delinquent loans was $53.2 million and $50.7 million as of March 31, 2017 and December 31, 2016, respectively.

The following table shows an aging analysis of the unpaid principal balance related to loans held for investment by delinquency status as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
By delinquency status:
Non-delinquent loans	$922,921	$890,297
1-14 calendar days past due	23,340	25,899
15-29 calendar days past due	17,568	15,990
30-59 calendar days past due	28,503	22,677
60-89 calendar days past due	20,676	13,952
90 + calendar days past due	13,150	11,636
Total unpaid principal balance	$1,026,158	$980,451
4. Servicing Rights
As of March 31, 2017 and December 31, 2016, we serviced term loans owned by others with a remaining unpaid principal balance of $196.0 million and $222.0 million, respectively. During the three months ended March 31, 2017 and 2016, we sold through OnDeck Marketplace loans with an unpaid principal balance of $41.1 million and $120.2 million, respectively.
For the three months ended March 31, 2017 and 2016, we earned $0.3 million and $0.4 million of servicing revenue, respectively.
The following table summarizes the activity related to the fair value of our servicing assets for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Fair value at the beginning of period	$1,131	$3,489
Addition:
Servicing resulting from transfers of financial assets	430	933
Changes in fair value:
Other changes in fair value (1)	(701)	(1,775)
Fair value at the end of period (Level 3)	$860	$2,647
  ___________
(1) Represents changes due to collection of expected cash flows through March 31, 2017 and 2016.

5. Debt
The following table summarizes our outstanding debt as of March 31, 2017 and December 31, 2016 (in thousands):

Description	Type	Maturity Date	Weighted Average Interest Rate at March 31, 2017	March 31, 2017	December 31, 2016
Funding Debt:
ODAST II Agreement	Securitization Facility	May 2020 (1)	4.7%	250,000	250,000
ODART Agreement	Revolving	March 2019	3.5%	162,353	133,767
RAOD Agreement	Revolving	May 2017	3.9%	99,985	99,985
ODAF I Agreement	Revolving	February 2020	8.0%	112,500	100,000
ODAC Agreement	Revolving	May 2017 (2)	10.2%	68,252	65,486
PORT II Agreement	Revolving	December 2018	3.7%	74,664	52,397
Other Agreements	Various	Various (3)	Various	27,864	30,887
				795,618	732,522
Deferred Debt Issuance Cost				(7,579)	(5,883)
Total Funding Debt				788,039	726,639

Corporate Debt:
Square 1 Agreement	Revolving	October 2018	5.3%	28,000	28,000
Deferred Debt Issuance Cost				(29)	(34)
Total Corporate Debt				27,971	27,966

(1)	The period during which remaining cash flow can be used to purchase additional loans expires April 2018.

(2)	Subsequent to March 31, 2017, the maturity date was extended to May 3, 2019 as described below.

(3)	Maturity dates range from April 2017 through December 2018.

Certain of our loans held for investment are pledged as collateral for borrowings in our funding debt facilities. These loans totaled $965.2 million and $886.4 million as of March 31, 2017 and December 31, 2016, respectively. Our corporate debt facility is collateralized by substantially all of our assets.

ODAF I Agreement
On February 14, 2017, we entered into an amendment of the ODAF I Agreement which provided for an increase in the Lenders' revolving commitment from an aggregate amount of $100 million to $150 million, the extension of the revolving commitment termination date by approximately six months to February 14, 2019, and various technical, definitional, conforming and other changes.
ODART Agreement
On March 20, 2017, we entered into an amendment and restatement of the ODART Agreement which provided for a $50,000,000 increase in the maximum amount of the Class A revolving loans and an increase up to $1,765,000 in the maximum amount of the Class B revolving loans, thereby increasing the total facility size up to $214,118,000, an extension of the revolving commitment period during which ODART may utilize funding capacity under the Deutsche Bank Facility to March 20, 2019, a borrowing base advance rate for the Class A revolving loans of 85% and a borrowing base advance rate for the Class B revolving loans of 91%; and various technical, definitional, conforming and other changes.

ODAC Agreement
On May 4, 2017, we renewed the ODAC facility with amended terms, which provide for an increase in the revolving commitments from $75,000,000 to $100,000,000 and an extension of the revolving commitment period to May 3, 2019. The interest rate decreased to LIBOR (minimum of 0.75%) + 7.25% from LIBOR (minimum of 0.0%) + 9.25% and the advance rate increased from 75% to 85%.

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
Description	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$860	$860
Total assets	$—	$—	$860	$860

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$1,131	$1,131
Total assets	$—	$—	$1,131	$1,131
There were no transfers between levels for the three months ended March 31, 2017 or December 31, 2016.

The following tables presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurement as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Unobservable input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service(1)	0.09%	0.13%	0.11%
	Renewal rate	41.14%	55.79%	50.86%
	Default rate	10.21%	10.69%	10.37%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance.

	December 31, 2016
	Unobservable input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service(1)	0.09%	0.14%	0.11%
	Renewal rate	46.20%	56.54%	50.14%
	Default rate	10.32%	10.75%	10.48%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance.

Changes in certain of the unobservable inputs noted above may have a significant impact on the fair value of our servicing asset. The following table summarizes the effect adverse changes in estimate would have on the fair value of the servicing asset as of March 31, 2017 and December 31, 2016 given hypothetical changes in default rate and cost to service (in thousands):

	March 31, 2017	December 31, 2016
	Servicing Assets
Default rate assumption:
Default rate increase of 25%	$(91)	$(98)
Default rate increase of 50%	$(175)	$(188)
Cost to service assumption:
Cost to service increase by 25%	$(58)	$(60)
Cost to service increase by 50%	$(116)	$(120)
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

	March 31, 2017
Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$928,509	$1,017,420	$—	$—	$1,017,420
Loans held for sale	1,046	1,105	—		1,105
Total assets	$929,555	$1,018,525	$—	$—	$1,018,525

Description
Liabilities:
Fixed-rate debt	$277,864	$270,304	$—	$—	$270,304
Total fixed-rate debt	$277,864	$270,304	$—	$—	$270,304

	December 31, 2016
Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$890,283	$979,780	$—	$—	$979,780
Loans held for sale	373	394	—		394
Total assets	$890,656	$980,174	$—	$—	$980,174

Description
Liabilities:
Fixed-rate debt	$280,886	$275,200	$—	$—	$275,200
Total fixed-rate debt	$280,886	$275,200	$—	$—	$275,200
The following techniques and assumptions are used in estimating fair value:
Loans held for investment and loans held for sale - Fair value is based on discounted cash flow models which contain certain unobservable inputs such as discount rate, renewal rate and default rate.
Fixed-rate debt - Our ODAST II Agreement and certain other agreements are considered fixed-rate debt. Fair value of our fixed-rate debt is based on a discounted cash flow model with an unobservable input of discount rate. For our variable rate debt, carrying value approximates fair value.

7. Noncontrolling Interest
The following tables summarize changes in equity, including the equity attributable to noncontrolling interests, for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31, 2017
	On Deck Capital, Inc.'s stockholders' equity	Noncontrolling interest	Total
Balance as of January 1, 2017	$259,525	$4,072	$263,597
Net income (loss)	(11,058)	(544)	(11,602)
Stock based compensation	3,309	—	3,309
Exercise of options and warrants	195	—	195
Employee stock purchase plan	1,541	—	1,541
Cumulative translation adjustment	220	180	400
Purchase of shares for treasury	(205)	—	(205)
Investments by noncontrolling interests	—	3,443	3,443
Balance at March 31, 2017	253,527	7,151	260,678

Comprehensive loss:
Net loss	(11,058)	(544)	(11,602)
Other comprehensive income (loss):
Foreign currency translation adjustment	220	180	400
Comprehensive income (loss):	$(10,838)	$(364)	$(11,202)

	Three Months Ended March 31, 2016
	On Deck Capital, Inc.'s stockholders' equity	Noncontrolling interest	Total
Balance as of January 1, 2016	$322,813	$6,609	$329,422
Net income (loss)	(12,573)	(568)	(13,141)
Stock based compensation	3,752	—	3,752
Exercise of options and warrants	129	—	129
Employee stock purchase plan	2,063	—	2,063
Cumulative translation adjustment	287	232	519
Balance at March 31, 2016	316,471	6,273	322,744

Comprehensive loss:
Net loss	(12,573)	(568)	(13,141)
Other comprehensive income (loss):
Foreign currency translation adjustment	287	232	519
Comprehensive income (loss):	$(12,286)	$(336)	$(12,622)

8. Stock-Based Compensation
Options
The following is a summary of option activity for the three months ended March 31, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	11,426,296	$6.10	—	—
Granted	—	$—	—	—
Exercised	(600,209)	$1.16	—	—
Forfeited	(577,946)	$8.76	—	—
Expired	(191,389)	$12.09	—	—
Outstanding at March 31, 2017	10,056,752	$6.13	7.1	$18,611
Exercisable at March 31, 2017	6,569,100	$5.06	6.4	$17,224
Vested or expected to vest as of March 31, 2017	9,902,035	$6.10	7.1	$18,597
Total compensation cost related to nonvested option awards not yet recognized as of March 31, 2017 was $11.7 million and will be recognized over a weighted-average period of approximately 2.1 years. The aggregate intrinsic value of employee options exercised during the three months ended March 31, 2017 and 2016 was $2.3 million and $0.9 million respectively.

Restricted Stock Units

The following table summarizes our activities of RSUs and PRSUs during the three months ended March 31, 2017:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	3,888,768	$8.46
RSUs and PRSUs granted	168,551	$4.87
RSUs vested	(97,033)	7.93
RSUs forfeited/expired	(473,264)	$9.03
Unvested at March 31, 2017	3,487,022	$8.00
Expected to vest after March 31, 2017	3,366,984	$8.62

As of March 31, 2017, there was $19.4 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 2.8 years.
Stock-based compensation expense related to stock options, RSUs, PRSUs and ESPP are included in the following line items in our accompanying condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Sales and marketing	$771	$888
Technology and analytics	783	757
Processing and servicing	173	343
General and administrative	1,764	1,764
Total	$3,491	$3,752

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

10. Subsequent Events
In May 2017, we announced an additional workforce reduction as part of a cost rationalization program involving both layoffs and actual and scheduled attrition. Together with our workforce reduction and attrition announced in February 2017, the combined reduction is expected to be approximately 27% of total headcount as of December 31, 2016. We estimate that the reduction in force will result in a second quarter 2017 charge of approximately $3.5 million.

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
Important factors that could cause or contribute to such differences include risks relating to: our ability to attract potential customers to our platform and broaden our distribution capabilities and offerings; the degree to which potential customers apply for loans, are approved and borrow from us; anticipated trends, growth rates, loan originations, volume of loans sold and challenges in our business and in the markets in which we operate; the ability of our customers to repay loans and our ability to accurately assess creditworthiness; our ability to adequately reserve for loan losses; the impact of our decision to tighten credit policies; our liquidity and working capital requirements, including the availability and pricing of new debt facilities, extensions and increases to existing debt facilities, increases in our corporate line of credit, securitizations and OnDeck Marketplace® sales to fund our existing operations and planned growth, including the consequences of having inadequate resources to fund additional loans or draws on lines of credit; our reliance on our third-party service providers and the effect on our business of originating loans without third-party funding sources; the impact of increased utilization of cash or incurred debt to fund originations; the effect on our business of utilizing cash for voluntary loan purchases from third parties; the effect on our business of the current credit environment and increases in interest rate benchmarks; our continuing compliance measures related to our funding advisor channel and their impact; changes in our product distribution channel mix and/or our funding mix; our ability to anticipate market needs and develop new and enhanced offerings to meet those needs; anticipated interest rate increases and origination fees on loans; maintaining and expanding our customer base; the impact of competition in our industry and innovation by our competitors; our anticipated and unanticipated growth and growth strategies, including the possible introduction of new types of loans and possible expansion into new international markets, and our ability to effectively manage that growth; our reputation and possible adverse publicity about us or our industry; the availability and cost of our funding, including challenges faced by the expiration of existing debt facilities; the impact on our business of funding loans from our cash reserves; locating funding sources for new types of loans that are ineligible for funding under our existing credit or securitization facilities and the possibility of reducing originations of these loan types; the effect of potential selective pricing increases; our expected utilization of OnDeck Marketplace and the available OnDeck Marketplace premiums; our failure to anticipate or adapt to future changes in our industry; our ability to hire and retain necessary qualified employees; the lack of customer acceptance or failure of our loans; our ability to offer loans to our small business customers that have terms that are competitive with alternative sources of capital; our ability to issue new loans to existing customers that seek additional capital; the evolution of technology affecting our offerings and our markets; our compliance with applicable local, state and federal and non-U.S. laws, rules and regulations and their application and interpretation, whether existing, modified or new; our ability to adequately protect our intellectual property; the effect of litigation or other disputes to which we are or may be a party; the increased expenses and administrative workload associated with being a public company; failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; the estimates and estimate methodologies used in preparing our consolidated financial statements; the future trading prices of our common stock, the impact of securities analysts’ reports and shares eligible for future sale on these prices; our ability to prevent or discover security breaks, disruption in service and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of our platform or adversely impact our ability to service our loans; and other risks, including those described in  Part I - Item 1A. "Risk Factors" in our most recent Annual Report on Form 10-K and other documents that we file with the Securities and Exchange Commission, or SEC, from time to time which are available on the SEC website at www.sec.gov.
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

Overview
We are a leading online platform for small business lending. We are seeking to make it efficient and convenient for small businesses to access capital. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources to assess the creditworthiness of small businesses rapidly and accurately. Small businesses can apply for a term loan or line of credit on our website in minutes and, using our proprietary OnDeck Score®, we can make a funding decision immediately and, if approved, transfer funds as fast as the same day. Qualified customers may carry both a term loan and line of credit simultaneously which we believe provides additional repeat business as well as increased value to our customers. We have originated more than $6 billion of loans since we made our first loan in 2007. Our loan originations have increased at a compound annual growth rate of 28% from 2014 to 2016 and our origination volume for the three months ended March 31, 2017 was consistent with our originations volume for the three months ended March 31, 2016.
We generate the majority of our revenue through interest income and fees earned on the term loans we retain. Our term loans, which we offer in principal amounts ranging from $5,000 to $500,000 and with maturities of 3 to 36 months, feature fixed dollar repayments. Our lines of credit range from $6,000 to $100,000, and are generally repayable within six months of the date of the most recent draw. We earn interest on the balance outstanding and lines of credit are subject to a monthly fee unless the customer makes a qualifying minimum draw, in which case it may be waived under certain circumstances. The balance of our revenue comes from our servicing and other fee income, which primarily consists of fees we receive for servicing loans owned by third-parties and marketing fees from our issuing bank partner.
We rely on a diversified set of funding sources for the capital we lend to our customers. Our primary source of this capital has historically been debt facilities with various financial institutions. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. As of March 31, 2017, we had $795.6 million of funding debt principal outstanding and $942.0 million of total borrowing capacity under such debt facilities, subject to borrowing conditions. During the first quarter of 2017 and 2016, we sold approximately $42.0 million and $123.7 million, respectively, of loans to OnDeck Marketplace purchasers. Of our total principal outstanding as of March 31, 2017, including our loans held for investment and loans held for sale, plus loans sold to OnDeck Marketplace purchasers which had a balance remaining as of March 31, 2017, 12% were funded via OnDeck Marketplace purchasers, 58% were funded via our debt facilities, 25% were financed via proceeds raised from our securitization transaction and 5% were funded via our own equity.
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

	As of or for the Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Originations	$573,015	$569,663
Effective Interest Yield	33.9%	34.5%
Marketplace Gain on Sale Rate	3.5%	5.7%
Cost of Funds Rate	5.9%	5.5%
Provision Rate	8.7%	5.8%
Reserve Ratio	11.5%	9.5%
15+ Day Delinquency Ratio	7.8%	5.7%
Net Charge-off Rate	14.9%	11.2%
Net Interest Margin *	30.1%	31.3%
Net Interest Margin After Credit Losses (NIMAL) *	14.9%	20.1%
Adjusted Expense Ratio (AER) *	14.3%	17.6%
Adjusted Operating Yield (AOY) *	0.6%	2.5%
* See "Non-GAAP Financial Measures" below for an explanation of this non-GAAP measure and a reconciliation to the nearest GAAP measure.
Originations
Originations represent the total principal amount of the term loans we made during the period, plus the total amount drawn on lines of credit during the period. Many of our repeat term loan customers renew their term loan before their existing term loan is fully repaid. In accordance with industry practice, originations of such repeat term loans are presented as the full renewal loan principal, rather than the net funded amount, which would be the renewal term loan’s principal net of the unpaid principal balance on the existing term loan. Loans referred to, and originated by, our issuing bank partner and later purchased by us are included as part of our originations. Unless otherwise specified or the context otherwise requires, the term originations refers to the dollar amount of loans originated and not to the number of loans, which we refer to as units.
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
Adjusted Operating Yield (AOY)
Adjusted Operating Yield (AOY) represents our Net Interest Margin After Credit Losses (NIMAL) less the Adjusted Expense Ratio (AER).

On Deck Capital, Inc. and Subsidiaries
Consolidated Average Balance Sheets
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Assets
Cash and cash equivalents	$63,588	$124,493
Restricted cash	50,811	33,665
Loans held for investment	1,044,815	618,672
Less: Allowance for loan losses	(115,597)	(56,121)
Loans held for investment, net	929,218	562,551
Loans held for sale	856	11,941
Property, equipment and software, net	28,812	28,420
Other assets	19,717	22,678
Total assets	$1,093,002	$783,748
Liabilities and equity
Liabilities:
Accounts payable	$4,356	$4,724
Interest payable	2,298	832
Funding debt	763,833	419,286
Corporate debt	27,969	2,696
Accrued expenses and other liabilities	36,385	31,951
Total liabilities	834,841	459,489
Total On Deck Capital, Inc. stockholders' equity	253,345	317,941
Noncontrolling interest	4,816	6,318
Total equity	258,161	324,259
Total liabilities and equity	$1,093,002	$783,748

Memo:
Unpaid Principal Balance	$1,023,882	$608,125
Interest Earning Assets	$1,024,731	$619,721
Loans	$1,045,671	$630,613
Loans Under Management	$1,231,104	$939,785

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•	Adjusted EBITDA does not reflect interest associated with debt used for corporate purposes or tax payments that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not reflect the potential costs we would incur if certain of our warrants were settled in cash.
The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net loss	$(11,602)	$(13,141)
Adjustments:
Corporate interest expense	353	38
Income tax expense	—	—
Depreciation and amortization	2,596	2,078
Stock-based compensation expense	3,491	3,752
Adjusted EBITDA	$(5,162)	$(7,273)
Adjusted Net (Loss) Income
Adjusted Net (Loss) Income represents our net loss adjusted to exclude stock-based compensation expense and warrant liability fair value adjustment, each on the same basis and with the same limitations as described above for Adjusted EBITDA.
The following table presents a reconciliation of net loss to Adjusted Net (Loss) Income for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted Net (Loss) Income
Net loss	$(11,602)	$(13,141)
Adjustments:
Net loss attributable to noncontrolling interest	544	568
Stock-based compensation expense	3,491	3,752
Adjusted Net (Loss) Income	$(7,567)	$(8,821)

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

•	Funding cost does not reflect interest associated with debt used for corporate purposes.
The following table presents a reconciliation of interest income to Net Interest Margin for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Reconciliation of Interest Income to Net Interest Margin (NIM)
Interest income	$87,111	$53,479
Less: funding costs	(11,277)	(5,722)
Net interest income	75,834	47,757
Divided by: business days in period	62	62
Net interest income per business day	1,223	770
Multiplied by: average business days per year	252	252
Annualized net interest income	308,196	194,040
Divided by: average Interest Earning Assets	$1,024,731	$619,721
Net Interest Margin (NIM)	30.1%	31.3%

Net Interest Margin After Credit Losses (NIMAL)
Net Interest Margin After Credit Losses (NIMAL) is calculated as our business day adjusted annualized Net Interest Income After Credit Losses divided by average Interest Earning Assets. Net Interest Income After Credit Losses represents interest income less funding cost and net charge-offs during the period. Interest income is net of deferred costs and fees on loans held for investment and held for sale. Net deferred origination costs in loans held for investment and loans held for sale consist of deferred origination costs as offset by corresponding deferred origination fees. Deferred origination fees include fees paid up front to us by customers when loans are originated. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to loan origination. Funding cost is the interest expense, fees, and amortization of deferred debt issuance costs we incur in connection with our lending activities across all of our debt facilities. Net charge-offs are charged-off loans in the period, net of recoveries. Annualization is based on 252 business days per year, which is typical weekdays per year less U.S. Federal Reserve Bank holidays.

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

•	Funding cost does not reflect interest associated with debt used for corporate purposes.

The following table presents a reconciliation of interest income to Net Interest Margin After Credit Losses for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Reconciliation of Interest Income to Net Interest Margin After Credit Losses (NIMAL)
Interest income	$87,111	$53,479
Less: funding costs	(11,277)	(5,722)
Net interest income	75,834	47,757
Less: net charge-offs	(38,267)	(17,041)
Net interest income after credit losses	37,567	30,716
Divided by: business days in period	62	62
Net interest income after credit losses per business day	606	495
Multiplied by: average business days per year	252	252
Annualized net interest income after credit losses	152,712	124,740
Divided by: average Interest Earning Assets	$1,024,731	$619,721
Net Interest Margin After Credit Losses (NIMAL)	14.9%	20.1%
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

The following table presents a reconciliation of operating expense to Adjusted Expense Ratio for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Reconciliation of Operating Expense to Adjusted Expense Ratio (AER)
Operating expense	$46,684	$44,559
Less: stock based compensation	(3,491)	(3,752)
Operating expense (Ex. SBC)	43,193	40,807
Divided by: business days in period	62	62
Operating expense (Ex. SBC) per business day	697	658
Multiplied by: average business days per year	252	252
Operating expense (Ex. SBC)	175,644	165,816
Divided by: average Loans Under Management	$1,231,104	$939,785
Adjusted Expense Ratio (AER)	14.3%	17.6%
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

	Three Months Ended March 31,
	2017	2016

Adjusted Operating Yield (AOY) Reconciliation and Calculation
Net Interest Margin After Credit Losses (NIMAL)	14.9%	20.1%
Less: Adjusted Expense Ratio (AER)	(14.3)%	(17.6)%
Adjusted Operating Yield (AOY)	0.6%	2.5%

Key Factors Affecting Our Performance

Investment in Long-Term Growth
The core elements of our long-term growth strategy include acquiring new customers, broadening our distribution capabilities and product offerings, enhancing our data and analytics capabilities, and extending customer lifetime value. We plan to continue investing resources to accomplish these goals. In addition, we are likely changing our collections strategy to retain more and sell fewer charged-off loans, with the goal of achieving higher recoveries. These investments are intended to contribute to our long-term growth, but they may affect our near-term operating performance.
Originations
Historically, our growth in originations has been driven by the addition of new customers, increasing business from existing and previous customers, and increasing average loan size. In addition, during the first quarter of 2017, we continued to grow our line of credit originations, which made up 18.0% and 12.9% of total dollar originations during the first quarter of 2017 and 2016, respectively.
For the three months ended March 31, 2017, total originations were $573.0 million as compared to $569.7 million for the three months ended March 31, 2016 and $631.9 million for the three months ended December 31, 2016. The decrease in originations as compared to the three months ended December 31, 2016 was largely due to the tightening of our credit policies used to determine eligibility, pricing and loan size for certain customers which resulted in us offering smaller loans or declining to extend credit to certain customers. We decided to tighten our credit policies in order to better control credit risk, reduce our loss rates and increase our margins with the understanding that the tightening would reduce originations. As a result, we expect our originations to decrease in absolute dollars for the full year 2017 compared to the full year of 2016.
The number of weekends and holidays in a period can impact our business. Many small businesses tend to apply for loans on weekdays, and their businesses may be closed at least part of a weekend and on holidays. In addition, our loan fundings and automated customer loan repayments only occur on weekdays (excluding bank holidays).
We anticipate that our future originations will continue to depend in part on attracting new customers. As we continue to aggregate data on customers and prospective customers, we seek to use that data and our increasing knowledge to optimize our marketing spending to attract these customers as well as to continue to focus our analytics resources on better identifying potential customers. We have historically relied on all three of our channels for customer acquisition but remain increasingly focused on growing our direct and strategic partner channels. Collective originations through our direct and strategic partner channels made up 72% and 73% of total originations from all customers during the first quarter of 2017 and 2016, respectively. We plan to continue investing in direct marketing, sales, brand awareness and growing our strategic partnerships.

The following tables summarize the percentage of loans made to all customers originated by our three distribution channels for the periods indicated. From time to time, management is required to make judgments to determine customers' appropriate channel attribution.

	Three Months Ended March 31,
Percentage of Originations (Number of Loans)	2017	2016
Direct and Strategic Partner	77.2%	80.0%
Funding Advisor	22.8%	20.0%

	Three Months Ended March 31,
Percentage of Originations (Dollars)	2017	2016
Direct and Strategic Partner	71.5%	72.6%
Funding Advisor	28.5%	27.4%
We originate term loans and lines of credit to customers who are new to OnDeck as well as to repeat customers. New originations are defined as new term loan originations plus all line of credit draws in the period, including subsequent draws on existing lines of credit. Renewal originations include term loans only. We believe our ability to increase adoption of our loans within our existing customer base will be important to our future growth. A component of our future growth will include increasing the length of our customer life cycle by expanding our product offerings. During the first quarter of 2017 and 2016, originations from our repeat customers were 49% and 56%, respectively, of total originations to all customers. We expect the percentage of originations from repeat customers for the remainder of 2017 to decline from 2016 levels due to the impact of our credit tightening. We believe our significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in our types of loans and services. Repeat customers generally show improvements in several key metrics. From our 2014 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 31% and 59% from their initial loan to their third loan. Similarly, from our 2015 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 31% and 46%. In the first quarter of 2017, 25% percent of our origination volume from repeat customers was due to unpaid principal balance rolled from existing loans directly into such repeat originations. In order for a current customer to qualify for a new term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

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

	Three Months Ended March 31,
Percentage of Originations (Dollars)	2017	2016
New	51.1%	44.2%
Repeat	48.9%	55.8%
Credit Performance
Credit performance refers to how a portfolio of loans performs relative to expectations. Generally speaking, a loan with perfect credit performance is repaid in full and in accordance with the terms of the agreement, meaning that all amounts due were repaid in full and on time. However, no portfolio is without risk and a certain amount of losses are expected. In this respect, credit performance must be assessed relative to pricing and expectations. Because a certain degree of losses are expected, pricing will be determined with the goal of allowing for estimated losses while still generating the desired rate of return after taking into account those estimated losses. When a portfolio has higher than estimated losses, the desired rate of return may not be achieved and that portfolio would be considered to have underperformed. Conversely, if the portfolio incurred lower than estimated losses, resulting in a higher than expected rate of return, the portfolio would be considered to have overperformed.
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
As noted in our Annual Report on Form 10-K for the year ended December 31, 2016, in the fourth quarter of 2016, we recorded provision for loan loss expense of $55.7 million which included approximately $19 million of additional expense required to build our reserve based on our latest estimate at that time of losses for loans with original maturities of 15 months or longer. As a result, our provision rate for the three months ended December 31, 2016 was 10.2%. For the three months ended March 31, 2017 and 2016, our provision rate was 8.7% and 5.8%, respectively.
Our provision rate declined in the first quarter of 2017 relative to the fourth quarter of 2016 primarily due to the additional provision expense recorded in the fourth quarter of 2016 required to build the reserves to our latest estimate of losses at that time. Although we began tightening our credit policies during the first quarter of 2017, it was not in effect for the full quarter. As a result, the first quarter of 2017 Provision Rate of 8.7% remained elevated. Accordingly, we expect our Provision Rate for the remainder of 2017, taken as a whole, to be approximately 7%.

We believe that we have improved and will continue to improve our credit model to better measure the risk associated with longer term loans because we have been able to acquire and analyze additional data and will continue doing so in the future. We further believe that these improvements will ultimately benefit our underwriting decisions, pricing and credit performance with respect to these loans.
Pricing
Customer pricing is determined primarily based on the customer’s OnDeck Score, loan type (term loan or line of credit), the term loan duration, the customer type (new or repeat) and origination channel. Loans originated through the direct and strategic partner channels are generally priced lower than loans originated through the funding advisor channel due to the lower historical loss rates within the direct and strategic partner channels as well as the higher commissions paid to funding advisors.

Our customers generally pay between $0.003 and $0.04 per month in interest for every dollar they borrow under one of our term loans, with the actual amount typically driven by the length of term of the particular loan. Historically, our term loans have been primarily quoted in “Cents on Dollar,” or COD, while lines of credit are quoted in annual percentage rate, or APR. Given the use case and payback period associated with our shorter term loans, we believe many of our customers prefer to understand pricing on a “dollars in, dollars out” basis and are primarily focused on total payback cost.

“Cents on Dollar” borrowed reflects the total interest to be paid by a customer to us for each dollar of principal borrowed, and does not include the loan origination fee. As of March 31, 2017, the APRs of our term loans outstanding ranged from 7.3% to 98.3% and the APRs of our lines of credit outstanding ranged from 11.0% to 39.9%. Because many of our loans are short term in nature and APR is calculated on an annualized basis, we believe that small business customers tend to understand and evaluate term loans, especially those of a year or less, primarily on a COD borrowed basis rather than APR.  While annualized rates like APR may help a borrower compare loans of similar duration, especially for loans of 12 months or less, an annualized rate may be less useful because it is sensitive to duration. For loans of 12 months or less, small differences in loan term can yield large changes in the associated APR, which makes comparisons and understanding of total interest cost more difficult.

We believe that for such short-term loans, Cents on Dollar, or similar cost measures that provide total interest expense, give a borrower important information to understand and compare loans, and make an educated decision.  Despite these limitations, we continue to explore ways to increase standardization of pricing and comparison terms in our industry in order to help small business customers assess their credit options. During the fourth quarter of 2016, we adopted the SMART Box™ - which stands for “Straightforward Metrics Around Rate and Total cost,” a model pricing disclosure and comparison tool introduced by the Innovative Lending Platform Association, or ILPA, of which we are a founding member. The SMART Box presents prospective customers with several standardized pricing metrics to evaluate the cost of the term loan or line of credit, including the total cost of capital, APR, the average monthly payback amount, and the cents on dollar cost of the loan. We are providing APR data in this report as supplemental information for comparative purposes. APR is one of several metrics we use to measure performance. The interest on commercial business loans is also tax deductible as permitted by law compared to typical personal loans which do not provide a tax deduction. APR does not give effect to the small business customer’s possible tax deductions and cash savings associated with business related interest expenses.

We believe that our product pricing has historically fallen between traditional bank loans to small businesses and certain non-bank small business financing alternatives such as merchant cash advances. The weighted average pricing on our originations has generally declined over time as measured by both average COD borrowed per month and APR as shown in the table below.

	Q1 2017	Q4 2016	Q3 2016	Q2 2016	Q1 2016	2015	2014	2013	2012
Weighted Average Term Loan "Cents on Dollar" Borrowed, per Month	1.95¢	1.89¢	1.85¢	1.75¢	1.78¢	1.95¢	2.32¢	2.65¢	2.87¢
Weighted Average APR - Term Loans and Lines of Credit	44.0%	42.9%	42.1%	40.2%	40.6%	44.5%	54.4%	63.4%	69.0%
Weighted Average Term Loan Length at Origination	12.3	12.8	13.1	13.7	13.2	12.4	11.2	10.0	9.2

We attribute the declining pricing shift from 2012 through the second quarter of 2016 to longer average loan term lengths, increased originations from our lower cost direct and strategic partner channels as a percentage of total originations, the growth of our line of credit product which is priced at a lower APR level than our term loans, the introduction of our customer loyalty program and our continued efforts to pass savings on to customers. During the third quarter of 2016, we implemented selective price increases which began to increase our weighted average COD and weighted average APR. These price increases were more broadly adopted during the fourth quarter of 2016. During that same period, we reduced and plan to continue to reduce the average term length of loans at origination. While this reduction of term length may not directly affect COD, it does effectively increase APR. As demonstrated in the table above, these selective price increases raised annualized rates which contributed to the increase in our Effective Interest Yield as discussed below.
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
In addition to individual loan pricing and the number of days in a period, there are many other factors that can affect EIY, including:

•
Channel Mix - In general, loans originated from the direct and strategic partner channels have lower EIYs than loans from the funding advisor channel. This is primarily due to the lower pricing of loans in the direct and strategic partner channels, which reflect lower acquisition costs and lower loss rates compared to loans in the funding advisor channel.  The direct and strategic partner channels have, in the aggregate, made up 72% and 73% of total originations during the three months ended March 31, 2017, and 2016, respectively. We expect the combined direct and strategic partner channels', as well as the funding advisor channel's, percentage of originations in 2017 to remain generally comparable to 2016 levels.

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower EIYs, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher EIY loans because total payback is typically higher compared to a shorter length term for the same principal loan amount.  Since the introduction of our 24-month and 36-month term loans, the average length of new term loan originations increased to 13.3 from 11.8 months for the years ended December 31, 2016 and 2015, respectively. For the three months ended March 31, 2017, the average length of new term loan originations decreased to 12.4 months.

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

•
Product Mix - In general, loans originated by line of credit customers have lower EIYs than loans from term loan customers.  This is primarily due to the fact that lines of credit are expected to have longer lifetime usage than term loans, enabling more time to recoup upfront acquisition costs.  For the first quarter of 2017, the average line of credit APR was 32.2%, compared to the average term loan APR which was 45.3%. Further, draws by line of credit customers have increased to 18.0% of total originations in the first quarter of 2017 from 12.9% in 2016.

•
Competition - During 2015, new lenders entered the online lending market. Subsequent to 2015, we believe the number of new entrants into the market as well as the amount of funding invested in these competitors from private equity or venture capital sources slowed. At the same time, more traditional small business lenders such as banks have entered and may continue to enter the space. As these trends evolve, competitors may attempt to obtain new customers by pricing term loans and lines of credit below prevailing market rates. This could cause downward pricing pressure as these new entrants attempt to win new customers even at the cost of pricing loans below market rates, or even at rates resulting in net losses to them. While we recognize that there has been increased competition in the market of small business loans, we believe only a small portion of our period over period EIY decline is a result of increased competition.

Effective Interest Yield
Q1 2017	Q4 2016	Q3 2016	Q2 2016	Q1 2016	2015	2014	2013
33.9%	33.2%	32.8%	33.3%	34.5%	35.4%	40.3%	43.5%

We expect EIY to stabilize and possibly increase as we continue to manage the pricing of our loans to optimize between risk-adjusted yields and loan origination volume.

Sale of Whole Loans through OnDeck Marketplace
We sell whole loans to institutional investors through OnDeck Marketplace. Marketplace originations are defined as loans that are sold through OnDeck Marketplace in the period or are held for sale at the end of the period. For the three months ended March 31, 2017 and 2016, approximately 9.1% and 25.9%, respectively, of total term loan originations were designated as Marketplace originations, which resulted in loan sales of $42.0 million and $123.7 million, respectively.
We have the ability to fund our originations through a variety of funding sources, including OnDeck Marketplace. Due to the flexibility of our diversified funding model, management has the ability to exercise judgment to adjust the percentage of term loans originated through OnDeck Marketplace considering numerous factors including the prices available to us. During the three months ended March 31, 2017, premiums decreased as compared to the three months ended March 31, 2016 due, in part, to market conditions and the loan mix we elected to sell. The lower premiums available during the three months ended March 31, 2017 resulted in a Marketplace Gain on Sale Rate of 3.5% compared to 5.7% for the three months ended March 31, 2016. Despite these trends, we elected to make OnDeck Marketplace loan sales during the first quarter of 2017 to provide us an additional source of liquidity and to maintain active relationships with our institutional loan purchasers. If premiums remain steady or decrease further, we may further reduce our percentage of Marketplace originations, or potentially suspend such originations, subject to our overall financing needs.
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

The following table summarizes the initial principal of originations of the aforementioned two sources as it relates to the statement of cash flows during the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Originations of loans held for sale	33,042	111,878
Originations of loans held for investment, modified	9,204	16,364
Marketplace originations	42,246	128,242
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
Our CACs, on a combined basis for all three acquisition channels and evaluated as a percentage of originations, declined for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  The decrease was primarily attributable to a decline in CACs in our direct channel resulting from improvements in customer targeting, increased drawn balances of our customers' lines of credit, and increased average loan size. The decrease was partially offset by an increase in CACs in our funding advisor channel driven by an increase in originations from new customers which have a higher commission rate as compared to renewal customers. The CACs in our strategic partner channel remained relatively comparable to the first quarter of 2016.

Increased competition for customer response could require us to incur higher customer acquisition costs and make it more difficult for us to grow our loan originations in both unit and volume for both new as well as repeat customers.
Customer Lifetime Value
The ongoing lifetime value of our customers will be an important component of our future performance. We analyze customer lifetime value not only by tracking the “contribution” of customers over their lifetime with us, but also by comparing this contribution to the acquisition costs incurred in connection with originating such customers’ initial loans, whether term loan, lines of credit or both. We define the contribution to include the interest income and fees collected on a cohort of customers’ initial and repeat loans less acquisition costs for their repeat loans, estimated third party processing and servicing expenses for their initial and repeat loans, estimated funding costs (excluding any cost of equity capital) for their initial and repeat loans, and charge-offs of their initial and repeat loans. Relative to the customer lifetime value of the 2014 cohort, against like periods, the 2015 and 2016 cohorts generally exhibit lower return on investment due primarily to the decline in our weighted average pricing.
In the future, we may incur greater marketing expenses to acquire new customers, we may decide to offer term loans with lower interest rates, our charge-offs may increase and our customers’ repeat purchase behavior may change, any of which could adversely impact our customers’ lifetime values to us and our operating results.

Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by cohort. Net lifetime charge-offs are the unpaid principal balance charged off less recoveries of loans previously charged off, and a given cohort’s net lifetime charge-off ratio equals the cohort’s net lifetime charge-offs through March 31, 2017 divided by the cohort’s total original loan volume. Repeat loans in the denominator include the full renewal loan principal, rather than the net funded amount, which is the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment. Loans originated and charged off between January 1, 2012 and March 31, 2017 were on average charged off near the end of their loan term. The chart immediately below includes all term loan originations, regardless of funding source, including loans sold through our OnDeck Marketplace or held for sale on our balance sheet.

Net Charge-off Ratios by Cohort Through March 31, 2017

	2012	2013	2014	2015	Q1 2016	Q2 2016	Q3 2016	Q4 2016	Q1 2017
Principal Outstanding as of March 31, 2017	—%	—%	—%	1.1%	5.8%	16.4%	33.3%	61.5%	86.9%

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
Given that the originations in the first quarter of 2017 cohort are relatively unseasoned as of March 31, 2017, these cohorts reflect low lifetime charge-off ratios in each of the total loans chart below. Further, given our loans are typically charged off after 90 days of nonpayment, all cohorts reflect approximately 0% charge offs for the first four months in the chart below.

Net Cumulative Lifetime Charge-off Ratios
All Loans

Originations	2013	2014	2015	Q1 2016	Q2 2016	Q3 2016	Q4 2016	Q1 2017
All term loans (in thousands)	$455,931	$1,100,957	$1,703,617	$495,956	$506,097	$518,509	$531,287	$469,924
Weighted average term (months)	10.0	11.2	12.4	13.2	13.7	13.1	12.8	12.3
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

•
Funding Costs. Changes in macroeconomic conditions may affect generally prevailing interest rates, and such effects may be amplified or reduced by other factors such as fiscal and monetary policies, economic conditions in other markets and other factors. Interest rates may also change for reasons unrelated to economic conditions. To the extent that interest rates rise, our funding costs will increase and the spread between our Effective Interest Yield and our Cost of Funds Rate may narrow to the extent we cannot correspondingly increase the payback rates we charge our customers. We expect our Cost of Funds Rate to gradually move higher during the remainder of 2017 due to anticipated Federal Reserve interest rate increases.

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
Gain on Sales of Loans. We sell term loans to third-party institutional investors through OnDeck Marketplace. We recognize a gain or loss on the sale of such loans as the difference between the proceeds received, adjusted for initial recognition of servicing assets or liabilities obtained at the date of sale, and the outstanding principal and net deferred origination costs. To the extent that premiums available to us remain consistent with the past several quarters, we expect both the volume and percentage of loans sold in 2017 to be less than the volume and percentage of loans sold in 2016. The Gain on Sale that will result from those sales will be a function of the premiums available in 2017.
Other Revenue. Other revenue includes servicing revenue related to loans serviced for others, fair value adjustments to servicing rights, fees generated by OnDeck-as-a-Service, monthly fees charged to customers for our line of credit, and marketing fees earned from our issuing bank partner, which are recognized as the related services are provided.
Cost of Revenue
Provision for Loan Losses. Provision for loan losses consists of amounts charged to income during the period to maintain an allowance for loan losses, or ALLL, estimated to be adequate to provide for probable credit losses inherent in our existing loan portfolio. Our ALLL represents our estimate of the credit losses inherent in our portfolio of term loans and lines of credit and is based on a variety of factors, including the composition and quality of the portfolio, loan specific information gathered through our collection efforts, delinquency levels, our historical charge-off and loss experience and general economic conditions. We expect our aggregate provision for loan losses to decrease in absolute dollars relative to 2016 quarterly levels based on lower anticipated origination volume and driven by tighter credit standards as we endeavor to reduce loss rates. We expect our Provision Rate for the remainder of 2017, taken as a whole, to be approximately 7%.
Funding Costs. Funding costs consist of the interest expense we pay on the debt we incur to fund our lending activities, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining this debt, such as banker fees, origination fees and legal fees. Such costs are expensed immediately upon early extinguishment of the related debt. Our Cost of Funds Rate will vary based on a variety of external factors, such as credit market conditions, general interest levels and interest rate spreads, as well OnDeck-specific factors, such as origination volume and credit quality. We expect our funding costs to remain consistent or decrease in absolute dollars as debt balances remain stable or decline during 2017 due to a projected slowdown of originations due to the tightening of our credit policies. We expect our Cost of Funds Rate to increase modestly in future periods due to anticipated Federal Reserve interest rate increases.

Operating Expense
Operating expense consists of sales and marketing, technology and analytics, processing and servicing, and general and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses, stock-based compensation expense and occupancy costs, comprise a significant component of each of these expense categories. We expect our stock-based compensation expense to decrease in 2017 relative to 2016, primarily as a result of our reduced headcount. The number of employees was 641 and 708 at March 31, 2017 and December 31, 2016, respectively. All operating expense categories also include an allocation of overhead, such as rent and other overhead, which is based on employee headcount. In each of February and May 2017, we announced workforce reductions involving both layoffs and actual and scheduled attrition. Statements below referring to our expectations of future levels of expense include the anticipated effect of those workforce reductions.
Sales and Marketing. Sales and marketing expense consists of salaries and personnel-related costs of our sales and marketing and business development employees, as well as direct marketing and advertising costs, online and offline CACs (such as direct mail, paid search and search engine optimization costs), public relations, radio and television advertising, promotional event programs and sponsorships, corporate communications and allocated overhead. We expect our sales and marketing expense in terms of absolute dollars to be less than 2016 levels and to decrease as a percentage of revenue in the near term as our sales and marketing activities mature and we continue to optimize marketing spend.
Technology and Analytics. Technology and analytics expense consists primarily of the salaries and personnel-related costs of our engineering and product employees as well as our credit and analytics employees who develop our proprietary credit-scoring models. Additional expenses include third-party data acquisition expenses, professional services, consulting costs, expenses related to the development of new types of loans and technologies and maintenance of existing technology assets, amortization of capitalized internal-use software costs related to our technology platform and allocated overhead. We believe continuing to invest in technology is essential to maintaining our competitive position; however, we expect our investment in technology and analytics in 2017 to be less than the amount invested in 2016 in terms of absolute dollars as well as a lower percentage of revenue.
Processing and Servicing. Processing and servicing expense consists primarily of salaries and personnel related costs of our credit analysis, underwriting, funding, fraud detection, customer service and collections employees. Additional expenses include vendor costs associated with third-party credit checks, lien filing fees and other costs to evaluate, close and fund loans and overhead costs. We anticipate our processing and servicing expense in absolute dollars will be less than 2016 levels and to decrease as a percentage of revenue by driving department efficiencies.
General and Administrative. General and administrative expense consists primarily of salary and personnel-related costs for our executive, finance and accounting, legal and people operations employees. Additional expenses include a provision for the unfunded portion of our lines of credit, consulting and professional fees, insurance, legal, travel, gain or loss on foreign exchange and other corporate expenses. These expenses also include costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, directors’ and officers’ liability insurance and increased accounting costs. We anticipate that our general and administrative expense will decline in terms of absolute dollars as well as a percentage of revenue in the near term as our finance and accounting, legal and people operations functions mature.
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

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods. Unless expressly stated otherwise, all comparisons and variance explanations are related to the first quarter of 2017 as compared to the first quarter of 2016.
Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$87,111	93.8%	$53,479	85.4%	$33,632	62.9%
Gain on sales of loans	1,484	1.6	7,111	11.4	(5,627)	(79.1)
Other revenue	4,297	4.6	2,025	3.2	2,272	112.2
Gross revenue	92,892	100.0	62,615	100.0	30,277	48.4
Cost of revenue:
Provision for loan losses	46,180	49.7	25,437	40.6	20,743	81.5
Funding costs	11,277	12.2	5,722	9.1	5,555	97.1
Total cost of revenue	57,457	61.9	31,159	49.8	26,298	84.4
Net revenue	35,435	38.1	31,456	50.2	3,979	12.6
Operating expenses:
Sales and marketing	14,819	16.0	16,548	26.4	(1,729)	(10.4)
Technology and analytics	15,443	16.6	14,087	22.5	1,356	9.6
Processing and servicing	4,535	4.9	4,215	6.7	320	7.6
General and administrative	11,887	12.8	9,709	15.5	2,178	22.4
Total operating expenses	46,684	50.3	44,559	71.2	2,125	4.8
Loss from operations	(11,249)	(12.1)	(13,103)	(20.9)	1,854	14.1
Other expense:
Interest expense	(353)	(0.4)	(38)	(0.1)	(315)	828.9
Total other expense:	(353)	(0.4)	(38)	(0.1)	(315)	828.9
Loss before provision for income taxes	(11,602)	(12.5)	(13,141)	(21.0)	1,539	(11.7)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(11,602)	(12.5)%	$(13,141)	(21.0)%	$1,539	(11.7)%

Revenue

	Three Months Ended March 31,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$87,111	93.8%	$53,479	85.4%	$33,632	62.9%
Gain on sales of loans	1,484	1.6	7,111	11.4	(5,627)	(79.1)
Other revenue	4,297	4.6	2,025	3.2	2,272	112.2
Gross revenue	$92,892	100.0%	$62,615	100.0%	$30,277	48.4%
Gross revenue increased by $30.3 million, or 48%, from $62.6 million to $92.9 million. This growth was in part attributable to a $33.6 million, or 62.9%, increase in interest income. The combined effect of our increase in originations throughout 2016 and decreased utilization of OnDeck Marketplace resulted in a greater volume of loans being held on our balance sheet as evidenced by the 65.8% increase in average loans to $1.05 billion from $630.6 million. The increase in interest income was partially offset by a decline in our EIY on loans outstanding to 33.9% from 34.5% .
Gain on sales of loans decreased by $5.6 million, from $7.1 million to $1.5 million. This decrease was primarily attributable to an $81.7 million decrease in sales of loans through OnDeck Marketplace and a decrease in Marketplace Gain on Sale Rate from 5.7% to 3.5%.
Other revenue increased $2.3 million, or 112%, primarily attributable to an increase of $0.5 million in marketing fees from our issuing bank partner, an increase of $1.5 million in platform fees, and an increase of $0.3 million in monthly fees earned from lines of credit as the total number of units of outstanding lines of credit increased period over period.
Cost of Revenue

	Three Months Ended March 31,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$46,180	49.7%	$25,437	40.6%	$20,743	81.5%
Funding costs	11,277	12.2	5,722	9.1	5,555	97.1
Total cost of revenue	$57,457	61.9%	$31,159	49.8%	$26,298	84.4%
Provision for Loan Losses. Provision for loan losses increased by $20.7 million, or 82%, from $25.4 million to $46.2 million. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates. As a result, we believe that analyzing provision for loan losses as a percentage of originations in addition to as a percentage of gross revenue provides further insight into our operating performance. Our provision for loan losses as a percentage of originations held for investment, or the Provision Rate, increased from 5.8% to 8.7%. The increase in the Provision Rate was primarily the result of higher loss estimates for new originations as described in Part I - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Factors Affecting our Performance - Credit Performance." Additionally, $1.4 million of the provision expense in the first quarter of 2017 related to loans we purchased which had been previously sold to a third party.

Funding Costs. Funding costs increased by $5.6 million, or 97.1%, from $5.7 million to $11.3 million. The increase in funding costs was primarily attributable to the increases in our aggregate outstanding borrowings. The Average Funding Debt Outstanding was $763.8 million compared to $419.3 million while our Cost of Funds Rate increased to 5.9% from 5.5%. The Cost of Funds Rate increased as a result of the increase in LIBOR throughout 2017 and 2016 which increased the rates associated with our variable rate debt instruments, the closing of our second securitization in the second quarter of 2016 which was at a rate approximately 1.3% higher than the previous securitization, and the higher interest rates associated with our newer facilities which were available to finance our previously ineligible loans. As a percentage of gross revenue, funding costs increased from 9.1% to 12.2%. The increase in funding costs as a percentage of gross revenue was the result of increased utilization of funding debt and the higher Cost of Funds Rate, both of which increased the numerator of the calculation. In addition, the decrease in the gain on sale rate, the decrease in the volume of loans sold through OnDeck Marketplace, and the decrease in our EIY decreased the denominator of the calculation.
Operating Expense
Sales and Marketing

	Three Months Ended March 31,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$14,819	16.0%	$16,548	26.4%	$(1,729)	(10.4)%
Sales and marketing expense decreased by $1.7 million, or 10%, from $16.5 million i to $14.8 million . The decrease was primarily attributable to a $2.3 million decrease in acquisition marketing spend. This was offset by an increase of $0.5 million in the syndication revenue share program.
Technology and Analytics

	Three Months Ended March 31,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$15,443	16.6%	$14,087	22.5%	$1,356	9.6%
Technology and analytics expense increased by $1.4 million, or 10%, from $14.1 million to $15.4 million. The increase was primarily attributable to a $0.9 million increase in salaries and personnel-related costs, as we increased the number of technology and analytics personnel throughout 2016. Additionally, we incurred a $0.5 million increase in software licenses.

Processing and Servicing

	Three Months Ended March 31,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$4,535	4.9%	$4,215	6.7%	$320	7.6%
Processing and servicing expense increased by $0.3 million, or 8%, from $4.2 million to $4.5 million. The increase was primarily attributable to an increase in third-party processing costs, credit information and filing fees as a result of the increased volume of loan applications.
General and Administrative

	Three Months Ended March 31,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$11,887	12.8%	$9,709	15.5%	$2,178	22.4%
General and administrative expense increased by $2.2 million, or 22%, from $9.7 million to $11.9 million. The first quarter of 2016 benefited from a release of reserves on unfunded lines of credit of approximately $1.1 million with no corresponding release in the first quarter of 2017. We incurred a $0.9 million increase in consulting, legal, accounting and other professional fees in 2017. The gain related to foreign currency transactions and holdings in Canadian Dollars decreased in the first quarter of 2017, increasing expenses by $0.8 million, driven by the decreased value of the Canadian Dollar in the first quarter of 2017 compared to the first quarter of 2016. The increases were partially offset by a decrease in travel and entertainment expenses of $0.5 million.

Liquidity and Capital Resources

Sources of Liquidity
During the first quarter of 2017, we originated $573.0 million of loans utilizing a diversified set of funding sources, including cash on hand, third-party lenders (through debt facilities and securitization), OnDeck Marketplace and the cash generated by our operating, investing and financing activities.
Cash on Hand
At March 31, 2017, we had approximately $73 million of cash on hand to fund our future operations compared to approximately $80 million at December 31, 2016.  The decline was in part the result of our strategy to reduce OnDeck Marketplace sales and retain more loans on-balance sheet during the period.  Consistent with this decision, we invested more of our cash to fund on-balance sheet loan growth. Additionally we have used cash on hand to fund certain loans that do not meet the criteria to be financed through our debt facilities or exceed concentration limits under our debt facilities.
During the three months ended March 31, 2017, our investment in the residual value of our portfolio, which is in general the portion of our financed loans in excess of the outstanding debt of our debt facilities, increased by approximately $34.3 million. In addition, during the period, restricted cash increased $20.2 million primarily due to the increase in our total funding debt as well as the timing of when cash was transferred to unrestricted accounts. These investments were partially offset during the same period by a $32.4 million increase in cash generated by financing loans which were previously funded with our own cash and which had not been previously pledged under our debt facilities due to certain concentration and eligibility limits, as described below. All else equal, as the growth rate of outstanding principal balances we retain on balance sheet slows, we expect the rate of residual growth to slow as well.
As a result of these factors, we are currently utilizing more of our own cash to finance loan growth as we work with our existing and potential creditors to expand the capacity of our existing debt facilities, to establish new debt facilities, or to complete additional securitizations.
Current Debt Facilities
The following table summarizes our current debt facilities available for funding our lending activities, referred to as funding debt, and our operating expenditures, referred to as corporate debt, as of March 31, 2017.

Description	Maturity Date	Weighted Average Interest Rate	Borrowing Capacity		Principal Outstanding
			(in millions)
Funding debt:
OnDeck Asset Securitization Trust II LLC	May 2020 (1)	4.7%	$250.0		$250.0
OnDeck Account Receivables Trust 2013-1 LLC	March 2019	3.5%	214.1		162.3
Receivable Assets of OnDeck, LLC	May 2017	3.9%	100.0		100.0
OnDeck Asset Funding I, LLC	February 2020	8.0%	150.0		112.5
Prime OnDeck Receivable Trust II, LLC	December 2018	3.7%	125.0	(2)	74.6
On Deck Asset Company, LLC	May 2017	10.2%	75.0	(4)	68.3
Other Agreements	Various(3)	Various	27.9		27.9
Total funding debt			$942.0		$795.6
Corporate debt:
On Deck Capital, Inc.	October 2018	5.3%	$30.0		$28.0
_________________________

(1)	The period during which remaining cash flow can be used to purchase additional loans expires April 2018.

(2)
Lenders obligation consists of a commitment to make loans in amount of up to $125 million on a revolving basis. Lenders may also, in their sole discretion and on an uncommitted basis, make additional loans in amount of up to $75 million on a revolving basis.

(3)	Maturity dates range from April 2017 through December 2018.

(4)	On May 4, 2017, the maturity date was extended to May 2019 and the borrowing capacity was increased to $100 million.

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
OnDeck Marketplace
OnDeck Marketplace is our proprietary whole loan sale platform that allows participating third-party institutional investors to directly purchase small business loans from us. OnDeck Marketplace participants enter into whole loan purchase agreements to purchase loans that satisfy certain eligibility criteria. Some participants agree to purchase such loans on what is known as a "forward flow basis" while other participants purchase larger pools of whole loans in isolated transactions. The loans are sold to the participant at a pre-determined purchase price above par. We recognize a gain or loss from OnDeck Marketplace loans when sold. We currently act as servicer in exchange for a servicing fee with respect to the loans purchased by the applicable OnDeck Marketplace participant. For the three months ended 2017 and 2016, 9.1%and 25.9%, respectively, of total originations were OnDeck Marketplace originations. The proportion of loans we sell, if any, through OnDeck Marketplace largely depends on the prices available to us. We expect to reduce OnDeck Marketplace sales to less than 5% of future originations for the remainder of 2017. To the extent our use of OnDeck Marketplace as a funding source decreases or ceases in the future due to lower available premiums or otherwise, we may choose to generate liquidity through our other available funding sources.

Cash and Cash Equivalents, Loans (Net of Allowance for Loan Losses), and Cash Flows
The following table summarizes our cash and cash equivalents, loans (net of ALLL) and cash flows:

	As of and for the Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$72,997	$136,843
Restricted cash	$64,672	$32,691
Loans held for investment, net	$928,509	$601,682
Cash provided by (used in):
Operating activities	$44,871	$19,849
Investing activities	$(117,365)	$(134,253)
Financing activities	$65,516	$90,959
Our cash and cash equivalents at March 31, 2017 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Our restricted cash represents funds held in accounts as reserves on certain debt facilities and as collateral for issuing bank partner transactions. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements.
Cash Flows
Operating Activities
For the three months ended March 31, 2017, net cash provided by our operating activities $44.9 million, which were primarily the result of our cash received from our customers including interest payments $103.3 million, plus proceeds from sale of loans held for sale of $33.3 million, less $32.3 million of loans held for sale originations in excess of loan repayments received, $48.2 million utilized to pay our operating expenses and $10.3 million we used to pay the interest on our debt (both funding and corporate) and $1.0 million of origination costs paid in excess of fees collected. During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $9.3 million.
For the three months ended March 31, 2016, net cash provided by our operating activities $19.8 million, which were primarily the result of our cash received from our customers including interest payments $62.9 million, plus proceeds from sale of loans held for sale of $112.9 million, less $108.1 million of loans held for sale originations in excess of loan repayments received, $40.7 million utilized to pay our operating expenses and $4.1 million we used to pay the interest on our debt (both funding and corporate)and $4.0 million of origination costs paid in excess of fees collected. During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $2.0 million.
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

For the three months ended March 31, 2017, net cash used to fund our investing activities was $117.4 million, and consisted primarily of $10.0 million of proceeds from sales of loans held for investment, less $79.9 million of loan originations in excess of loan repayments received, $13.5 million for the purchase of loans, $12.3 million of origination costs paid in excess of fees collected and $1.4 million for the purchase of property, equipment and software and capitalized internal-use software development costs. We also restricted more cash as collateral for financing arrangements, resulting in a $20.2 million decrease in unrestricted cash during the year.

For the three months ended March 31, 2016, net cash used to fund our investing activities was $134.3 million, and consisted primarily of $17.0 million of proceeds from sales of loans held for investment, less $140.9 million of loan originations in excess of loan repayments received, $9.8 million of origination costs paid in excess of fees collected and $6.1 million for the purchase of property, equipment and software and capitalized internal-use software development costs. We also restricted less cash as collateral for financing arrangements, resulting in a $5.8 million increase in unrestricted cash during the year.
Financing Activities
Our financing activities have consisted primarily of net borrowings from our securitization facility and our revolving debt facilities as well as the issuance of common stock and redeemable convertible preferred stock.
For the three months ended March 31, 2017, net cash provided by financing activities was $65.5 million and consisted primarily of $63.3 million in net borrowings from our securitization and debt facilities, $3.4 million of cash received for investment by noncontrolling interest in On Deck Capital Australia PTY LTD, and $1.2 million of cash received from the issuance of common stock under the employee stock purchase plan. These increases were offset by $2.5 million of payments of debt issuance costs.
For the three months ended March 31, 2016, net cash used to fund our financing activities was $91.0 million and consisted primarily of $89.5 million in net borrowings from our revolving debt facilities, primarily associated with the increase in loan originations during the year and $1.5 million of cash received from the issuance of common stock under our employee stock purchase plan.
Operating and Capital Expenditure Requirements
We require substantial capital to fund our current operating and capital expenditure requirements. We expect these requirements to increase as we pursue our growth strategy.

As a result of our previous growth strategy, we increased our annual originations significantly over each of the past three years. Our originations were $1.2 billion in 2014, $1.9 billion in 2015 and $2.4 billion in 2016, which equates to annual year over year growth rates of 152%, 62% and 28%, respectively.

In the near-term, we are focused on accelerating our timeline to profitability through improved credit quality and operating cost reductions. We expect our originations to decrease in absolute dollars for the full year 2017 as compared to the full year of 2016. The expected decline can be attributed to the tightening of our credit policies. Because we will remain focused on credit quality, we are prepared to forgo lending opportunities that do not meet our more stringent credit, underwriting and pricing standards. In addition, despite the continuing competition for customer response, we intend to allocate resources to continue to optimize marketing and customer acquisition costs based on targeted returns on investment rather than spending inefficiently in these areas to achieve incremental growth.

Although by design our strategy will result in lower originations as compared to the prior year’s originations, we believe it will increase our operating leverage and improve our overall financial performance.

We estimate that at March 31, 2017, approximately $292 million of our own cash had been invested in our loan portfolio, approximately 80% of which was used to fund our portfolio's residual value and the remainder was used to fund ineligible loans. While investing in our portfolio's residual value is a requirement of our funding model and will remain a use of cash as loan balances grow, the use of cash to fund ineligible loans may be mitigated if and to the extent we obtain funding capacity that permits the funding of the ineligible loans. We are currently in various stages of discussions with multiple potential funding sources and are confident we will be able to obtain additional funding capacity although there can be no assurance that we will be successful.

At March 31, 2017, approximately $175 million of our funding debt capacity was scheduled to expire during 2017. Subsequent to March 31, 2017, we amended and restated one of our debt agreements which extended its maturity date from 2017 to 2019. After taking that amendment into account, approximately $100 million of our funding debt capacity is schedule to expire in 2017. In order to maintain and grow our current rate of loan originations over the next nine months, we will be required to secure additional funding. We plan to do this through one or more of the following sources: new asset-backed securitization transactions, new debt facilities, extensions and increases to existing debt facilities, and increases in our corporate line of credit.

We expect to use cash flow generated from operations, together with additional cash we may obtain by financing currently ineligible loans, to the extent that we are able to do so, to continue funding loan residuals. In addition, we may also finance our loan residuals through other unused liquidity sources such as our corporate line of credit or possible additional subordinated notes in our debt facilities.

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

In addition to pursuing additional debt funding sources as described above, although it is not currently anticipated, depending upon the circumstances we may seek additional equity financing. The sale of equity may result in dilution to our stockholders, and those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock.

We believe that our cash from operations, available capacity under our revolving lines of credit (and expected extensions or replacements of those lines), and existing cash balances, together with additional financing we expect to be able to obtain on market terms, are sufficient to meet both our existing operating and capital expenditure requirements for at least the next 12 months.

It is possible that we may require capital in excess of amounts we currently anticipate.  Depending on market conditions and other factors, we may not be able to obtain additional capital for our current operations on reasonable terms or at all.
Contractual Obligations
Other than as described below, and as described under the subheading " - Liquidity and Capital Resources" and in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, there have been no material changes in our commitments under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
ODAF I Facility Amendment
On February 14, 2017, OnDeck Asset Funding I, LLC, or ODAF I, our wholly-owned subsidiary, amended its existing asset-backed revolving debt facility as described below. On that date, ODAF I entered into that certain amendment, or the ODAF I Facility Amendment by and among ODAF I, as Borrower, the Lenders party thereto from time to time, and Ares Agent Services, L.P., as Administrative Agent for the Lenders. The ODAF I Facility Amendment amends the credit agreement, or the ODAF I Credit Agreement, dated as of August 19, 2016, by and among ODAF I, as Borrower, the Lenders party thereto from time to time, Ares Agent Services, L.P., as Administrative Agent for the Lenders and Collateral Agent for the Secured Parties, and Wells Fargo Bank, N.A., as Paying Agent. The ODAF I Facility Amendment provides for, among other things:

• an increase in the Lenders' revolving commitment from an aggregate amount of $100 million to $150 million;
• the extension of the revolving commitment termination date by approximately six months to February 14, 2019; and
• various technical, definitional, conforming and other changes.

The foregoing description of the ODAF I Facility Amendment does not purport to be complete and is qualified in its entirety by reference to the ODAF I Facility Amendment, which is filed as Exhibit 10.1 to this report and incorporated herein by reference.

ODART Credit Agreement Amendment

On March 20, 2017, OnDeck Account Receivables Trust 2013-1 LLC, or ODART, our wholly-owned subsidiary, amended and restated its existing asset-backed revolving debt facility, or the Deutsche Bank Facility, as described below. On that date, ODART entered into that certain Fourth Amended and Restated Credit Agreement, or the Fourth A&R Credit Agreement with the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as Administrative Agent for the Class A Revolving Lenders, or, in such capacity, the Administrative Agent, as Class B Agent for the Class B Revolving Lender, and as Collateral Agent for the Secured Parties, or, in such capacity, the Collateral Agent, Deutsche Bank Trust Company Americas, as Paying Agent for the Lenders, or the Paying Agent, and Deutsche Bank Securities Inc., as Lead Arranger, Syndication Agent, or, in such capacity, Syndication Agent and Documentation Agent, or, in such capacity, Documentation Agent. The Fourth A&R Credit Agreement amends and restates the Third Amended and Restated Credit Agreement, or the Third A&R Credit Agreement, dated as of June 17, 2016, by and among ODART, the Lenders party thereto from time to time, the Administrative Agent, the Collateral Agent, the Paying Agent, Syndication Agent and Documentation Agent. The Fourth A&R Credit Agreement provides for:

• a $50,000,000 increase in the maximum amount of the Class A revolving loans and an increase up to $1,765,000 in the maximum amount of the Class B revolving loans, thereby increasing the total facility size up to $214,118,000;
• an extension of the revolving commitment period during which ODART may utilize funding capacity under the Deutsche Bank Facility to March 20, 2019;
• a borrowing base advance rate for the Class A revolving loans of 85% and a borrowing base advance rate for the Class B revolving loans of 91%; and
• various technical, definitional, conforming and other changes.

The foregoing description of the Fourth A&R Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Fourth A&R Credit Agreement, which is filed as Exhibit 10.2 to this report and incorporated herein by reference.

ODAC Credit Agreement Amendment
On May 4, 2017, On Deck Asset Company, LLC, or ODAC, our wholly-owned subsidiary, amended and restated its existing asset-backed revolving debt facility, which is utilized solely for the financing of our line of credit offering. On that date, ODAC entered into that certain Fourth Amended and Restated Credit Agreement, or the Fourth A&R Credit Agreement with the Lenders party thereto from time to time and WM 2016-1, LLC, the Administrative Agent for the Lenders, and Deutsche Bank Trust Company Americas, or the Paying Agent and the Collateral Agent for the Secured Parties. The Fourth A&R Credit Agreement amends and restates the Third Amended and Restated Credit Agreement , or the Third A&R Credit Agreement, dated as of April 28, 2016, by and among ODAC, the Lenders party thereto from time to time, the Administrative Agent and the Collateral Agent. The Third A&R Credit Agreement was previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
The Fourth A&R Credit Agreement provides for:
•an increase in the Lender’s revolving commitments from an aggregate amount of $75 million to $100 million;
•an approximately two year extension of the revolving commitment period during which ODAC may utilize funding capacity under the facility to May 3, 2019;
•a decrease in the revolving loans interest rate to LIBOR (minimum of 0.75%) + 7.25% from LIBOR (minimum of 0.0%) + 9.25%;
•an increase in the borrowing advance rate from 75% to 85%;
•certain changes to portfolio performance covenants; and
•various related technical, definitional, conforming and other changes.

The foregoing description of the Fourth A&R Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Fourth A&R Credit Agreement, which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2017.

Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Subsequent Events
In May 2017, we announced an additional workforce reduction as part of a cost rationalization program involving both layoffs and actual and scheduled attrition. Together with our workforce reduction and attrition announced in February 2017, the combined reduction is expected to be approximately 27% of total headcount as of December 31, 2016. We estimate that the reduction in force will result in a second quarter 2017 charge of approximately $3.5 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.
 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our current and prospective investors should carefully consider the risks described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, and other documents that we file with the SEC from time to time which are available on the SEC website at www.sec.gov, and all other information contained in this report, including our unaudited condensed consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Cautionary Note Regarding Forward-Looking Statements,” before making investment decisions regarding our securities. The risks and uncertainties in such Form 10-K are not the only ones we face, but include the most significant factors currently known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
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
Date: May 9, 2017

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia Senior Vice President (Principal Accounting Officer)
Date: May 9, 2017

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
10.1
Amendment No. 1, dated February 14, 2017, to the Credit Agreement by and among OnDeck Asset Funding I LLC, the Lenders thereto from time to time, and Ares Agent Services, L.P., as Administrative Agent for the Lenders party thereto.
Filed herewith.
10.2
Fourth Amended and Restated Credit Agreement, dated March 20, 2017, by and among OnDeck Account Receivables Trust 2013-1 LLC, the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as Administrative Agent for the Class A Revolving Lenders, as Class B Agent for the Class B Revolving Lender, and as Collateral Agent for the Secured Parties, Deutsche Bank Trust Company Americas, as Paying Agent for the Lenders, and Deutsche Bank Securities Inc., as Lead Arranger, Syndication Agent and Documentation Agent.

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