Form 10-Q
period 2017-06-30
On Deck Capital, Inc.
filed 2017-08-07
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
YES ☐ NO ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2017 was 73,133,560.

On Deck Capital, Inc.

PART I

Item 1.	Financial Statements (Unaudited)
ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$77,936	$79,554
Restricted cash	54,166	44,432
Loans held for investment	970,472	1,000,445
Less: Allowance for loan losses	(105,217)	(110,162)
Loans held for investment, net	865,255	890,283
Loans held for sale	—	373
Property, equipment and software, net	26,962	29,405
Other assets	19,119	20,044
Total assets	$1,043,438	$1,064,091
Liabilities and equity
Liabilities:
Accounts payable	$5,569	$5,271
Interest payable	2,406	2,122
Funding debt	719,091	726,639
Corporate debt	24,976	27,966
Accrued expenses and other liabilities	31,596	38,496
Total liabilities	783,638	800,494
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 76,384,797 and 74,801,825 shares issued and 73,057,122 and 71,605,708 outstanding at June 30, 2017 and December 31, 2016, respectively.	382	374
Treasury stock—at cost	(7,341)	(6,697)
Additional paid-in capital	485,631	477,526
Accumulated deficit	(223,869)	(211,299)
Accumulated other comprehensive loss	(139)	(379)
Total On Deck Capital, Inc. stockholders' equity	254,664	259,525
Noncontrolling interest	5,136	4,072
Total equity	259,800	263,597
Total liabilities and equity	$1,043,438	$1,064,091
The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Interest income	$83,721	$63,886	$170,832	$117,365
Gain on sales of loans	260	2,813	1,744	9,924
Other revenue	2,670	2,803	6,967	4,828
Gross revenue	86,651	69,502	179,543	132,117
Cost of revenue:
Provision for loan losses	32,733	32,271	78,913	57,708
Funding costs	11,616	8,374	22,893	14,096
Total cost of revenue	44,349	40,645	101,806	71,804
Net revenue	42,302	28,857	77,737	60,313
Operating expense:
Sales and marketing	15,368	16,757	30,187	33,305
Technology and analytics	14,769	13,757	30,212	27,844
Processing and servicing	4,826	4,865	9,361	9,080
General and administrative	9,590	12,149	21,477	21,858
Total operating expense	44,553	47,528	91,237	92,087
Loss from operations	(2,251)	(18,671)	(13,500)	(31,774)
Other expense:
Interest expense	(318)	(37)	(671)	(75)
Total other expense	(318)	(37)	(671)	(75)
Loss before provision for income taxes	(2,569)	(18,708)	(14,171)	(31,849)
Provision for income taxes	—	—	—	—
Net loss	(2,569)	(18,708)	(14,171)	(31,849)
Net loss attributable to noncontrolling interest	1,071	813	1,615	1,381
Net loss attributable to On Deck Capital, Inc. common stockholders	$(1,498)	$(17,895)	$(12,556)	$(30,468)
Net loss per share attributable to On Deck Capital, Inc. common shareholders:
Basic and diluted	$(0.02)	$(0.25)	$(0.17)	$(0.43)
Weighted-average common shares outstanding:
Basic and diluted	72,688,815	70,712,142	72,276,734	70,588,784

Comprehensive loss:
Net loss	$(2,569)	$(18,708)	$(14,171)	$(31,849)
Other comprehensive loss:
Foreign currency translation adjustment	36	(326)	436	192
Comprehensive loss	(2,533)	(19,034)	(13,735)	(31,657)
Comprehensive loss attributable to noncontrolling interests	(16)	147	(196)	(85)
Net loss attributable to noncontrolling interest	1,071	813	1,615	1,381
Comprehensive loss attributable to On Deck Capital, Inc. common stockholders	$(1,478)	$(18,074)	$(12,316)	$(30,361)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(14,171)	$(31,849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	78,913	57,708
Depreciation and amortization	5,172	4,435
Amortization of debt issuance costs	1,874	2,969
Stock-based compensation	6,465	7,662
Amortization of net deferred origination costs	24,648	16,008
Changes in servicing rights, at fair value	1,093	3,074
Gain on sales of loans	(1,744)	(9,924)
Unfunded loan commitment reserve	267	(625)
Gain on extinguishment of debt	(272)	(562)
Changes in operating assets and liabilities:
Other assets	374	18
Accounts payable	298	1,175
Interest payable	284	372
Accrued expenses and other liabilities	(7,569)	(229)
Originations of loans held for sale	(41,421)	(167,207)
Capitalized net deferred origination costs of loans held for sale	(950)	(5,769)
Proceeds from sale of loans held for sale	42,730	170,043
Principal repayments of loans held for sale	1,004	5,014
Net cash provided by operating activities	96,995	52,313
Cash flows from investing activities
Change in restricted cash	(9,734)	(1,353)
Purchases of property, equipment and software	(1,081)	(5,494)
Capitalized internal-use software	(1,824)	(2,610)
Originations of term loans and lines of credit, excluding rollovers into new originations	(857,841)	(862,454)
Proceeds from sale of loans held for investment	10,008	41,375
Payments of net deferred origination costs	(21,317)	(21,033)
Principal repayments of term loans and lines of credit	804,875	547,305
Other	—	(201)
Purchase of loans	(13,730)	(6,672)
Net cash used in investing activities	(90,644)	(311,137)
Cash flows from financing activities
Investments by noncontrolling interests	3,443	—
Purchase of treasury shares	(644)	(254)
Proceeds from exercise of stock options and warrants	347	104
Issuance of common stock under employee stock purchase plan	1,246	1,487
Proceeds from the issuance of funding debt	105,167	491,742
Proceeds from the issuance of corporate debt	7,000	—
Payments of debt issuance costs	(3,284)	(3,740)
Distribution to noncontrolling interest	(1,000)	—

	Six Months Ended June 30,
	2017	2016
Repayments of funding debt principal	(111,023)	(312,442)
Repayments of corporate debt principal	(10,000)	—
Net cash provided by (used in) financing activities	(8,748)	176,897
Effect of exchange rate changes on cash and cash equivalents	779	168
Net decrease in cash and cash equivalents	(1,618)	(81,759)
Cash and cash equivalents at beginning of period	79,554	159,822
Cash and cash equivalents at end of period	$77,936	$78,063
Supplemental disclosure of other cash flow information
Cash paid for interest	$21,300	$9,447
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$140	$647
Unpaid principal balance of term loans rolled into new originations	$138,115	$129,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
On Deck Capital, Inc.’s principal activity is providing financing to small businesses located throughout the United States as well as Canada and Australia, through term loans and lines of credit. We use technology and analytics to aggregate data about a small business and then quickly and efficiently analyze the creditworthiness of the business using our proprietary credit-scoring model. We originate most of the loans in our portfolio and also purchase loans from our issuing bank partner. We subsequently transfer most loans into one of our wholly-owned subsidiaries or, from time to time, depending upon market conditions and other factors, may sell them through OnDeck Marketplace®.
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
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue Recognition, which creates ASC 606, Revenue from Contracts with Customers, and supersedes ASC 605, Revenue Recognition. ASU 2014-09 requires revenue to be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services and also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows from customer contracts. The new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which makes amendments to the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction and impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which makes amendments to the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which makes amendments to the new revenue standard regarding assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at the time of transition to the new standard. Each amendment has the same effective date and transition requirements as the new revenue recognition standard. We completed our initial assessment of the impact of the new revenue standard noting that revenue generated in accordance with ASC 310, Receivables, and ASC 860, Transfers and Servicing, is explicitly excluded from the scope of ASC 606. Accordingly, we have concluded that our interest income, gains on loan sales and loan servicing income will not be affected by the adoption of ASC 606. Marketing fees from our issuing bank partner will be within the scope of ASC 606. We will adopt the requirements of the new standard effective January 1, 2018 and intend to apply the modified retrospective method of adoption with the cumulative effect of adoption, if material, recognized at the date of initial application. We believe that ASC 606 will have little, if any, impact on the timing and amount of revenue recognition as compared to the current standard and that there will be no material impact upon adoption.
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
2. Net Loss Per Common Share
Basic and diluted net loss per common share is calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(2,569)	$(18,708)	$(14,171)	$(31,849)
Less: net loss attributable to noncontrolling interest	1,071	813	1,615	1,381
Net loss attributable to On Deck Capital, Inc. common stockholders	$(1,498)	$(17,895)	$(12,556)	$(30,468)
Denominator:
Weighted-average common shares outstanding, basic and diluted	72,688,815	70,712,142	72,276,734	70,588,784
Net loss per common share, basic and diluted	$(0.02)	$(0.25)	$(0.17)	$(0.43)

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given our net losses. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Anti-Dilutive Common Share Equivalents
Warrants to purchase common stock	22,000	22,000	22,000	22,000
Restricted stock units	2,757,192	3,356,202	2,757,192	3,356,202
Stock options	9,159,794	10,692,143	9,159,794	10,692,143
Employee stock purchase program	79,315	115,821	130,805	159,438
Total anti-dilutive common share equivalents	12,018,301	14,186,166	12,069,791	14,229,783

The weighted-average exercise price for warrants to purchase 2,007,846 shares of common stock was $10.70 as of June 30, 2017. For the three months and six months ended June 30, 2017, and 2016 a warrant to purchase 1,985,846 and 2,206,496 shares of common stock, respectively, was excluded from anti-dilutive common share equivalents as performance conditions had not been met.

3. Loans Held for Investment and Allowance for Loan Losses
Loans held for investment consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Term loans	$831,286	$864,066
Lines of credit	122,523	116,385
Total unpaid principal balance	953,809	980,451
Net deferred origination costs	16,663	19,994
Total loans held for investment	$970,472	$1,000,445
During the six months ended June 30, 2017, we paid $13.7 million to purchase term loans that we previously sold to a third party which are included in the unpaid principal balance of loans held for investment.
We include both loans we originate and loans funded by our issuing bank partner and later purchased by us as part of our originations. During the three months ended June 30, 2017 and 2016, we purchased such loans from our issuing bank partner in the amount of $120.7 million and $130.2 million, respectively. During the six months ended June 30, 2017 and 2016, we purchased such loans in the amount of $265.7 million and $233.7 million, respectively.

The activity in the allowance for loan losses for the three months ended June 30, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$118,075	$61,707	$110,162	$53,311
Provision for loan losses	32,733	32,271	78,913	57,708
Loans charged off	(49,817)	(21,625)	(90,701)	(40,143)
Recoveries of loans previously charged off	4,226	1,496	6,843	2,973
Allowance for loan losses at end of period	$105,217	$73,849	$105,217	$73,849
When loans are charged-off, we may continue to attempt to recover amounts from the respective borrowers and guarantors, or pursue our rights through formal legal action. Alternatively, we may sell such previously charged-off loans to a third-party debt collector.  The proceeds from these sales are recorded as a component of the recoveries of loans previously charged off. For the three months ended June 30, 2017 and 2016, previously charged-off loans sold accounted for $1.9 million and $0.9 million, respectively, of recoveries of loans previously charged off. For the six months ended June 30, 2017 and 2016, previously charged-off loans sold accounted for $3.8 million and $1.9 million, respectively, of recoveries of loans previously charged off.
As of June 30, 2017 and December 31, 2016, our credit exposure related to the undrawn line of credit balances was $185.1 million and $164.5 million, respectively. The related reserve on unfunded loan commitments was $4.1 million and $3.9 million as of June 30, 2017 and December 31, 2016, respectively. Net adjustments to the accrual for unfunded loan commitments are included in general and administrative expenses.
The following table contains information, on a combined basis, regarding the unpaid principal balance of loans we originated and the amortized cost of loans purchased from third parties other than our issuing bank partner related to non-delinquent, paying and non-paying delinquent loans as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Non-delinquent loans	$859,904	$890,297
Delinquent: paying (accrual status)	41,735	36,073
Delinquent: non-paying (non-accrual status)	52,170	54,081
Total	$953,809	$980,451
The portion of the allowance for loan losses attributable to non-delinquent loans was $70.2 million and $59.5 million as of June 30, 2017 and December 31, 2016, respectively, while the portion of the allowance for loan losses attributable to delinquent loans was $35.0 million and $50.7 million as of June 30, 2017 and December 31, 2016, respectively.

The following table shows an aging analysis of the unpaid principal balance related to loans held for investment by delinquency status as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
By delinquency status:
Non-delinquent loans	$859,904	$890,297
1-14 calendar days past due	24,805	25,899
15-29 calendar days past due	12,263	15,990
30-59 calendar days past due	25,322	22,677
60-89 calendar days past due	19,226	13,952
90 + calendar days past due	12,289	11,636
Total unpaid principal balance	$953,809	$980,451

4. Servicing Rights
As of June 30, 2017 and December 31, 2016, we serviced term loans owned by others with a remaining unpaid principal balance of $157.0 million and $222.0 million, respectively. During the three months ended June 30, 2017 and 2016, we sold through OnDeck Marketplace loans with an unpaid principal balance of $9.1 million and $77.2 million, respectively and during the six months ended June 30, 2017 and 2016, we sold loans with an unpaid principal balance of $50.2 million and $197.3 million, respectively.
For the three months ended June 30, 2017 and 2016, we earned $0.6 million and $0.1 million of servicing revenue, respectively. For the six months ended June 30, 2017 and 2016, we earned $0.9 million, and $0.5 million of servicing revenue, respectively.
The following table summarizes the activity related to the fair value of our servicing assets for the three and six months ended June 30, 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fair value at the beginning of period	$860	$2,647	$1,131	$3,489
Addition:
Servicing resulting from transfers of financial assets	233	626	663	1,574
Changes in fair value:
Other changes in fair value (1)	(392)	(1,284)	(1,093)	(3,074)
Fair value at the end of period (Level 3)	$701	$1,989	$701	$1,989
  ___________
(1) Represents changes due to collection of expected cash flows through June 30, 2017 and 2016.

5. Debt
The following table summarizes our outstanding debt as of June 30, 2017 and December 31, 2016 (in thousands):

Description	Type	Maturity Date	Weighted Average Interest Rate at June 30, 2017	June 30, 2017	December 31, 2016
Funding Debt:
ODAST II Agreement	Securitization Facility	May 2020 (1)	4.7%	250,000	250,000
ODART Agreement	Revolving	March 2019	3.8%	133,538	133,767
RAOD Agreement	Revolving	November 2018	3.7%	68,052	99,985
ODAF I Agreement	Revolving	February 2020 (2)	8.3%	98,289	100,000
ODAC Agreement	Revolving	May 2019	8.4%	74,013	65,486
PORT II Agreement	Revolving	December 2018	3.7%	66,484	52,397
Other Agreements	Various	Various (3)	Various	36,030	30,887
				726,406	732,522
Deferred Debt Issuance Cost				(7,315)	(5,883)
Total Funding Debt				719,091	726,639

Corporate Debt:
Square 1 Agreement	Revolving	October 2018	5.5%	25,000	28,000
Deferred Debt Issuance Cost				(24)	(34)
Total Corporate Debt				24,976	27,966

(1)	The period during which remaining cash flow can be used to purchase additional loans expires April 2018.

(2)	The period during which new borrowings may be made under this facility expires in February 2019.
(3) Maturity dates range from July 2017 to December 2018.

Certain of our loans held for investment are pledged as collateral for borrowings in our funding debt facilities. These loans totaled $860.5 million and $886.4 million as of June 30, 2017 and December 31, 2016, respectively. Our corporate debt facility is collateralized by substantially all of our assets.

ODAF I Agreement
On February 14, 2017, we entered into an amendment of the ODAF I Agreement which provided for an increase in the Lenders' revolving commitment from an aggregate amount of $100 million to $150 million, the extension of the revolving commitment termination date by approximately six months to February 14, 2019, and various technical, definitional, conforming and other changes.
ODART Agreement
On March 20, 2017, we entered into an amendment and restatement of the ODART Agreement which provided for a $50 million increase in the maximum amount of the Class A revolving loans and an increase up to $1.8 million in the maximum amount of the Class B revolving loans, thereby increasing the total facility size up to $214.1 million, an extension of the revolving commitment period during which ODART may utilize funding capacity under the Deutsche Bank Facility to March 20, 2019, a borrowing base advance rate for the Class A revolving loans of 85% and a borrowing base advance rate for the Class B revolving loans of 91%; and various technical, definitional, conforming and other changes.
ODAC Agreement
On May 4, 2017, we renewed the ODAC facility with amended terms, which provided for an increase in the revolving commitments from $75 million to $100 million and an extension of the revolving commitment period to May 3, 2019. The interest rate decreased to LIBOR (minimum of 0.75%) + 7.25% from LIBOR (minimum of 0.0%) + 9.25% and the advance rate increased from 75% to 85%.
RAOD Agreement
On May 25, 2017, we renewed the RAOD facility with amended terms which provided for an extension of the revolving commitment period to November 22, 2018; a decrease in the interest rate to LIBOR + 2.5% from LIBOR + 3.0%; and various technical, definitional, conforming and other changes.

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
Description	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$701	$701
Total assets	$—	$—	$701	$701

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$1,131	$1,131
Total assets	$—	$—	$1,131	$1,131
There were no transfers between levels for the six months ended June 30, 2017 or December 31, 2016.

The following tables presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurement as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Unobservable input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service(1)	0.12%	0.14%	0.12%
	Renewal rate	42.72%	66.06%	53.97%
	Default rate	1.60%	11.00%	10.50%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance.

	December 31, 2016
	Unobservable input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service(1)	0.09%	0.14%	0.11%
	Renewal rate	46.20%	56.54%	50.14%
	Default rate	10.32%	10.75%	10.48%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance.

Changes in certain of the unobservable inputs noted above may have a significant impact on the fair value of our servicing asset. The following table summarizes the effect adverse changes in estimate would have on the fair value of the servicing asset as of June 30, 2017 and December 31, 2016 given hypothetical changes in default rate and cost to service (in thousands):

	June 30, 2017	December 31, 2016
	Servicing Assets
Default rate assumption:
Default rate increase of 25%	$(69)	$(98)
Default rate increase of 50%	$(133)	$(188)
Cost to service assumption:
Cost to service increase by 25%	$(53)	$(60)
Cost to service increase by 50%	$(105)	$(120)
Assets and Liabilities Disclosed at Fair Value
Because our loans held for investment, loans held for sale and fixed-rate debt are not measured at fair value, we are required to disclose their fair value in accordance with ASC 825. Due to the lack of transparency and comparable loans, we utilize an income valuation technique to estimate fair value. We utilize industry-standard modeling, such as discounted cash flow models, to arrive at an estimate of fair value and may utilize third-party service providers to assist in the valuation process. This determination requires significant judgments to be made. The following tables summarize the carrying value and fair value of our loans held for investment, loans held for sale and fixed-rate debt (in thousands):

	June 30, 2017
Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$865,255	$947,756	$—	$—	$947,756
Total assets	$865,255	$947,756	$—	$—	$947,756

Description
Liabilities:
Fixed-rate debt	$276,346	$265,854	$—	$—	$265,854
Total fixed-rate debt	$276,346	$265,854	$—	$—	$265,854

	December 31, 2016
Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$890,283	$979,780	$—	$—	$979,780
Loans held for sale	373	394	—		394
Total assets	$890,656	$980,174	$—	$—	$980,174

Description
Liabilities:
Fixed-rate debt	$280,886	$275,200	$—	$—	$275,200
Total fixed-rate debt	$280,886	$275,200	$—	$—	$275,200
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

7. Noncontrolling Interest
The following tables summarize changes in equity, including the equity attributable to noncontrolling interests, for the six months ended June 30, 2017 and June 30, 2016 (in thousands):

	Six Months Ended June 30, 2017
	On Deck Capital, Inc.'s stockholders' equity	Noncontrolling interest	Total
Balance as of January 1, 2017	$259,525	$4,072	$263,597
Net income (loss)	(12,556)	(1,615)	(14,171)
Stock based compensation	6,134	—	6,134
Exercise of options and warrants	347	—	347
Employee stock purchase plan	1,618	—	1,618
Cumulative translation adjustment	240	196	436
Purchase of shares for treasury	(644)	—	(644)
Investments by noncontrolling interests	—	3,443	3,443
Return of equity to noncontrolling interest	—	(960)	(960)
Balance at June 30, 2017	254,664	5,136	259,800

Comprehensive loss:
Net loss	(12,556)	(1,615)	(14,171)
Other comprehensive income (loss):
Foreign currency translation adjustment	240	196	436
Comprehensive income (loss):	$(12,316)	$(1,419)	$(13,735)

	Six Months Ended June 30, 2016
	On Deck Capital, Inc.'s stockholders' equity	Noncontrolling interest	Total
Balance as of January 1, 2016	$322,813	$6,609	$329,422
Net income (loss)	(30,468)	(1,381)	(31,849)
Stock based compensation	7,416	—	7,416
Exercise of options and warrants	—	—	—
Employee stock purchase plan	2,665	—	2,665
Cumulative translation adjustment	107	85	192
Other	(117)	—	(117)
Balance at June 30, 2016	302,416	5,313	307,729

Comprehensive loss:
Net loss	(30,468)	(1,381)	(31,849)
Other comprehensive income (loss):
Foreign currency translation adjustment	107	85	192
Comprehensive income (loss):	$(30,361)	$(1,296)	$(31,657)

In the third quarter of 2015, we acquired a 67% interest in an entity with the remaining 33% owned by an unrelated third party strategic partner for the purpose of providing small business loans to customers of the third party. We consolidate the financial position and results of operations of that entity. On June 29, 2017, OnDeck purchased the loans owned by that entity for an immaterial amount. That entity made a liquidating distribution to us of approximately $2 million and to the unrelated third party of approximately $1 million representing our respective proportionate share of the equity in that entity. The loan sale and distribution effectively ended the operations of that entity. No material gain or loss was recorded.
8. Stock-Based Compensation
Options
The following is a summary of option activity for the six months ended June 30, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	11,426,296	$6.10	—	—
Granted	368,894	$4.13	—	—
Exercised	(1,003,735)	$0.93	—	—
Forfeited	(1,075,772)	$9.00	—	—
Expired	(555,889)	$11.74	—	—
Outstanding at June 30, 2017	9,159,794	$5.90	7.0	$15,276
Exercisable at June 30, 2017	6,346,632	$5.09	6.3	$14,670
Vested or expected to vest as of June 30, 2017	9,066,131	$5.89	7.0	$15,271
Total compensation cost related to nonvested option awards not yet recognized as of June 30, 2017 was $8.9 million and will be recognized over a weighted-average period of approximately 2.0 years. The aggregate intrinsic value of employee options exercised during the six months ended June 30, 2017 and 2016 was $3.6 million and $1.5 million, respectively.

Restricted Stock Units

The following table summarizes our activities of Restricted Stock Units ("RSUs") and Performance Restricted Stock Units ("PRSUs") during the six months ended June 30, 2017:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	3,888,768	$8.46
RSUs and PRSUs granted	629,552	$4.26
RSUs vested	(401,768)	8.62
RSUs forfeited/expired	(1,359,360)	$8.37
Unvested at June 30, 2017	2,757,192	$7.24
Expected to vest after June 30, 2017	2,522,671	$7.30

As of June 30, 2017, there was $15.7 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 2.5 years.

Stock-based compensation expense related to stock options, RSUs, PRSUs and Employee Stock Purchase Program are included in the following line items in our accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales and marketing	$521	$941	$1,292	$1,829
Technology and analytics	542	887	1,325	1,644
Processing and servicing	157	211	330	554
General and administrative	1,754	1,871	3,518	3,635
Total	$2,974	$3,910	$6,465	$7,662

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
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and Part II — Item 1A. "Risk Factors" sections of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Important factors that could cause or contribute to such differences include risks relating to: our ability to attract potential customers to our platform and broaden our distribution capabilities and offerings; the degree to which potential customers apply for loans, are approved and borrow from us; anticipated trends, growth rates, loan originations, volume of loans sold and challenges in our business and in the markets in which we operate; the ability of our customers to repay loans and our ability to accurately assess creditworthiness; our ability to adequately reserve for loan losses; the impact of our decision to tighten credit policies; our liquidity and working capital requirements, including the availability and pricing of new debt facilities, extensions and increases to existing debt facilities, increases in our corporate line of credit, securitizations and OnDeck Marketplace® sales to fund our existing operations and planned growth, including the consequences of having inadequate resources to fund additional loans or draws on lines of credit; our reliance on our third-party service providers and the effect on our business of originating loans without third-party funding sources; the impact of increased utilization of cash or incurred debt to fund originations; the effect on our business of utilizing cash for voluntary loan purchases from third parties; the effect on our business of the current credit environment and increases in interest rate benchmarks; our ability to hire and retain necessary qualified employees, particularly following our workforce reductions announced in February and May 2017; our continuing compliance measures related to our funding advisor channel and their impact; changes in our product distribution channel mix and/or our funding mix; our ability to anticipate market needs and develop new and enhanced offerings to meet those needs; anticipated interest rate increases and origination fees on loans; maintaining and expanding our customer base; the impact of competition in our industry and innovation by our competitors; our anticipated and unanticipated growth and growth strategies, including the possible introduction of new types of loans and possible expansion into new international markets, and our ability to effectively manage that growth; our reputation and possible adverse publicity about us or our industry; the availability and cost of our funding, including challenges faced by the expiration of existing debt facilities; the impact on our business of funding loans from our cash reserves; locating funding sources for new types of loans that are ineligible for funding under our existing credit or securitization facilities and the possibility of reducing originations of these loan types; the effect of potential selective pricing increases; our expected utilization of OnDeck Marketplace and the available OnDeck Marketplace premiums; our failure to anticipate or adapt to future changes in our industry; the lack of customer acceptance or failure of our loans; our ability to offer loans to our small business customers that have terms that are competitive with alternative sources of capital; our ability to issue new loans to existing customers that seek additional capital; the evolution of technology affecting our offerings and our markets; our compliance with applicable local, state and federal and non-U.S. laws, rules and regulations and their application and interpretation, whether existing, modified or new; our ability to adequately protect our intellectual property; the effect of litigation or other disputes to which we are or may be a party; the increased expenses and administrative workload associated with being a public company; failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; the estimates and estimate methodologies used in preparing our consolidated financial statements; the future trading prices of our common stock, the impact of securities analysts’ reports and shares eligible for future sale on these prices; our ability to prevent or discover security breaks, disruption in service and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of our platform or adversely impact our ability to service our loans; and other risks, including those described in Part II - Item 1A. "Risk Factors" included elsewhere in this report, Part I - Item 1A. "Risk Factors" in our most recent Annual Report on Form 10-K and other documents that we file with the Securities and Exchange Commission, or SEC, from time to time which are available on the SEC website at www.sec.gov.
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

Overview
We are a leading online platform for small business lending. We are seeking to make it efficient and convenient for small businesses to access capital. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources to assess the creditworthiness of small businesses rapidly and accurately. Small businesses can apply for a term loan or line of credit on our website in minutes and, using our proprietary OnDeck Score®, we can make a funding decision immediately and, if approved, transfer funds as fast as the same day. Qualified customers may carry both a term loan and line of credit simultaneously which we believe provides additional repeat business opportunities, as well as increased value to our customers. We have originated more than $7 billion of loans since we made our first loan in 2007.
We generate the majority of our revenue through interest income and fees earned on the term loans we retain. Our term loans, which we offer in principal amounts ranging from $5,000 to $500,000 and with maturities of 3 to 36 months, feature fixed dollar repayments. Our lines of credit range from $6,000 to $100,000, and are generally repayable within six months of the date of the most recent draw. We earn interest on the balance outstanding and lines of credit are subject to a monthly fee unless the customer makes a qualifying minimum draw, in which case it may be waived under certain circumstances. The balance of our other revenue primarily comes from our servicing and other fee income, most of which consists of fees we receive for servicing loans owned by third-parties and marketing fees from our issuing bank partner.
We rely on a diversified set of funding sources for the capital we lend to our customers. Our primary source of this capital has historically been debt facilities with various financial institutions. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. As of June 30, 2017, we had $726.4 million of funding debt principal outstanding and $982.7 million of total borrowing capacity under such debt facilities, subject to borrowing conditions. During the second quarter of 2017 and 2016, we sold approximately $9.2 million and $79.3 million, respectively, of loans to OnDeck Marketplace purchasers. Of our total principal outstanding as of June 30, 2017, including our loans held for investment and loans sold to OnDeck Marketplace purchasers which had a balance remaining as of June 30, 2017, 14% were funded via OnDeck Marketplace purchasers, 52% were funded via our debt facilities, 27% were financed via proceeds raised from our securitization transaction and 7% were funded via our own equity.
We originate loans throughout the United States, Canada and Australia, although, to date, substantially all of our revenue has been generated in the United States. These loans are originated through our direct marketing, including direct mail, social media and other online marketing channels, and also originated through our outbound sales team, referrals from our strategic partners, including banks, payment processors and small business-focused service providers, and through funding advisors who advise small businesses on available funding options.
Key Financial and Operating Metrics
We regularly monitor a number of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Originations	$464,362	$589,686	$1,037,377	$1,159,349
Effective Interest Yield	32.8%	33.3%	33.5%	33.7%
Marketplace Gain on Sale Rate	2.8%	3.5%	3.4%	4.9%
Cost of Funds Rate	6.2%	6.7%	6.1%	6.1%
Provision Rate	7.2%	6.3%	8.0%	6.1%
Reserve Ratio	11.0%	9.3%	11.0%	9.3%
15+ Day Delinquency Ratio	7.2%	5.3%	7.2%	5.3%
Net Charge-off Rate	18.5%	11.0%	16.8%	11.0%
Net Interest Margin *	28.8%	29.5%	29.5%	30.2%
Net Interest Margin After Credit Losses (NIMAL) *	10.6%	18.8%	12.8%	19.3%
Adjusted Expense Ratio (AER) *	14.1%	16.8%	14.2%	17.2%
Adjusted Operating Yield (AOY) *	(3.5)%	2.0%	(1.4)%	2.1%

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
The denominator of the Provision Rate formula includes the new originations volume of loans held for investment, net of originations of sales of such loans within the period. However, the numerator primarily reflects the additional provision required to provide for loan losses on the net funded amount during such period. Therefore, all other things equal, an increased volume of loan rollovers and line of credit repayments and re-borrowings in a period will reduce the Provision Rate.
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
15+ Day Delinquency Ratio
15+ Day Delinquency Ratio equals the aggregate Unpaid Principal Balance for our loans that are 15 or more calendar days past due as of the end of the period as a percentage of the Unpaid Principal Balance. The Unpaid Principal Balance for our loans that are 15 or more calendar days past due includes loans that are paying and non-paying. Because our loans require weekly or daily repayments, excluding weekends and holidays, they may be deemed delinquent more quickly than loans from traditional lenders that require only monthly payments.  As of June 30, 2017, a majority of our loans required weekly repayments.
15+ Day Delinquency Ratio is not annualized, but reflects balances as of the end of the period.
Net Charge-off Rate
Net Charge-off Rate is calculated as our annualized net charge-offs for the period divided by the average Unpaid Principal Balance outstanding. Annualization is based on four quarters per year and is not business day adjusted. Net charge-offs are charged-off loans in the period, net of recoveries.
Net Interest Margin
Net Interest Margin is calculated as business day adjusted annualized Net Interest Income divided by average Interest Earning Assets. Interest Earning Assets represents the sum of Unpaid Principal Balance plus the amount of principal outstanding of loans held for sale at the end of the period. It excludes net deferred origination costs, allowance for loan losses and any loans sold or held for sale at the end of the period. Average Interest Earnings Assets is calculated as the average of Interest Earnings Assets at the beginning of the period and the end of each month in the period.
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
Adjusted Expense Ratio (AER)
Adjusted Expense Ratio (AER) represents our annualized operating expense, adjusted to exclude the impact of stock-based compensation, divided by average Loans Under Management. Loans Under Management represents the Unpaid Principal Balance plus the unpaid principal balance of loans held for sale, excluding net deferred origination costs, plus the amount of principal outstanding of term loans we serviced for others at the end of the period. Average Loans Under Management is calculated as the average of Loans Under Management at the beginning of the period and the end of each month in the period. Annualization is based on 252 business days per year, which is typical weekdays per year less U.S. Federal Reserve Bank holidays.
Adjusted Operating Yield (AOY)
Adjusted Operating Yield (AOY) represents our Net Interest Margin After Credit Losses (NIMAL) less the Adjusted Expense Ratio (AER).

On Deck Capital, Inc. and Subsidiaries
Consolidated Average Balance Sheets
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Assets
Cash and cash equivalents	$61,104	$82,728	$60,824	$98,863
Restricted cash	68,530	35,193	58,956	34,678
Loans held for investment	1,003,103	746,683	1,020,727	685,433
Less: Allowance for loan losses	(110,542)	(68,589)	(112,355)	(62,447)
Loans held for investment, net	892,561	678,094	908,372	622,986
Loans held for sale	561	7,925	660	10,708
Property, equipment and software, net	27,776	30,569	28,298	29,353
Other assets	18,030	21,505	18,940	22,012
Total assets	$1,068,562	$856,014	$1,076,050	$818,600
Liabilities and equity
Liabilities:
Accounts payable	$3,412	$4,800	$3,862	$4,653
Interest payable	2,461	1,024	2,347	925
Funding debt	747,009	501,438	750,761	459,610
Corporate debt	24,723	2,698	26,114	2,697
Accrued expenses and other liabilities	31,347	32,242	34,336	32,209
Total liabilities	808,952	542,202	817,420	500,094
Total On Deck Capital, Inc. stockholders' equity	253,260	308,074	253,271	312,513
Noncontrolling interest	6,350	5,738	5,359	5,993
Total equity	259,610	313,812	258,630	318,506
Total liabilities and equity	$1,068,562	$856,014	$1,076,050	$818,600

Memo:
Unpaid Principal Balance	$984,812	$733,526	$1,001,231	$673,519
Interest Earning Assets	$985,370	$741,226	$1,001,887	$683,907
Loans	$1,003,664	$754,608	$1,021,387	$696,141
Loans Under Management	$1,161,590	$1,020,752	$1,192,488	$980,076

Average Balance Sheet Items for the period represent the average as of the beginning of the month in the period and as of the end of each month in the period.
Non-GAAP Financial Measures
We believe that the non-GAAP metrics in this report can provide useful supplemental measures for period-to-period comparisons of our core business and useful supplemental information to investors and others in understanding and evaluating our operating results. However, non-GAAP metrics are not calculated in accordance with GAAP, and should not be considered an alternative to any measures of financial performance calculated and presented in accordance with GAAP. Other companies may calculate these non-GAAP metrics differently than we do. The reconciliations below reconcile each of our non-GAAP metrics to their most comparable respective GAAP metric.
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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•	Adjusted EBITDA does not reflect interest associated with debt used for corporate purposes or tax payments that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not reflect the potential costs we would incur if certain of our warrants were settled in cash.
The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net loss	$(2,569)	$(18,708)	$(14,171)	$(31,849)
Adjustments:
Corporate interest expense	318	37	671	75
Income tax expense	—	—	—	—
Depreciation and amortization	2,576	2,357	5,172	4,435
Stock-based compensation expense	2,974	3,910	6,465	7,662
Adjusted EBITDA	$3,299	$(12,404)	$(1,863)	$(19,677)
Adjusted Net (Loss) Income
Adjusted Net (Loss) Income represents our net loss adjusted to exclude stock-based compensation expense and warrant liability fair value adjustment, each on the same basis and with the same limitations as described above for Adjusted EBITDA.
The following table presents a reconciliation of net loss to Adjusted Net (Loss) Income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Reconciliation of Net Income (Loss) to Adjusted Net (Loss) Income
Net loss	$(2,569)	$(18,708)	$(14,171)	$(31,849)
Adjustments:
Net loss attributable to noncontrolling interest	1,071	813	1,615	1,381
Stock-based compensation expense	2,974	3,910	6,465	7,662
Adjusted Net (Loss) Income	$1,476	$(13,985)	$(6,091)	$(22,806)

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

•	Funding cost does not reflect interest associated with debt used for corporate purposes.
The following table presents a reconciliation of interest income to Net Interest Margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Reconciliation of Interest Income to Net Interest Margin (NIM)
Interest income	$83,721	$63,886	$170,832	$117,365
Less: funding costs	(11,616)	(8,374)	(22,893)	(14,096)
Net interest income	72,105	55,512	147,939	103,269
Divided by: business days in period	64	64	126	126
Net interest income per business day	1,127	867	1,174	820
Multiplied by: average business days per year	252	252	252	252
Annualized net interest income	284,004	218,484	295,848	206,640
Divided by: average Interest Earning Assets	$985,370	$741,226	$1,001,887	$683,907
Net Interest Margin (NIM)	28.8%	29.5%	29.5%	30.2%

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

•
Net Interest Margin After Credit Losses reflects net charge-offs in the period rather than provision for loan losses. To the extent that originations grow significantly, our charge-offs will likely be lower than the probable credit losses inherent in the portfolio upon origination. Furthermore, provision for loan losses consists of amounts charged to income during the period to maintain our ALLL. In addition to net charge-offs, our ALLL represents our estimate of the expected credit losses inherent in our portfolio of term loans and lines of credit and is based on a variety of factors, including the composition and quality of the portfolio, loan specific information gathered through our collection efforts, delinquency levels, our historical loss experience and general economic conditions.

•	Funding cost does not reflect interest associated with debt used for corporate purposes.

The following table presents a reconciliation of interest income to Net Interest Margin After Credit Losses for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Reconciliation of Interest Income to Net Interest Margin After Credit Losses (NIMAL)
Interest income	$83,721	$63,886	$170,832	$117,365
Less: funding costs	(11,616)	(8,374)	(22,893)	(14,096)
Net interest income	72,105	55,512	147,939	103,269
Less: net charge-offs	(45,591)	(20,129)	(83,858)	(37,170)
Net interest income after credit losses	26,514	35,383	64,081	66,099
Divided by: business days in period	64	64	126	126
Net interest income after credit losses per business day	414	553	509	525
Multiplied by: average business days per year	252	252	252	252
Annualized net interest income after credit losses	104,328	139,356	128,268	132,300
Divided by: average Interest Earning Assets	$985,370	$741,226	$1,001,887	$683,907
Net Interest Margin After Credit Losses (NIMAL)	10.6%	18.8%	12.8%	19.3%
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

The following table presents a reconciliation of operating expense to Adjusted Expense Ratio for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Reconciliation of Operating Expense to Adjusted Expense Ratio (AER)
Operating expense	$44,553	$47,528	$91,237	$92,087
Less: stock based compensation	(2,974)	(3,910)	(6,465)	(7,662)
Operating expense (Ex. SBC)	41,579	43,618	84,772	84,425
Divided by: business days in period	64	64	126	126
Operating expense (Ex. SBC) per business day	650	682	673	670
Multiplied by: average business days per year	252	252	252	252
Operating expense (Ex. SBC)	163,800	171,864	169,596	168,840
Divided by: average Loans Under Management	$1,161,590	$1,020,752	$1,192,488	$980,076
Adjusted Expense Ratio (AER)	14.1%	16.8%	14.2%	17.2%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted Operating Yield (AOY) Reconciliation and Calculation
Net Interest Margin After Credit Losses (NIMAL)	10.6%	18.8%	12.8%	19.3%
Less: Adjusted Expense Ratio (AER)	14.1%	16.8%	14.2%	17.2%
Adjusted Operating Yield (AOY)	(3.5)%	2.0%	(1.4)%	2.1%

Key Factors Affecting Our Performance

Investment in Long-Term Growth
The core elements of our long-term growth strategy include expanding our offerings, acquiring new customers, broadening our distribution capabilities, enhancing our data and analytics capabilities, and extending customer lifetime value. We plan to continue investing resources to accomplish these goals. In addition, we have been retaining more and selling fewer charged off loans, with the goal of achieving higher recoveries. These investments are intended to contribute to our long-term growth, but they may affect our near-term operating performance.
Originations
Historically, our growth in originations has been driven by the addition of new customers, increasing business from existing and previous customers, and increasing average loan size. In addition, we continue to grow our line of credit originations, which made up 22.0% and 14.2% of total dollar originations during the second quarter of 2017 and 2016, respectively.
For the three months ended June 30, 2017, total originations were $464.4 million as compared to $573.0 million and $631.9 million for the three months ended March 31, 2017 and December 31, 2016, respectively. Total originations for the three months ended June 30, 2016 were $589.7 million. The decrease in originations during the three months ended June 30, 2017 as compared to the two preceding quarters was largely due to the tightening of our credit policies used to determine eligibility, pricing and loan size for certain customers which resulted in us offering smaller loans or declining to extend credit to certain customers. We decided to tighten our credit policies in order to better control credit risk, reduce our loss rates and increase our margins with the understanding that the tightening would reduce originations. The changes to our credit policies began to take effect during the latter half of the first quarter of 2017 resulting in the second quarter of 2017 being more impacted by the credit tightening than the first quarter. We expect our originations to decrease in absolute dollars for the full year 2017 compared to the full year of 2016.
The number of weekends and holidays in a period can impact our business. Many small businesses tend to apply for loans on weekdays, and their businesses may be closed at least part of a weekend and on holidays. In addition, our loan fundings and automated customer loan repayments only occur on weekdays (excluding bank holidays).
We anticipate that our future originations will continue to depend in part on attracting new customers. As we continue to aggregate data on customers and prospective customers, we seek to use that data and our increasing knowledge to optimize our marketing spending to attract these customers as well as to continue to focus our analytics resources on better identifying potential customers. We have historically relied on all three of our channels for customer acquisition but remain focused on our direct and strategic partner channels. Collective originations through our direct and strategic partner channels made up 76% and 74% of total originations from all customers during the second quarter of 2017 and 2016, respectively. We plan to continue investing in direct marketing, sales, brand awareness and growing our strategic partnerships.

The following tables summarize the percentage of loans made to all customers originated by our three distribution channels for the periods indicated. From time to time, management is required to make judgments to determine customers' appropriate channel attribution.

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Originations (Number of Loans)	2017	2016	2017		2016
Direct and Strategic Partner	78.9%	81.1%	78.0%	0.805	80.5%
Funding Advisor	21.1%	18.9%	22.0%		19.5%

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Originations (Dollars)	2017	2016	2017	2016
Direct and Strategic Partner	75.7%	73.7%	73.4%	73.1%
Funding Advisor	24.3%	26.3%	26.6%	26.9%
We originate term loans and lines of credit to customers who are new to OnDeck as well as to repeat customers. New originations are defined as new term loan originations plus all line of credit draws in the period, including subsequent draws on existing lines of credit. Renewal originations include term loans only. We believe our ability to increase adoption of our loans within our existing customer base will be important to our future growth. A component of our future growth will include increasing the length of our customer life cycle by expanding our offerings. During the second quarter of 2017, originations from our repeat customers were generally comparable to our historical levels of approximately 50%. We believe our significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in our types of loans and services. Repeat customers generally show improvements in several key metrics. From our 2014 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 31% and 59% from their initial loan to their third loan. Similarly, from our 2015 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 31% and 44%. Historically, the net funded amount of loans to repeat customers ranges from approximately 60% to 70% of the total origination volume to repeat customers. In order for a current customer to qualify for a new term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

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
As noted in our Annual Report on Form 10-K for the year ended December 31, 2016, in the fourth quarter of 2016, we recorded provision for loan loss expense of $55.7 million which included approximately $19 million of additional expense required to build our reserve based on our latest estimate at that time of losses for loans with original maturities of 15 months or longer. As a result, our provision rate for the three months ended December 31, 2016 was 10.2%. In response to those new estimates and an analysis of the causes, we began tightening our credit policies during the latter half of the first quarter of 2017. As a result of the credit tightening policies being in effect for only a portion of the first quarter, the first quarter of 2017 Provision Rate remained elevated at 8.7%. The provision rate for the second quarter of 2017 was 7.2% which reflected a full quarter of the impact of our credit tightening policies. We expect our Provision Rate for the remainder of 2017, taken as a whole, to be approximately 7%.
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

We provide our customers with multiple pricing metrics, in addition to annual percentage rate, or APR, to assess the cost of a term loan or line of credit. Given the use case and payback period associated with our shorter term loans, we believe many of our customers prefer to understand pricing on a “dollars in, dollars out” basis and are primarily focused on total payback cost. While annualized rates like APR may help a borrower understand and compare longer term loans, an annualized rate like APR may be less useful for loans of 12 months or less because APR is sensitive to duration and small differences in term can yield large changes in associated APR.

We quote our customers the “Cents on Dollar” borrowed, or COD, which reflects the total interest to be paid by a customer to us for each dollar of principal borrowed, and does not include the loan origination fee. Our customers generally pay between $0.003 and $0.04 per month in interest for every dollar they borrow under one of our term loans. We also quote our customers the APR of a term loan or line of credit. As of June 30, 2017, the APR of our term loans outstanding ranged from 9.3% to 99.7% and the APRs of our lines of credit outstanding ranged from 13.0% to 48.4%. Because many of our loans are short-term in nature and APR is calculated on an annualized basis, we believe that our small business customers tend to understand and evaluate our term loans primarily on the basis of Cents on Dollar, or similar cost measures that provide total interest expense, rather than APR.

We continue to explore ways to increase standardization of pricing and comparison terms in our industry in order to help small business customers assess their credit options. During the fourth quarter of 2016, we adopted the SMART Box™ - which stands for “Straightforward Metrics Around Rate and Total cost,” a model pricing disclosure and comparison tool introduced by the Innovative Lending Platform Association, or ILPA, of which we are a founding member. The SMART Box presents prospective customers with several standardized pricing metrics to evaluate the cost of the term loan or line of credit, including the total cost of capital, APR, the average monthly payback amount, and the COD cost. These pricing metrics give a borrower important information to understand and compare loans, and make an educated decision.  We are providing APR data in this report as supplemental information for comparative purposes. APR is one of several metrics we use to measure performance. The interest on commercial business loans is also, generally, tax deductible as permitted by law compared to typical personal loans, which do not provide a tax deduction. APR does not give effect to the small business customer’s possible tax deductions and cash savings associated with business related interest expenses.

We believe that our product pricing has historically fallen between traditional bank loans to small businesses and certain non-bank small business financing alternatives such as merchant cash advances. The weighted average pricing on our originations has generally declined over time as measured by both average COD borrowed per month and APR as shown in the table below.

	Q2 2017	Q1 2017	Q4 2016	Q3 2016	Q2 2016	Q1 2016	2015	2014	2013	2012
Weighted Average Term Loan "Cents on Dollar" Borrowed, per Month	1.94¢	1.95¢	1.89¢	1.85¢	1.75¢	1.78¢	1.95¢	2.32¢	2.65¢	2.87¢
Weighted Average APR - Term Loans and Lines of Credit	43.2%	44.0%	42.9%	42.1%	40.2%	40.6%	44.5%	54.4%	63.4%	69.0%
Weighted Average Term Loan Length at Origination	11.8	12.3	12.8	13.1	13.7	13.2	12.4	11.2	10.0	9.2

We attribute the declining pricing shift from 2012 through the second quarter of 2016 to longer average loan term lengths, increased originations from our lower cost direct and strategic partner channels as a percentage of total originations, the growth of our line of credit product which is priced at a lower APR level than our term loans, the introduction of our customer loyalty program and our continued efforts to pass savings on to customers. During the third quarter of 2016, we implemented selective price increases which began to increase our weighted average COD and weighted average APR. These price increases were more broadly adopted during the fourth quarter of 2016. During that same period, we reduced and plan to continue to reduce the average term length of loans at origination. While this reduction of term length may not directly affect COD, it does effectively increase APR. Our pricing generally increased in the second quarter of 2017 compared to the previous quarter for loans with the same basic attributes (new or renewal, term loan or LOC) and the same distribution channel (direct, strategic partner or funding advisor). For example, pricing on term loans to new customers in the funding advisor channel increased in the second quarter of 2017 compared to the previous quarter as did pricing on term loan renewals in the direct channel. However, the blended, weighted average APR in the second quarter of 2017 decreased to 43.2% from 44.0% in the preceding quarter. This decrease was the result of a shift in the mix of originations to lower priced lines of credit, direct and strategic partner originations and renewal term loans.

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
In addition to individual loan pricing and the number of days in a period, there are many other factors that can affect EIY, including:

•
Channel Mix - In general, loans originated from the strategic partner channel have lower EIYs than loans from the direct and funding advisor channel. This is primarily due to the lower pricing of loans in the strategic partner channel.  The direct and strategic partner channels have, in the aggregate, made up 76% and 74% of total originations during the three months ended June 30, 2017, and 2016, respectively. We expect the combined direct and strategic partner channels', as well as the funding advisor channel's, percentage of originations in 2017 to remain generally comparable to 2016 levels.

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower EIYs, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher EIY loans because total payback is typically higher compared to a shorter length term for the same principal loan amount.  With the introduction of our 24-month and 36-month term loans, the average length of new term loan originations increased to 13.3 from 11.8 months for the years ended December 31, 2016 and 2015, respectively. For the three months ended June 30, 2017, the average length of new term loan originations decreased to 11.7 months as part of our concerted effort to reduce the term length of our loans at origination to better control risk.

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

•
Product Mix - In general, loans originated by line of credit customers have lower EIYs than loans from term loan customers.  This is primarily due to the fact that lines of credit are expected to have longer lifetime usage than term loans, enabling more time to recoup upfront acquisition costs.  For the second quarter of 2017, the average line of credit APR was 32.1%, compared to the average term loan APR which was 44.9%. Further, draws by line of credit customers have increased to 22.0% of total originations in the second quarter of 2017 from 18.0% the first quarter of 2017.

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

Effective Interest Yield
Q2 2017	Q1 2017	Q4 2016	Q3 2016	Q2 2016	Q1 2016	2015	2014	2013
32.8%	33.9%	33.2%	32.8%	33.3%	34.5%	35.4%	40.3%	43.5%

We expect EIY to stabilize and possibly increase as we continue to manage the pricing of our loans to optimize between risk-adjusted yields and loan origination volume.

Sale of Whole Loans through OnDeck Marketplace
We sell whole loans to institutional investors through OnDeck Marketplace. Marketplace originations are defined as loans that are sold through OnDeck Marketplace in the period or are held for sale at the end of the period. For the three months ended June 30, 2017 and 2016, approximately 2.3% and 15.6%, respectively, of total term loan originations were designated as OnDeck Marketplace originations, which resulted in loan sales of $9.2 million and $79.3 million, respectively.

We have the ability to fund our originations through a variety of funding sources, including OnDeck Marketplace. Due to the flexibility of our diversified funding model, management has the ability to exercise judgment to adjust the percentage of term loans originated through OnDeck Marketplace considering numerous factors including the prices available to us. During the three months ended June 30, 2017, premiums decreased as compared to the three months ended March 31, 2016 due, in part, to market conditions and the loan mix we elected to sell. The lower premiums available during the three months ended June 30, 2017 resulted in a Marketplace Gain on Sale Rate of 2.8% compared to 3.5% for the three months ended June 30, 2016. Despite these trends, we elected to make OnDeck Marketplace loan sales during the second quarter of 2017 to provide us an additional source of liquidity and to maintain active relationships with our institutional loan purchasers. If premiums remain steady or decrease further, we may further reduce our percentage of Marketplace originations, or potentially suspend such originations, subject to our overall financing needs.
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

The following table summarizes the initial principal of originations of the aforementioned two sources as it relates to the statement of cash flows during the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Originations of loans held for sale	8,379	55,329	41,421	167,207
Originations of loans held for investment, modified	—	23,423	9,204	39,787
Marketplace originations	8,379	78,752	50,625	206,994
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
Our CACs, on both a combined and individual basis for all three acquisition channels and evaluated as a percentage of originations, declined for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.  The decrease was primarily attributable to the increase in renewal loan volume as a percentage of total originations.
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
Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by cohort. Net lifetime charge-offs are the unpaid principal balance charged off less recoveries of loans previously charged off, and a given cohort’s net lifetime charge-off ratio equals the cohort’s net lifetime charge-offs through June 30, 2017 divided by the cohort’s total original loan volume. Repeat loans in the denominator include the full renewal loan principal, rather than the net funded amount, which is the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment. Loans originated and charged off between January 1, 2012 and June 30, 2017 were on average charged off near the end of their loan term. The chart immediately below includes all term loan originations, regardless of funding source, including loans sold through our OnDeck Marketplace or held for sale on our balance sheet.
Net Charge-off Ratios by Cohort Through June 30, 2017

	2012	2013	2014	2015	Q1 2016	Q2 2016	Q3 2016	Q4 2016	Q1 2017	Q2 2017
Principal Outstanding as of June 30, 2017	—%	—%	—%	0.5%	3.1%	7.5%	15.4%	33.1%	56.9%	87.9%

The following chart displays historical lifetime cumulative net charge-off ratios, by origination year. The chart reflects all term loan originations, regardless of funding source, including loans sold through OnDeck Marketplace or held for sale on our balance sheet. The data is shown as a static pool for annual cohorts, illustrating how the cohort has performed given equivalent months of seasoning.
Given that the originations in the second quarter of 2017 cohort are relatively unseasoned as of June 30, 2017, these cohorts reflect low lifetime charge-off ratios in the chart below. Further, given our loans are typically charged off after 90 days of nonpayment, all cohorts reflect approximately 0% charge offs for the first four months in the chart below.

Net Cumulative Lifetime Charge-off Ratios
All Loans

Originations	2013	2014	2015	Q1 2016	Q2 2016	Q3 2016	Q4 2016	Q1 2017	Q2 2017
All term loans (in thousands)	$455,931	$1,100,957	$1,703,617	$495,956	$506,097	$518,509	$531,287	$469,924	$362,219
Weighted average term (months)	10.0	11.2	12.4	13.2	13.7	13.1	12.8	12.3	11.8
Economic Conditions
Changes in the overall economy may impact our business in several ways, including demand for our loans, credit performance, loan losses and funding costs.

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

•
Credit Performance. In a strong economic climate, our customers may experience improved cash flow and liquidity, which may result in lower loan losses. In a weakening economic climate or recession, the opposite may occur. We factor economic conditions into our loan underwriting analysis and reserves for loan losses, but changes in economic conditions, particularly sudden changes, may affect our actual loan losses. These effects may be partially mitigated by the short-term nature and repayment structure of our loans, which should allow us to react more quickly than if the terms of our loans were longer than our current offerings.

•
Loan Losses. Our underwriting process is designed to limit our loan losses to levels compatible with our business strategy and financial model. The aggregate performance of loans originated from 2012 through 2015 was generally consistent with our expectations, while loans originated in 2016 are experiencing higher than expected losses. Through June 30, 2017, the aggregate performance of loans originated in the first half of 2017 is generally consistent with our expectations. Our overall loan losses are affected by a variety of factors, including external factors such as prevailing economic conditions, general small business sentiment and unusual events such as natural disasters, as well as internal factors such as the accuracy of the OnDeck Score, the effectiveness of our underwriting process and the introduction of new types of loans, such as our line of credit, with which we have less experience to draw upon when forecasting their loss rates. Our loan loss rates may vary in the future.

•
Funding Costs. Changes in macroeconomic conditions may affect generally prevailing interest rates, and such effects may be amplified or reduced by other factors such as fiscal and monetary policies, economic conditions in other markets and other factors. Interest rates may also change for reasons unrelated to economic conditions. To the extent that interest rates rise, our funding costs will increase and the spread between our Effective Interest Yield and our Cost of Funds Rate may narrow to the extent we cannot correspondingly increase the payback rates we charge our customers. We expect our Cost of Funds Rate to gradually move higher during the remainder of 2017 due to, among other things, anticipated Federal Reserve interest rate increases.

Components of Our Results of Operations
Revenue
Interest Income. We generate revenue primarily through interest and origination fees earned on the term loans and lines of credit we originate. Interest income also includes interest income earned on loans held for sale from the time the loan is originated until it is ultimately sold, as well as other miscellaneous interest income. Our interest and origination fee revenue is amortized over the term of the loan using the effective interest method. Origination fees collected but not yet recognized as revenue are netted with direct origination costs and recorded as a component of loans held for investment or loans held for sale, as appropriate, on our consolidated balance sheets and recognized over the term of the loan. Direct origination costs include costs directly attributable to originating a loan, including commissions, vendor costs and personnel costs directly related to the time spent by those individuals performing activities related to loan origination.
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
Funding Costs. Funding costs consist of the interest expense we pay on the debt we incur to fund our lending activities, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining this debt, such as banker fees, origination fees and legal fees. Such costs are expensed immediately upon early extinguishment of the related debt. Our Cost of Funds Rate will vary based on a variety of external factors, such as credit market conditions, general interest levels and interest rate spreads, as well OnDeck-specific factors, such as origination volume and credit quality. We expect our funding costs to increase in absolute dollars in 2017 due to the higher outstanding balances of our funding debt facilities which has resulted from the expansion and greater utilization of those facilities. We expect our Cost of Funds Rate to increase modestly in future periods due to anticipated Federal Reserve interest rate increases.
Operating Expense
Operating expense consists of sales and marketing, technology and analytics, processing and servicing, and general and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses, stock-based compensation expense and occupancy costs, comprise a significant component of each of these expense categories. We expect our stock-based compensation expense to decrease in 2017 relative to 2016, primarily as a result of our reduced headcount. The number of employees was 492 and 708 at June 30, 2017 and December 31, 2016, respectively. All operating expense categories also include an allocation of overhead, such as rent and other overhead, which is based on employee headcount. In each of February and May 2017, we announced workforce reductions involving both layoffs and actual and scheduled attrition. Statements below referring to our expectations of future levels of expense include the anticipated effect of those workforce reductions.
Sales and Marketing. Sales and marketing expense consists of salaries and personnel-related costs of our sales and marketing and business development employees, as well as direct marketing and advertising costs, online and offline CACs (such as direct mail, paid search and search engine optimization costs), public relations, radio and television advertising, promotional event programs and sponsorships, corporate communications and allocated overhead. We expect our sales and marketing expense for 2017 to be less than 2016 in terms of absolute dollars and to decrease as a percentage of revenue as our sales and marketing activities mature and we continue to optimize marketing spend.
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
Processing and Servicing. Processing and servicing expense consists primarily of salaries and personnel related costs of our credit analysis, underwriting, funding, fraud detection, customer service and collections employees. Additional expenses include vendor costs associated with third-party credit checks, lien filing fees and other costs to evaluate, close and fund loans and overhead costs. We anticipate our processing and servicing expense in 2017 will be less than 2016 in absolute dollars and to decrease as a percentage of revenue by driving department efficiencies.
General and Administrative. General and administrative expense consists primarily of salary and personnel-related costs for our executive, finance and accounting, legal and people operations employees. Additional expenses include a provision for the unfunded portion of our lines of credit, consulting and professional fees, insurance, legal, travel, gain or loss on foreign exchange and other corporate expenses. These expenses also include costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, directors’ and officers’ liability insurance and increased accounting costs. We anticipate that our general and administrative expense in 2017 will be less than 2016 in terms of absolute dollars as well as a percentage of revenue as our finance, accounting, legal and people operations functions mature.
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
Comparison of the Three Months Ended June 30, 2017 and 2016
Unless expressly stated otherwise, all comparisons and variance explanations are related to the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

	Three Months Ended June 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$83,721	96.6%	$63,886	92.0%	$19,835	31.0%
Gain on sales of loans	260	0.3	2,813	4.0	(2,553)	(90.8)
Other revenue	2,670	3.1	2,803	4.0	(133)	(4.7)
Gross revenue	86,651	100.0	69,502	100.0	17,149	24.7
Cost of revenue:
Provision for loan losses	32,733	37.8	32,271	46.4	462	1.4
Funding costs	11,616	13.4	8,374	12.0	3,242	38.7
Total cost of revenue	44,349	51.2	40,645	58.4	3,704	9.1
Net revenue	42,302	48.8	28,857	41.6	13,445	46.6
Operating expenses:
Sales and marketing	15,368	17.7	16,757	24.1	(1,389)	(8.3)
Technology and analytics	14,769	17.0	13,757	19.8	1,012	7.4
Processing and servicing	4,826	5.6	4,865	7.0	(39)	(0.8)
General and administrative	9,590	11.1	12,149	17.5	(2,559)	(21.1)
Total operating expenses	44,553	51.4	47,528	68.4	(2,975)	(6.3)
Loss from operations	(2,251)	(2.6)	(18,671)	(26.8)	16,420	87.9
Other expense:
Interest expense	(318)	(0.4)	(37)	(0.1)	(281)	759.5
Total other expense:	(318)	(0.4)	(37)	(0.1)	(281)	759.5
Loss before provision for income taxes	(2,569)	(3.0)	(18,708)	(26.9)	16,139	(86.3)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(2,569)	(3.0)%	$(18,708)	(26.9)%	$16,139	(86.3)%
Revenue

	Three Months Ended June 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$83,721	96.6%	$63,886	92.0%	$19,835	31.0%
Gain on sales of loans	260	0.3	2,813	4.0	(2,553)	(90.8)
Other revenue	2,670	3.1	2,803	4.0	(133)	(4.7)
Gross revenue	$86,651	100.0%	$69,502	100.0%	$17,149	24.7%
Gross revenue increased by $17.1 million, or 24.7%, from $69.5 million to $86.7 million. This growth was in part attributable to a $19.8 million, or 31.0%, increase in interest income. The combined effect of our increase in originations throughout 2016 and decreased utilization of OnDeck Marketplace resulted in a greater volume of loans being held on our balance sheet as evidenced by the 33.0% increase in average loans to $1.0 billion from $754.6 million. The increase in interest income was partially offset by a decline in our EIY on loans outstanding to 32.8% from 33.3%.
Gain on sales of loans decreased by $2.6 million, from $2.8 million to $0.3 million. This decrease was primarily attributable to a $70.1 million decrease in sales of loans through OnDeck Marketplace and a decrease in Marketplace Gain on Sale Rate from 3.5% to 2.8%.
Cost of Revenue

	Three Months Ended June 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$32,733	37.8%	$32,271	46.4%	$462	1.4%
Funding costs	11,616	13.4	8,374	12.0	3,242	38.7
Total cost of revenue	$44,349	51.2%	$40,645	58.4%	$3,704	9.1%
Provision for Loan Losses. Provision for loan losses increased by $0.5 million, or 1.4%, from $32.3 million to $32.7 million. In accordance with GAAP, we recognize revenue on loans over their term, but provide for estimated credit losses on the loans at the time they are originated. We then periodically adjust those estimates based on actual performance and changes in loss assumptions. As a result, we believe that analyzing provision for loan losses as a percentage of originations in addition to as a percentage of gross revenue provides useful insight into our operating performance. Our provision for loan losses as a percentage of originations held for investment, or the Provision Rate, increased from 6.3% to 7.2%. The increase in the Provision Rate was primarily the result of higher loss estimates for new originations as described in Part I - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Factors Affecting our Performance - Credit Performance."
Funding Costs. Funding costs increased by $3.2 million, or 38.7%, from $8.4 million to $11.6 million. The increase in funding costs was primarily attributable to the increases in our aggregate outstanding borrowings. The Average Funding Debt Outstanding was $747.0 million compared to $501.4 million while our Cost of Funds Rate decreased to 6.2% from 6.7%. As a percentage of gross revenue, funding costs increased from 12.0% to 13.4%. The increase in funding costs as a percentage of gross revenue was the result of increased utilization of funding debt, which increased the numerator of the calculation. In addition, the decrease in the gain on sale rate, the decrease in the volume of loans sold through OnDeck Marketplace, and the decrease in our EIY decreased the denominator of the calculation.

Operating Expense
Sales and Marketing

	Three Months Ended June 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$15,368	17.7%	$16,757	24.1%	$(1,389)	(8.3)%
Sales and marketing expense decreased by $1.4 million, or 8.3%, from $16.8 million to $15.4 million. The decrease was primarily attributable to a $1.2 million decrease in marketing spend and a decrease of $0.8 million in brand and radio/television advertising spend. This was partially offset by an increase of $0.7 million in syndication program costs.
Technology and Analytics

	Three Months Ended June 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$14,769	17.0%	$13,757	19.8%	$1,012	7.4%
Technology and analytics expense increased by $1.0 million, or 7.4%, from $13.8 million to $14.8 million. The increase was primarily attributable to a $0.7 million increase in software licenses and product development spend. Additionally, technology depreciation increased by $0.2 million as we continued to purchase fixed assets throughout the end of 2016 and early 2017.
Processing and Servicing

	Three Months Ended June 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$4,826	5.6%	$4,865	7.0%	$(39)	(0.8)%
Processing and servicing expense remained generally consistent.

General and Administrative

	Three Months Ended June 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$9,590	11.1%	$12,149	17.5%	$(2,559)	(21.1)%
General and administrative expense decreased by $2.6 million, or 21.1%, from $12.1 million to $9.6 million. Salary and personnel-related costs decreased by $0.9 million. The gain related to foreign currency transactions and holdings in Canadian Dollars increased, decreasing expenses by $0.7 million, driven by the increased value of the Canadian Dollar. Finally, travel and entertainment expenses decreased by $0.9 million.

Comparison of the Six Months Ended June 30, 2017 and 2016
Unless expressly stated otherwise, all comparisons and variance explanations are related to the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

	Six Months Ended June 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$170,832	95.1%	$117,365	88.8%	$53,467	45.6%
Gain on sales of loans	1,744	1.0	9,924	7.5	(8,180)	(82.4)
Other revenue	6,967	3.9	4,828	3.7	2,139	44.3
Gross revenue	179,543	100.0	132,117	100.0	47,426	35.9
Cost of revenue:
Provision for loan losses	78,913	44.0	57,708	43.7	21,205	36.7
Funding costs	22,893	12.8	14,096	10.6	8,797	62.4
Total cost of revenue	101,806	56.8	71,804	54.3	30,002	41.8
Net revenue	77,737	43.2	60,313	45.7	17,424	28.9
Operating expenses:
Sales and marketing	30,187	16.8	33,305	25.2	(3,118)	(9.4)
Technology and analytics	30,212	16.8	27,844	21.1	2,368	8.5
Processing and servicing	9,361	5.2	9,080	6.9	281	3.1
General and administrative	21,477	12.0	21,858	16.5	(381)	(1.7)
Total operating expenses	91,237	50.8	92,087	69.7	(850)	(0.9)
Loss from operations	(13,500)	(7.6)	(31,774)	(24.0)	18,274	57.5
Other expense:
Interest expense	(671)	(0.4)	(75)	(0.1)	(596)	794.7
Total other expense:	(671)	(0.4)	(75)	(0.1)	(596)	794.7
Loss before provision for income taxes	(14,171)	(8.0)	(31,849)	(24.1)	17,678	(55.5)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(14,171)	(8.0)%	$(31,849)	(24.1)%	$17,678	(55.5)%

Revenue

	Six Months Ended June 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$170,832	95.1%	$117,365	88.8%	$53,467	45.6%
Gain on sales of loans	1,744	1.0	9,924	7.5	(8,180)	(82.4)
Other revenue	6,967	3.9	4,828	3.7	2,139	44.3
Gross revenue	$179,543	100.0%	$132,117	100.0%	$47,426	35.9%
Gross revenue increased by $47.4 million, or 36%, from $132.1 million to $179.5 million. This growth was in part attributable to a $53.5 million, or 45.6%, increase in interest income. The combined effect of our increase in originations throughout 2016 and decreased utilization of OnDeck Marketplace resulted in a greater volume of loans being held on our balance sheet as evidenced by the 47% increase in average loans to $1.0 billion from $696.1 million. The increase in interest income was partially offset by a decline in our EIY on loans outstanding from 33.7% to 33.5%.
Gain on sales of loans decreased by $8.2 million, from $9.9 million to $1.7 million. This decrease was primarily attributable to a $151.8 million decrease in sales of loans through OnDeck Marketplace and a decrease in Marketplace Gain on Sale Rate from 4.9% to 3.4%.
Other revenue increased $2.1 million, or 44%, primarily attributable to an increase of $1.7 million in platform fees, and an increase of $0.5 million in monthly fees earned from lines of credit as the total number of units of outstanding lines of credit increased period over period.
Cost of Revenue

	Six Months Ended June 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$78,913	44.0%	$57,708	43.7%	$21,205	36.7%
Funding costs	22,893	12.8	14,096	10.6	8,797	62.4
Total cost of revenue	$101,806	56.8%	$71,804	54.3%	$30,002	41.8%
Provision for Loan Losses. Provision for loan losses increased by $21.2 million, or 37%, from $57.7 million to $78.9 million. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates. As a result, we believe that analyzing provision for loan losses as a percentage of originations in addition to as a percentage of gross revenue provides further insight into our operating performance. Our provision for loan losses as a percentage of originations held for investment, or the Provision Rate, increased from 6.1% to 8.0%. The increase in the Provision Rate was primarily the result of higher loss estimates for new originations as described in Part I - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Factors Affecting our Performance - Credit Performance." Additionally, $1.4 million of the provision expense in the first quarter of 2017 related to loans we purchased which had been previously sold to a third party.

Funding Costs. Funding costs increased by $8.8 million, or 62.4%, from $14.1 million to $22.9 million. The increase in funding costs was primarily attributable to the increases in our aggregate outstanding borrowings. The Average Funding Debt Outstanding was $750.8 million compared to $459.6 million while our Cost of Funds Rate remained steady at 6.1%. As a percentage of gross revenue, funding costs increased from 10.6% to 12.8%. The increase in funding costs as a percentage of gross revenue was the result of increased utilization of funding debt, which increased the numerator of the calculation. In addition, the decrease in the gain on sale rate, the decrease in the volume of loans sold through OnDeck Marketplace, and the decrease in our EIY decreased the denominator of the calculation.
Operating Expense
Sales and Marketing

	Six Months Ended June 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$30,187	16.8%	$33,305	25.2%	$(3,118)	(9.4)%
Sales and marketing expense decreased by $3.1 million, or 9%, from $33.3 million to $30.2 million. The decrease was primarily attributable to a $4.2 million decrease in acquisition marketing spend. This was offset by an increase of $1.1 million in our syndication program costs.
Technology and Analytics

	Six Months Ended June 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$30,212	16.8%	$27,844	21.1%	$2,368	8.5%
Technology and analytics expense increased by $2.4 million, or 9%, from $27.8 million to $30.2 million. The increase was primarily attributable to a $0.9 million increase in personnel-related costs and severance. Technology depreciation increased by $0.7 million as we continued to purchase fixed assets throughout the end of 2016 and early 2017. Additionally, we incurred a $1.0 million increase in software licenses as we added additional vendors through the end of 2016 and 2017.
Processing and Servicing

	Six Months Ended June 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$9,361	5.2%	$9,080	6.9%	$281	3.1%
Processing and servicing expense increased by $0.3 million, or 3%, from $9.1 million to $9.4 million. The increase was primarily attributable to an increase in third-party processing costs, credit information and filing fees as a result of increased vendor cost.

General and Administrative

	Six Months Ended June 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$21,477	12.0%	$21,858	16.5%	$(381)	(1.7)%
General and administrative expense decreased by $0.4 million, or 2%, from $21.9 million to $21.5 million. Travel and entertainment expenses decreased by $1.4 million. This decrease was partially offset by a $1.2 million increase in consulting, legal, accounting and other professional fees.

Liquidity and Capital Resources

Sources of Liquidity
During the second quarter of 2017, we originated $464.4 million of loans and during the six months ended June 30, 2017 we originated $1.0 billion utilizing a diversified set of funding sources, including cash on hand, third-party lenders (through debt facilities and securitization), OnDeck Marketplace and the cash generated by our operating, investing and financing activities.
Cash on Hand
At June 30, 2017, we had approximately $78 million of cash on hand to fund our future operations compared to approximately $80 million at December 31, 2016.  The decline was in part the result of our strategy to reduce OnDeck Marketplace sales and retain more loans on-balance sheet during the period.  Consistent with this decision, we invested more of our cash to fund on-balance sheet loan growth. Additionally we have used cash on hand to fund certain loans that do not meet the criteria to be financed through our debt facilities or exceed concentration limits under our debt facilities.
During the six months ended June 30, 2017, our investment in the residual value of our portfolio, which is in general the portion of our financed loans in excess of the outstanding debt of our debt facilities, decreased by approximately $14.5 million. Consequently, during the period, restricted cash also decreased $9.7 million primarily due to the timing of when cash was transferred to unrestricted accounts. All else equal, as the growth rate of outstanding principal balances we retain on balance sheet slows, we expect the rate of residual growth to slow as well.

Current Debt Facilities
The following table summarizes our current debt facilities available for funding our lending activities, referred to as funding debt, and our operating expenditures, referred to as corporate debt, as of June 30, 2017.

Description	Maturity Date	Weighted Average Interest Rate	Borrowing Capacity		Principal Outstanding
			(in millions)
Funding debt:
OnDeck Asset Securitization Trust II LLC	May 2020 (1)	4.7%	$250.0		$250.0
OnDeck Account Receivables Trust 2013-1 LLC	March 2019	3.8%	214.1		133.5
Receivable Assets of OnDeck, LLC	November 2018	3.7%	100.0		68.1
OnDeck Asset Funding I, LLC	February 2020 (2)	8.3%	150.0		98.3
Prime OnDeck Receivable Trust II, LLC	December 2018	3.7%	125.0	(3)	66.5
On Deck Asset Company, LLC	May 2019	8.4%	100.0		74.0
Other Agreements	Various(4)	Various	43.6		36.0
Total funding debt			$982.7		$726.4
Corporate debt:
On Deck Capital, Inc.	October 2018	5.5%	$30.0		$25.0
_________________________
(1) The period during which remaining cash flow can be used to purchase additional loans expires April 2018.
(2) The period during which new borrowings may be made under this facility expires in February 2019.
(3) Lenders obligation consists of a commitment to make loans in amount of up to $125 million on a revolving basis. Lenders may also, in their sole discretion and on an uncommitted basis, make additional loans in amount of up to $75 million on a revolving basis.
(4) Maturity dates range from July 2017 through December 2018.

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
OnDeck Marketplace
OnDeck Marketplace is our proprietary whole loan sale platform that allows participating third-party institutional investors to directly purchase small business loans from us. OnDeck Marketplace participants enter into whole loan purchase agreements to purchase loans that satisfy certain eligibility criteria. Some participants agree to purchase such loans on what is known as a "forward flow basis" while other participants purchase larger pools of whole loans in isolated transactions. The loans are sold to the participant at a pre-determined purchase price above par. We recognize a gain or loss from OnDeck Marketplace loans when sold. We currently act as servicer in exchange for a servicing fee with respect to the loans purchased by the applicable OnDeck Marketplace participant. For the six months ended June 30, 2017 and 2016, 6.1% and 20.7%, respectively, of total term originations were OnDeck Marketplace originations. The proportion of loans we sell, if any, through OnDeck Marketplace largely depends on the prices available to us. We expect to reduce OnDeck Marketplace to less than 5% of future originations for the remainder of 2017. To the extent our use of OnDeck Marketplace as a funding source decreases or ceases in the future due to lower available premiums or otherwise, we may choose to generate liquidity through our other available funding sources.

Cash and Cash Equivalents, Loans (Net of Allowance for Loan Losses), and Cash Flows
The following table summarizes our cash and cash equivalents, loans (net of ALLL) and cash flows:

	As of and for the Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash and cash equivalents	$77,936	$78,063
Restricted cash	$54,166	$39,816
Loans held for investment, net	$865,255	$730,549
Cash provided by (used in):
Operating activities	$96,995	$52,313
Investing activities	$(90,644)	$(311,137)
Financing activities	$(8,748)	$176,897
Our cash and cash equivalents at June 30, 2017 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Our restricted cash represents funds held in accounts as reserves on certain debt facilities and as collateral for issuing bank partner transactions. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements.
Cash Flows
Operating Activities
For the six months ended June 30, 2017, net cash provided by our operating activities was $97.0 million, which was primarily the result of our cash received from our customers including interest payments of $202.4 million, plus proceeds from sale of loans held for sale of $42.7 million, less $40.4 million of loans held for sale originations in excess of loan repayments received, $85.9 million utilized to pay our operating expenses and $21.3 million we used to pay the interest on our debt (both funding and corporate) and $1.0 million of origination costs paid in excess of fees collected. During that same period, accounts payable and accrued expenses and other liabilities decreased by approximately $7.3 million.
For the six months ended June 30, 2016, net cash provided by our operating activities was $52.3 million, which was primarily the result of our cash received from our customers including interest payments of $138.2 million, plus proceeds from sale of loans held for sale of $170.0 million, less $162.2 million of loans held for sale originations in excess of loan repayments received, $79.3 million utilized to pay our operating expenses and $9.4 million we used to pay the interest on our debt (both funding and corporate) and $6.0 million of origination costs paid in excess of fees collected. During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $0.9 million.
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

For the six months ended June 30, 2017, net cash used to fund our investing activities was $90.6 million and consisted primarily of $66.7 million of loan originations in excess of loan repayments received, $21.3 million of origination costs paid in excess of fees collected, $13.7 million for the purchase of loans, a $9.7 million increase in restricted cash and $2.9 million for the purchase of property, equipment and software and capitalized internal-use software development costs. These uses of cash were partially offset by $10.0 million of proceeds from sales of loans held for investment.

For the six months ended June 30, 2016, net cash used to fund our investing activities was $311.1 million, and consisted primarily of $321.8 million of loan originations in excess of loan repayments received, $21.0 million of origination costs paid in excess of fees collected and $8.1 million for the purchase of property, equipment and software and capitalized internal-use software development costs. These uses of cash were partially offset by $41.4 million of proceeds from sales of loans held for investment and a $1.4 million increase in unrestricted cash during the year.
Financing Activities
Our financing activities have consisted primarily of net borrowings from our securitization facility and our revolving debt facilities as well as the issuance of common stock.
For the six months ended June 30, 2017, net cash used in financing activities was $8.7 million and consisted primarily of $8.9 million in net repayments on our securitization and debt facilities and $3.3 million of payments of debt issuance costs. These uses of cash were partially offset by $2.4 million of net cash received from noncontrolling interest, and $1.2 million of cash received from the issuance of common stock under the employee stock purchase plan.
For the six months ended June 30, 2016, net cash used to fund our financing activities was $176.9 million and consisted primarily of $179.3 million in net borrowings from our revolving debt facilities, primarily associated with the increase in loan originations during the year and $1.5 million cash received from the issuance of common stock under our employee stock purchase plan, offset by $3.7 million in payments of debt issuance costs primarily associated with the closing of our $250 million securitization facility in May 2016.
Operating and Capital Expenditure Requirements

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

We estimate that at June 30, 2017, approximately $257 million of our own cash had been invested in our loan portfolio, approximately 71% of which was used to fund our portfolio's residual value and the remainder was used to fund ineligible loans. While investing in our portfolio's residual value is a requirement of our funding model and will remain a use of cash as loan balances grow, the use of cash to fund ineligible loans may be mitigated if and to the extent we obtain funding capacity that permits the funding of the ineligible loans. Depending upon our existing and anticipated cash needs and other considerations, we may from time to time choose to pay down our debt or finance loan originations with our own cash instead of debt to reduce funding costs.

At June 30, 2017, approximately $17.3 million of our funding debt capacity was scheduled to expire on or before June 30, 2018.

We expect to use cash flow generated from operations, available debt capacity and additional cash we may obtain by financing currently ineligible loans, to the extent that we are able to do so, to continue funding loan residuals. In addition, we may also finance our loan residuals through other unused liquidity sources such as our corporate line of credit or possible additional subordinated notes in our debt facilities.

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
Contractual Obligations
Other than as described below, and as described under the subheading " - Liquidity and Capital Resources" and in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, there have been no material changes in our commitments under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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
The Fourth A&R Credit Agreement provides for:

•	an increase in the Lender’s revolving commitments from an aggregate amount of $75 million to $100 million;

•	an approximately two year extension of the revolving commitment period during which ODAC may utilize funding capacity under the facility to May 3, 2019;

•	a decrease in the revolving loans interest rate to LIBOR (minimum of 0.75%) + 7.25% from LIBOR (minimum of 0.0%) + 9.25%;

•	an increase in the borrowing advance rate from 75% to 85%;

•	certain changes to portfolio performance covenants; and

•	various related technical, definitional, conforming and other changes.

The foregoing description of the Fourth A&R Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Fourth A&R Credit Agreement, which is filed as Exhibit 10.1 to this report and incorporated herein by reference.

RAOD Credit Agreement Amendment

On May 25, 2017, Receivable Assets of OnDeck, LLC, or RAOD, our wholly-owned subsidiary, amended and restated its existing asset-backed revolving debt facility. On that date, RAOD entered into that certain Second Amended and Restated Credit Agreement, or the Second A&R Credit Agreement, with the Lenders party thereto from time to time, SunTrust Bank, as Administrative Agent, and Wells Fargo Bank, N.A., as Paying Agent and as Collateral Agent for the Secured Parties. The Second A&R Credit Agreement amends and restates that certain Amended and Restated Credit Agreement, or the A&R Credit Agreement, dated as of February 26, 2016, by and among RAOD, as Borrower, the Lenders party thereto, the Administrative Agent, the Paying Agent and the Collateral Agent. The A&R Credit Agreement was previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
The Second A&R Credit Agreement provides for:

•	an 18-month extension of the revolving commitment period during which RAOD may utilize funding capacity under the SunTrust Facility to November 22, 2018;

•	a decrease in the Class A revolving loans interest rate from LIBOR + 3.00% to LIBOR + 2.50%;

•	certain changes to portfolio performance covenants; and

•	various related technical, definitional, conforming and other changes.

The foregoing description of the Second A&R Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Second A&R Credit Agreement, which is filed as Exhibit 10.2 to this report and incorporated herein by reference.

Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.
 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our current and prospective investors should carefully consider the following risks, in addition to those described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, and other documents that we file with the SEC from time to time which are available on the SEC website at www.sec.gov, and all other information contained in this report, including our unaudited consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Cautionary Note Regarding Forward-Looking Statements,” before making investment decisions regarding our securities. The risks and uncertainties described below supplement, or to the extent inconsistent, supersede those in our above-mentioned Annual Report on Form 10-K. In addition, the risks and uncertainties below and in such Annual Report on Form 10-K are not the only ones we face, but include the most significant factors currently known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

Competition for our employees is intense. The recent workforce reductions will make the attraction and retention of the highly skilled employees whom we need to support our business challenging, and our workforce reductions in the first half of 2017 have resulted in increased levels of employee attrition.

            Competition for highly skilled engineering, data analytics and risk management personnel is extremely intense reflecting a tight labor market, and we continue to face difficulty identifying and hiring qualified personnel in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions often consider the value of any equity they may receive in connection with their employment. Any significant volatility or performance issues in the price of our stock may adversely affect our ability to attract or retain highly skilled technical, financial, marketing and other personnel. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them.

In February 2017, we announced a cost rationalization program to realign our cost structure and improve our financial performance. As part of this program we also announced headcount reductions in February and May 2017, which were expected to result in an aggregate reduction of 27% from our headcount as of December 31, 2016 due to both announced layoffs and actual and scheduled attrition. As a result of these actions, we have experienced increased levels of employee attrition which was not unexpected given the size of the reduction in force, and we may experience other unintended consequences including reduced employee morale and productivity.  Any of these consequences may impact our efficiency, and make it more difficult and/or expensive to recruit and retain talent and train new employees. All of these consequences could result in a material adverse effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The documents listed in the Exhibit Index of this report are incorporated by reference, or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Deck Capital, Inc.

/s/ Howard Katzenberg
Howard Katzenberg Chief Financial Officer (Principal Financial Officer)
Date: August 7, 2017

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia Senior Vice President (Principal Accounting Officer)
Date: August 7, 2017

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
10.1
Fourth Amended and Restated Credit Agreement, dated as of May 4, 2017, by and among On Deck Asset Company, LLC, as Borrower, the Lenders party thereto from time to time, WM 2016-1, LLC, as Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent and as Collateral Agent for the Secured Parties.
Filed herewith.
10.2
Second Amended and Restated Credit Agreement, dated as of May 25, 2017, by and among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto from time to time, SunTrust Bank, as Administrative Agent for the Class A Revolving Lenders and Wells Fargo Bank, N.A., as Paying Agent and as Collateral Agent for the Secured Parties.
Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	All exhibits incorporated by reference to the Registrant's Form S-1 registration statement relate to Registration No. 333-200043