Form 10-Q
period 2017-09-30
On Deck Capital, Inc.
filed 2017-11-07
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
YES ☐ NO ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2017 was 73,635,045.

On Deck Capital, Inc.

PART I

Item 1.	Financial Statements (Unaudited)
ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$64,292	$79,554
Restricted cash	56,729	44,432
Loans held for investment	957,203	1,000,445
Less: Allowance for loan losses	(104,872)	(110,162)
Loans held for investment, net	852,331	890,283
Loans held for sale	—	373
Property, equipment and software, net	24,975	29,405
Other assets	17,069	20,044
Total assets	$1,015,396	$1,064,091
Liabilities and equity
Liabilities:
Accounts payable	$2,918	$5,271
Interest payable	2,213	2,122
Funding debt	702,998	726,639
Corporate debt	17,180	27,966
Accrued expenses and other liabilities	30,987	38,496
Total liabilities	756,296	800,494
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 77,002,976 and 74,801,825 shares issued and 73,623,312 and 71,605,708 outstanding at September 30, 2017 and December 31, 2016, respectively.	385	374
Treasury stock—at cost	(7,561)	(6,697)
Additional paid-in capital	489,465	477,526
Accumulated deficit	(227,973)	(211,299)
Accumulated other comprehensive loss	(6)	(379)
Total On Deck Capital, Inc. stockholders' equity	254,310	259,525
Noncontrolling interest	4,790	4,072
Total equity	259,100	263,597
Total liabilities and equity	$1,015,396	$1,064,091
The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Interest income	$80,122	$71,361	$250,954	$188,726
Gain on sales of loans	146	2,670	1,890	12,594
Other revenue	3,398	3,340	10,365	8,168
Gross revenue	83,666	77,371	263,209	209,488
Cost of revenue:
Provision for loan losses	39,582	36,586	118,495	94,294
Funding costs	11,330	8,452	34,223	22,548
Total cost of revenue	50,912	45,038	152,718	116,842
Net revenue	32,754	32,333	110,491	92,646
Operating expense:
Sales and marketing	11,903	16,789	42,090	50,094
Technology and analytics	11,748	15,050	41,960	42,894
Processing and servicing	4,160	5,181	13,521	14,261
General and administrative	9,440	12,375	30,917	34,233
Total operating expense	37,251	49,395	128,488	141,482
Loss from operations	(4,497)	(17,062)	(17,997)	(48,836)
Other expense:
Interest expense	(35)	(111)	(706)	(186)
Total other expense	(35)	(111)	(706)	(186)
Loss before provision for income taxes	(4,532)	(17,173)	(18,703)	(49,022)
Provision for income taxes	—	—	—	—
Net loss	(4,532)	(17,173)	(18,703)	(49,022)
Net loss attributable to noncontrolling interest	458	539	2,073	1,920
Net loss attributable to On Deck Capital, Inc. common stockholders	$(4,074)	$(16,634)	$(16,630)	$(47,102)
Net loss per share attributable to On Deck Capital, Inc. common shareholders:
Basic and diluted	$(0.06)	$(0.23)	$(0.23)	$(0.67)
Weighted-average common shares outstanding:
Basic and diluted	73,272,085	70,971,895	72,613,221	70,750,037

Comprehensive loss:
Net loss	$(4,532)	$(17,173)	$(18,703)	$(49,022)
Other comprehensive loss:
Foreign currency translation adjustment	246	210	682	393
Comprehensive loss	(4,286)	(16,963)	(18,021)	(48,629)
Comprehensive loss attributable to noncontrolling interests	(111)	(95)	(307)	(177)
Net loss attributable to noncontrolling interest	458	539	2,073	1,920
Comprehensive loss attributable to On Deck Capital, Inc. common stockholders	$(3,939)	$(16,519)	$(16,255)	$(46,886)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(18,703)	$(49,022)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	118,495	94,294
Depreciation and amortization	7,623	6,887
Amortization of debt issuance costs	2,777	3,733
Stock-based compensation	9,521	11,423
Amortization of net deferred origination costs	36,419	25,837
Changes in servicing rights, at fair value	1,440	4,074
Gain on sales of loans	(1,890)	(12,594)
Unfunded loan commitment reserve	227	(405)
Gain on extinguishment of debt	(312)	(940)
Changes in operating assets and liabilities:
Other assets	2,106	(1,221)
Accounts payable	(2,353)	1,386
Interest payable	91	826
Accrued expenses and other liabilities	(7,641)	(844)
Originations of loans held for sale	(44,489)	(238,077)
Capitalized net deferred origination costs of loans held for sale	(1,128)	(8,074)
Proceeds from sale of loans held for sale	45,921	246,051
Principal repayments of loans held for sale	1,039	6,189
Net cash provided by operating activities	149,143	89,523
Cash flows from investing activities
Change in restricted cash	(12,297)	(4,364)
Purchases of property, equipment and software	(1,129)	(6,337)
Capitalized internal-use software	(2,226)	(3,702)
Originations of term loans and lines of credit, excluding rollovers into new originations	(1,302,889)	(1,333,192)
Proceeds from sale of loans held for investment	12,396	57,238
Payments of net deferred origination costs	(32,747)	(32,909)
Principal repayments of term loans and lines of credit	1,220,673	881,077
Other	—	(201)
Purchase of loans	(13,730)	(6,672)
Net cash used in investing activities	(131,949)	(449,062)
Cash flows from financing activities
Investments by noncontrolling interests	3,443	—
Purchase of treasury shares	(864)	(576)
Proceeds from exercise of stock options and warrants	490	131
Issuance of common stock under employee stock purchase plan	1,838	2,606
Proceeds from the issuance of funding debt	133,318	606,051
Proceeds from the issuance of corporate debt	24,200	10,000
Payments of debt issuance costs	(3,228)	(4,655)
Distribution to noncontrolling interest	(1,000)	—

	Nine Months Ended September 30,
	2017	2016
Repayments of funding debt principal	(156,477)	(328,321)
Repayments of corporate debt principal	(35,000)	—
Net cash provided by (used in) financing activities	(33,280)	285,236
Effect of exchange rate changes on cash and cash equivalents	824	429
Net decrease in cash and cash equivalents	(15,262)	(73,874)
Cash and cash equivalents at beginning of period	79,554	159,822
Cash and cash equivalents at end of period	$64,292	$85,948
Supplemental disclosure of other cash flow information
Cash paid for interest	$31,467	$16,282
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$154	$1,025
Loans transferred from loans held for sale to loans held for investment	$—	$861
Unpaid principal balance of term loans rolled into new originations	$220,925	$200,637

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
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue Recognition, which creates ASC 606, Revenue from Contracts with Customers, and supersedes ASC 605, Revenue Recognition. ASU 2014-09 requires revenue to be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services and also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows from customer contracts. The new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which makes amendments to the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction and impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which makes amendments to the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which makes amendments to the new revenue standard regarding assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at the time of transition to the new standard. Each amendment has the same effective date and transition requirements as the new revenue recognition standard. We completed our initial assessment of the impact of the new revenue standard noting that revenue generated in accordance with ASC 310, Receivables, and ASC 860, Transfers and Servicing, is explicitly excluded from the scope of ASC 606. Accordingly, we have concluded that our interest income, gains on loan sales and loan servicing income will not be affected by the adoption of ASC 606. Marketing fees from our issuing bank partner as well as certain fees associated with OnDeck-as-a-Service will be within the scope of ASC 606. We will adopt the requirements of the new standard effective January 1, 2018 and intend to apply the modified retrospective method of adoption with the cumulative effect of adoption, if material, recognized at the date of initial application. We believe that ASC 606 will have little, if any, impact on the timing and amount of revenue recognition as compared to the current standard and that there will be no material impact upon adoption.
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
2. Net Loss Per Common Share
Basic and diluted net loss per common share is calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(4,532)	$(17,173)	$(18,703)	$(49,022)
Less: net loss attributable to noncontrolling interest	458	539	2,073	1,920
Net loss attributable to On Deck Capital, Inc. common stockholders	$(4,074)	$(16,634)	$(16,630)	$(47,102)
Denominator:
Weighted-average common shares outstanding, basic and diluted	73,272,085	70,971,895	72,613,221	70,750,037
Net loss per common share, basic and diluted	$(0.06)	$(0.23)	$(0.23)	$(0.67)

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given our net losses. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Anti-Dilutive Common Share Equivalents
Warrants to purchase common stock	22,000	22,000	22,000	22,000
Restricted stock units	3,528,871	4,225,480	3,528,871	4,225,480
Stock options	8,227,736	11,997,551	8,227,736	11,997,551
Employee stock purchase program	34,820	40,706	34,820	40,706
Total anti-dilutive common share equivalents	11,813,427	16,285,737	11,813,427	16,285,737

The weighted-average exercise price for warrants to purchase 2,007,846 shares of common stock was $10.70 as of September 30, 2017. For the three months and nine months ended September 30, 2017, and 2016 a warrant to purchase 1,985,846 and 2,206,496 shares of common stock, respectively, was excluded from anti-dilutive common share equivalents as performance conditions had not been met.

3. Loans Held for Investment and Allowance for Loan Losses
Loans held for investment consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Term loans	$815,043	$864,066
Lines of credit	125,837	116,385
Total unpaid principal balance	940,880	980,451
Net deferred origination costs	16,323	19,994
Total loans held for investment	$957,203	$1,000,445
During the nine months ended September 30, 2017, we paid $13.7 million to purchase term loans that we previously sold to a third party which are included in the unpaid principal balance of loans held for investment.
We include both loans we originate and loans funded by our issuing bank partner and later purchased by us as part of our originations. During the three months ended September 30, 2017 and 2016, we purchased such loans from our issuing bank partner in the amount of $101.6 million and $147.3 million, respectively. During the nine months ended September 30, 2017 and 2016, we purchased such loans in the amount of $367.3 million and $381.0 million, respectively.

The activity in the allowance for loan losses for the three months ended September 30, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$105,217	$73,849	$110,162	$53,311
Provision for loan losses	39,582	36,586	118,495	94,294
Loans charged off	(45,257)	(25,268)	(135,958)	(65,411)
Recoveries of loans previously charged off	5,330	2,201	12,173	5,174
Allowance for loan losses at end of period	$104,872	$87,368	$104,872	$87,368
When loans are charged-off, we may continue to attempt to recover amounts from the respective borrowers and guarantors, or pursue our rights through formal legal action. Alternatively, we may sell such previously charged-off loans to a third-party debt collector.  The proceeds from these sales are recorded as a component of the recoveries of loans previously charged off. For the three months ended September 30, 2017 and 2016, previously charged-off loans sold accounted for $2.4 million and $1.2 million, respectively, of recoveries of loans previously charged off. For the nine months ended September 30, 2017 and 2016, previously charged-off loans sold accounted for $6.2 million and $3.1 million, respectively, of recoveries of loans previously charged off.
As of September 30, 2017 and December 31, 2016, our credit exposure related to the undrawn line of credit balances was $194.0 million and $164.5 million, respectively. The related reserve on unfunded loan commitments was $4.1 million and $3.9 million as of September 30, 2017 and December 31, 2016, respectively. Net adjustments to the accrual for unfunded loan commitments are included in general and administrative expenses.
The following table contains information, on a combined basis, regarding the unpaid principal balance of loans we originated and the amortized cost of loans purchased from third parties other than our issuing bank partner related to non-delinquent, paying and non-paying delinquent loans as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Non-delinquent loans	$835,320	$890,297
Delinquent: paying (accrual status)	61,953	36,073
Delinquent: non-paying (non-accrual status)	43,607	54,081
Total	$940,880	$980,451

The portion of the allowance for loan losses attributable to non-delinquent loans was $60.6 million and $59.5 million as of September 30, 2017 and December 31, 2016, respectively, while the portion of the allowance for loan losses attributable to delinquent loans was $44.3 million and $50.7 million as of September 30, 2017 and December 31, 2016, respectively.
The following table shows an aging analysis of the unpaid principal balance related to loans held for investment by delinquency status as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
By delinquency status:
Non-delinquent loans	$835,320	$890,297
1-14 calendar days past due	34,724	25,899
15-29 calendar days past due	20,055	15,990
30-59 calendar days past due	20,975	22,677
60-89 calendar days past due	15,658	13,952
90 + calendar days past due	14,148	11,636
Total unpaid principal balance	$940,880	$980,451
4. Servicing Rights
As of September 30, 2017 and December 31, 2016, we serviced term loans owned by others with a remaining unpaid principal balance of $141.0 million and $222.0 million, respectively. During the three months ended September 30, 2017 and 2016, we sold through OnDeck Marketplace loans with an unpaid principal balance of $5.3 million and $87.5 million, respectively, and during the nine months ended September 30, 2017 and 2016, we sold loans with an unpaid principal balance of $55.5 million and $284.9 million, respectively.
For the three months ended September 30, 2017 and 2016, we earned $0.4 million and $0.3 million of servicing revenue, respectively. For the nine months ended September 30, 2017 and 2016, we earned $1.3 million, and $0.9 million of servicing revenue, respectively.
The following table summarizes the activity related to the fair value of our servicing assets for the three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fair value at the beginning of period	$701	$1,989	$1,131	$3,489
Addition:
Servicing resulting from transfers of financial assets	275	717	938	2,272
Changes in fair value:
Other changes in fair value (1)	(347)	(1,019)	(1,440)	(4,074)
Fair value at the end of period (Level 3)	$629	$1,687	$629	$1,687
  ___________
(1) Represents changes due to collection of expected cash flows through September 30, 2017 and 2016.

5. Debt
The following table summarizes our outstanding debt as of September 30, 2017 and December 31, 2016 (in thousands):

Description	Type	Maturity Date	Weighted Average Interest Rate at September 30, 2017	September 30, 2017	December 31, 2016
Funding Debt:
ODAST II Agreement	Securitization Facility	May 2020 (1)	4.7%	$250,000	$250,000
ODART Agreement	Revolving	March 2019	3.9%	123,498	133,767
RAOD Agreement	Revolving	November 2018	3.7%	71,119	99,985
ODAF I Agreement	Revolving	February 2020 (2)	8.5%	81,633	100,000
ODAC Agreement	Revolving	May 2019	8.5%	76,321	65,486
PORT II Agreement	Revolving	December 2018	3.7%	67,296	52,397
Other Agreements	Various	Various (3)	Various	39,385	30,887
				709,252	732,522
Deferred Debt Issuance Cost				(6,254)	(5,883)
Total Funding Debt				$702,998	$726,639

Corporate Debt:
Square 1 Agreement	Revolving	October 2018	5.5%	17,200	28,000
Deferred Debt Issuance Cost				(20)	(34)
Total Corporate Debt				$17,180	$27,966

(1)	The period during which remaining cash flow can be used to purchase additional loans expires April 2018.

(2)	The period during which new borrowings may be made under this facility expires in February 2019.

(3)	Maturity dates range from October 2017 to December 2018.

Certain of our loans held for investment are pledged as collateral for borrowings in our funding debt facilities. These loans totaled $773.7 million and $886.4 million as of September 30, 2017 and December 31, 2016, respectively. Our corporate debt facility is collateralized by substantially all of our assets.
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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
Description	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$629	$629
Total assets	$—	$—	$629	$629

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$1,131	$1,131
Total assets	$—	$—	$1,131	$1,131
There were no transfers between levels for the nine months ended September 30, 2017 or December 31, 2016.

The following tables presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurement as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Unobservable input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service(1)	0.09%	0.14%	0.12%
	Renewal rate	42.72%	56.07%	52.74%
	Default rate	10.22%	11.00%	10.84%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance.

	December 31, 2016
	Unobservable input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service(1)	0.09%	0.14%	0.11%
	Renewal rate	46.20%	56.54%	50.14%
	Default rate	10.32%	10.75%	10.48%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance.

Changes in certain of the unobservable inputs noted above may have a significant impact on the fair value of our servicing asset. The following table summarizes the effect adverse changes in estimate would have on the fair value of the servicing asset as of September 30, 2017 and December 31, 2016 given hypothetical changes in default rate and cost to service (in thousands):

	September 30, 2017	December 31, 2016
	Servicing Assets
Default rate assumption:
Default rate increase of 25%	$(62)	$(98)
Default rate increase of 50%	$(120)	$(188)
Cost to service assumption:
Cost to service increase by 25%	$(48)	$(60)
Cost to service increase by 50%	$(95)	$(120)
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

	September 30, 2017
Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$852,331	$934,867	$—	$—	$934,867
Total assets	$852,331	$934,867	$—	$—	$934,867

Description
Liabilities:
Fixed-rate debt	$276,324	$262,216	$—	$—	$262,216
Total fixed-rate debt	$276,324	$262,216	$—	$—	$262,216

	December 31, 2016
Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$890,283	$979,780	$—	$—	$979,780
Loans held for sale	373	394	—		394
Total assets	$890,656	$980,174	$—	$—	$980,174

Description
Liabilities:
Fixed-rate debt	$280,886	$275,200	$—	$—	$275,200
Total fixed-rate debt	$280,886	$275,200	$—	$—	$275,200
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

7. Noncontrolling Interest
The following tables summarize changes in equity, including the equity attributable to noncontrolling interests, for the nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Nine Months Ended September 30, 2017
	On Deck Capital, Inc.'s stockholders' equity	Noncontrolling interest	Total
Balance as of January 1, 2017	$259,525	$4,072	$263,597
Net income (loss)	(16,630)	(2,073)	(18,703)
Stock based compensation	9,115	—	9,115
Exercise of options and warrants	490	—	490
Employee stock purchase plan	2,299	—	2,299
Cumulative translation adjustment	375	307	682
Purchase of shares for treasury	(864)	—	(864)
Investments by noncontrolling interests	—	3,443	3,443
Return of equity to noncontrolling interest	—	(959)	(959)
Balance at September 30, 2017	254,310	4,790	259,100

Comprehensive loss:
Net loss	(16,630)	(2,073)	(18,703)
Other comprehensive income (loss):
Foreign currency translation adjustment	375	307	682
Comprehensive income (loss):	$(16,255)	$(1,766)	$(18,021)

	Nine Months Ended September 30, 2016
	On Deck Capital, Inc.'s stockholders' equity	Noncontrolling interest	Total
Balance as of January 1, 2016	$322,813	$6,609	$329,422
Net income (loss)	(47,102)	(1,920)	(49,022)
Stock based compensation	11,399	—	11,399
Exercise of options and warrants	168	—	168
Employee stock purchase plan	3,996	—	3,996
Cumulative translation adjustment	216	177	393
Purchase of shares for treasury	(576)	—	(576)
Balance at September 30, 2016	290,914	4,866	295,780

Comprehensive loss:
Net loss	(47,102)	(1,920)	(49,022)
Other comprehensive income (loss):
Foreign currency translation adjustment	216	177	393
Comprehensive income (loss):	$(46,886)	$(1,743)	$(48,629)

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
8. Stock-Based Compensation
Options
The following is a summary of option activity for the nine months ended September 30, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	11,426,296	$6.10	—	—
Granted	368,894	$4.13	—	—
Exercised	(1,351,648)	$0.87	—	—
Forfeited	(1,095,455)	$9.07	—	—
Expired	(1,120,351)	$11.36	—	—
Outstanding at September 30, 2017	8,227,736	$5.76	6.7	$13,831
Exercisable at September 30, 2017	5,948,010	$4.98	6.1	$13,510
Vested or expected to vest as of September 30, 2017	8,164,605	$5.75	6.7	$13,827
Total compensation cost related to nonvested option awards not yet recognized as of September 30, 2017 was $7.3 million and will be recognized over a weighted-average period of approximately 1.8 years. The aggregate intrinsic value of employee options exercised during the nine months ended September 30, 2017 and 2016 was $5.0 million and $2.4 million, respectively.

Restricted Stock Units

The following table summarizes our activities of Restricted Stock Units ("RSUs") and Performance Restricted Stock Units ("PRSUs") during the nine months ended September 30, 2017:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	3,888,768	$8.46
RSUs and PRSUs granted	1,791,690	$4.50
RSUs vested	(546,671)	$9.09
RSUs and PRSUs forfeited/expired	(1,604,916)	$8.15
Unvested at September 30, 2017	3,528,871	$6.30
Expected to vest after September 30, 2017	3,121,430	$6.36

As of September 30, 2017, there was $16.3 million of unrecognized compensation cost related to unvested RSUs and PRSUs, which is expected to be recognized over the next 2.7 years.

Stock-based compensation expense related to stock options, RSUs, PRSUs and Employee Stock Purchase Program are included in the following line items in our accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales and marketing	$538	$920	$1,830	$2,749
Technology and analytics	499	793	1,824	2,437
Processing and servicing	99	227	429	781
General and administrative	1,920	1,821	5,438	5,456
Total	$3,056	$3,761	$9,521	$11,423

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

Important factors that could cause or contribute to such differences include risks relating to: our ability to attract potential customers to our platform and broaden our distribution capabilities and offerings; the degree to which potential customers apply for loans, are approved and borrow from us; anticipated trends, growth rates, loan originations, volume of loans sold and challenges in our business and in the markets in which we operate; the ability of our customers to repay loans and our ability to accurately assess creditworthiness; our ability to adequately reserve for loan losses; the impact of our decision to tighten credit policies; our liquidity and working capital requirements, including the availability and pricing of new debt facilities, extensions and increases to existing debt facilities, increases in our corporate line of credit, securitizations and OnDeck Marketplace® sales to fund our existing operations and planned growth, including the consequences of having inadequate resources to fund additional loans or draws on lines of credit; the impact on our customers of Hurricane Harvey and Hurricane Irma, which may reduce demand for our loans or cause our customers to suffer significant losses and/or incur significant disruption in their respective operations, which may affect their ability to repay their loans; our reliance on our third-party service providers and the effect on our business of originating loans without third-party funding sources; the impact of increased utilization of cash or incurred debt to fund originations; the effect on our business of utilizing cash for voluntary loan purchases from third parties; the effect on our business of the current credit environment and increases in interest rate benchmarks; our ability to hire and retain necessary qualified employees, particularly following our workforce reductions announced in February and May 2017; our continuing compliance measures related to our funding advisor channel and their impact; changes in our product distribution channel mix and/or our funding mix; our ability to anticipate market needs and develop new and enhanced offerings to meet those needs; anticipated interest rate increases and origination fees on loans; maintaining and expanding our customer base; the impact of competition in our industry and innovation by our competitors; our anticipated and unanticipated growth and growth strategies, including the possible introduction of new types of loans and possible expansion into new international markets, and our ability to effectively manage that growth; our reputation and possible adverse publicity about us or our industry; the availability and cost of our funding, including challenges faced by the expiration of existing debt facilities; the impact on our business of funding loans from our cash reserves; locating funding sources for new types of loans that are ineligible for funding under our existing credit or securitization facilities and the possibility of reducing originations of these loan types; the effect of potential selective pricing increases; our expected utilization of OnDeck Marketplace and the available OnDeck Marketplace premiums; our failure to anticipate or adapt to future changes in our industry; the lack of customer acceptance or failure of our loans; our ability to offer loans to our small business customers that have terms that are competitive with alternative sources of capital; our ability to issue new loans to existing customers that seek additional capital; the evolution of technology affecting our offerings and our markets; our compliance with applicable local, state and federal and non-U.S. laws, rules and regulations and their application and interpretation, whether existing, modified or new; our ability to adequately protect our intellectual property; the effect of litigation or other disputes to which we are or may be a party; the increased expenses and administrative workload associated with being a public company; failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; the estimates and estimate methodologies used in preparing our consolidated financial statements; the future trading prices of our common stock, the impact of securities analysts’ reports and shares eligible for future sale on these prices; our ability to prevent or discover security breaks, disruption in service and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of our platform or adversely impact our ability to service our loans; and other risks, including those described in Part II - Item 1A. "Risk Factors" included elsewhere in this report, Part I - Item 1A. "Risk Factors" in our most recent Annual Report on Form 10-K, Part II - Item 1A. "Risk Factors" in our Quarterly Report for the quarter ended June 30, 2017 and other documents that we file with the Securities and Exchange Commission, or SEC, from time to time which are available on the SEC website at www.sec.gov.
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
We generate the majority of our revenue through interest income and fees earned on the term loans we retain. Our term loans, which we offer in principal amounts ranging from $5,000 to $500,000 and with maturities of 3 to 36 months, feature fixed dollar repayments. Our lines of credit range from $6,000 to $100,000, and are generally repayable within six months of the date of the most recent draw. We earn interest on the balance outstanding and lines of credit are subject to a monthly fee unless the customer makes a qualifying minimum draw, in which case it may be waived under certain circumstances. The balance of our other revenue primarily comes from our servicing and other fee income, most of which consists of marketing fees from our issuing bank partner, fees generated by OnDeck-as-a-Service, and fees we receive for servicing loans owned by third-parties.
We rely on a diversified set of funding sources for the capital we lend to our customers. Our primary source of this capital has historically been debt facilities with various financial institutions. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. As of September 30, 2017, we had $709.3 million of funding debt principal outstanding and $983.1 million of total borrowing capacity under such debt facilities, subject to borrowing conditions. During the third quarter of 2017 and 2016, we sold approximately $5.5 million and $89.9 million, respectively, of loans to OnDeck Marketplace purchasers. Of our total principal outstanding as of September 30, 2017, including our loans held for investment and loans sold to OnDeck Marketplace purchasers which had a balance remaining as of September 30, 2017, 3% were funded via OnDeck Marketplace purchasers, 58% were funded via our debt facilities, 30% were financed via proceeds raised from our securitization transaction and 9% were funded via our own equity.
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

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Originations	$530,926	$612,557	$1,568,303	$1,771,906
Effective Interest Yield	33.4%	32.8%	33.4%	33.4%
Marketplace Gain on Sale Rate	2.7%	3.0%	3.3%	4.3%
Cost of Funds Rate	6.4%	5.7%	6.2%	5.9%
Provision Rate	7.5%	6.9%	7.8%	6.4%
Reserve Ratio	11.1%	9.8%	11.1%	9.8%
15+ Day Delinquency Ratio	7.5%	6.2%	7.5%	6.2%
Net Charge-off Rate	16.9%	11.0%	16.8%	11.0%
Net Interest Margin *	29.1%	29.4%	29.4%	30.0%
Net Interest Margin After Credit Losses (NIMAL) *	12.2%	18.7%	12.6%	19.1%
Adjusted Expense Ratio (AER) *	12.6%	16.5%	13.7%	17.0%
Adjusted Operating Yield (AOY) *	(0.4)%	2.2%	(1.1)%	2.1%

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
15+ Day Delinquency Ratio
15+ Day Delinquency Ratio equals the aggregate Unpaid Principal Balance for our loans that are 15 or more calendar days past due as of the end of the period as a percentage of the Unpaid Principal Balance. The Unpaid Principal Balance for our loans that are 15 or more calendar days past due includes loans that are paying and non-paying. Because our loans require weekly or daily repayments, excluding weekends and holidays, they may be deemed delinquent more quickly than loans from traditional lenders that require only monthly payments.  As of September 30, 2017, a majority of our loans required weekly repayments.
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
Adjusted Operating Yield (AOY)
Adjusted Operating Yield (AOY) represents our Net Interest Margin After Credit Losses (NIMAL) less the Adjusted Expense Ratio (AER).

On Deck Capital, Inc. and Subsidiaries
Consolidated Average Balance Sheets
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Assets
Cash and cash equivalents	$59,530	$72,309	$58,595	$90,321
Restricted cash	58,659	46,478	59,316	38,884
Loans held for investment	960,587	851,457	1,001,697	739,946
Less: Allowance for loan losses	(103,397)	(81,118)	(109,486)	(68,775)
Loans held for investment, net	857,190	770,339	892,211	671,171
Loans held for sale	—	4,846	462	9,051
Property, equipment and software, net	25,919	30,328	27,480	29,636
Other assets	17,843	19,676	18,483	21,376
Total assets	$1,019,141	$943,976	$1,056,547	$860,439
Liabilities and equity
Liabilities:
Accounts payable	$3,077	$3,332	$3,377	$4,203
Interest payable	2,300	1,313	2,322	1,060
Funding debt	710,601	597,678	737,864	505,406
Corporate debt	11,078	7,699	20,213	4,698
Accrued expenses and other liabilities	32,276	32,876	33,786	32,460
Total liabilities	759,332	642,898	797,562	547,827
Total On Deck Capital, Inc. stockholders' equity	254,731	295,989	253,716	306,913
Noncontrolling interest	5,077	5,089	5,269	5,699
Total equity	259,808	301,078	258,985	312,612
Total liabilities and equity	$1,019,140	$943,976	$1,056,547	$860,439

Memo:
Unpaid Principal Balance	$944,372	$836,542	$983,230	$727,038
Interest Earning Assets	$944,372	$841,270	$983,689	$735,825
Loans	$960,587	$856,303	$1,002,159	$748,997
Loans Under Management	$1,089,406	$1,087,641	$1,159,438	$1,015,768

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•	Adjusted EBITDA does not reflect interest associated with debt used for corporate purposes or tax payments that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not reflect the potential costs we would incur if certain of our warrants were settled in cash.
The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net loss	$(4,532)	$(17,173)	$(18,703)	$(49,022)
Adjustments:
Corporate interest expense	35	111	706	186
Income tax expense	—	—	—	—
Depreciation and amortization	2,451	2,452	7,623	6,887
Stock-based compensation expense	3,056	3,761	9,521	11,423
Adjusted EBITDA	$1,010	$(10,849)	$(853)	$(30,526)
Adjusted Net (Loss) Income
Adjusted Net (Loss) Income represents our net loss adjusted to exclude stock-based compensation expense and warrant liability fair value adjustment, each on the same basis and with the same limitations as described above for Adjusted EBITDA.
The following table presents a reconciliation of net loss to Adjusted Net (Loss) Income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Reconciliation of Net Income (Loss) to Adjusted Net (Loss) Income
Net loss	$(4,532)	$(17,173)	$(18,703)	$(49,022)
Adjustments:
Net loss attributable to noncontrolling interest	458	539	2,073	1,920
Stock-based compensation expense	3,056	3,761	9,521	11,423
Adjusted Net Loss	$(1,018)	$(12,873)	$(7,109)	$(35,679)

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

•	Funding cost does not reflect interest associated with debt used for corporate purposes.
The following table presents a reconciliation of interest income to Net Interest Margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Reconciliation of Interest Income to Net Interest Margin (NIM)
Interest income	$80,122	$71,361	$250,954	$188,726
Less: funding costs	(11,330)	(8,452)	(34,223)	(22,548)
Net interest income	68,792	62,909	216,731	166,178
Divided by: business days in period	63	64	189	190
Net interest income per business day	1,092	983	1,147	875
Multiplied by: average business days per year	252	252	252	252
Annualized net interest income	275,184	247,716	289,044	220,500
Divided by: average Interest Earning Assets	$944,372	$841,270	$983,689	$735,825
Net Interest Margin (NIM)	29.1%	29.4%	29.4%	30.0%

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

•	Funding cost does not reflect interest associated with debt used for corporate purposes.

The following table presents a reconciliation of interest income to Net Interest Margin After Credit Losses for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Reconciliation of Interest Income to Net Interest Margin After Credit Losses (NIMAL)
Interest income	$80,122	$71,361	$250,954	$188,726
Less: funding costs	(11,330)	(8,452)	(34,223)	(22,548)
Net interest income	68,792	62,909	216,731	166,178
Less: net charge-offs	(39,927)	(23,067)	(123,785)	(60,237)
Net interest income after credit losses	28,865	39,842	92,946	105,941
Divided by: business days in period	63	64	189	190
Net interest income after credit losses per business day	458	623	492	558
Multiplied by: average business days per year	252	252	252	252
Annualized net interest income after credit losses	115,416	156,996	123,984	140,616
Divided by: average Interest Earning Assets	$944,372	$841,270	$983,689	$735,825
Net Interest Margin After Credit Losses (NIMAL)	12.2%	18.7%	12.6%	19.1%
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

The following table presents a reconciliation of operating expense to Adjusted Expense Ratio for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Reconciliation of Operating Expense to Adjusted Expense Ratio (AER)
Operating expense	$37,251	$49,395	$128,488	$141,482
Less: stock based compensation	(3,056)	(3,761)	(9,521)	(11,423)
Operating expense (Ex. SBC)	34,195	45,634	118,967	130,059
Divided by: business days in period	63	64	189	190
Operating expense (Ex. SBC) per business day	543	713	629	685
Multiplied by: average business days per year	252	252	252	252
Operating expense (Ex. SBC)	136,836	179,676	158,508	172,620
Divided by: average Loans Under Management	$1,089,406	$1,087,641	$1,159,438	$1,015,768
Adjusted Expense Ratio (AER)	12.6%	16.5%	13.7%	17.0%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted Operating Yield (AOY) Reconciliation and Calculation
Net Interest Margin After Credit Losses (NIMAL)	12.2%	18.7%	12.6%	19.1%
Less: Adjusted Expense Ratio (AER)	12.6%	16.5%	13.7%	17.0%
Adjusted Operating Yield (AOY)	(0.4)%	2.2%	(1.1)%	2.1%

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
Originations
Historically, our growth in originations has been driven by the addition of new customers, increasing business from existing and previous customers, and increasing average loan size. In addition, we continue to grow our line of credit originations, which made up 19.6% and 15.4% of total dollar originations during the third quarter of 2017 and 2016, respectively.
For the three months ended September 30, 2017, total originations were $530.9 million as compared to $464.4 million, $573.0 million and $631.9 million for the three months ended June 30, 2017, March 31, 2017 and December 31, 2016, respectively. Total originations for the three months ended September 30, 2016 were $612.6 million. The general decrease in originations since December 31, 2016 was largely due to the tightening of our credit policies used to determine eligibility, pricing and loan size for certain customers which resulted in us offering smaller loans or declining to extend credit to certain customers. We decided to tighten our credit policies in order to better control credit risk, reduce our loss rates, and increase our margins with the understanding that the tightening would reduce originations. The changes to our credit policies began to take effect during the latter half of the first quarter of 2017 resulting in the second quarter of 2017 being more impacted by the credit tightening than the first quarter.
Originations increased to $530.9 million during the third quarter of 2017 from $464.4 million in the second quarter of 2017 due to additional refinements to our credit policies and improved marketing efficiencies. We expect our originations to decrease in absolute dollars for the full year 2017 compared to the full year of 2016.
The number of weekends and holidays in a period can impact our business. Many small businesses tend to apply for loans on weekdays, and their businesses may be closed at least part of a weekend and on holidays. In addition, our loan fundings and automated customer loan repayments only occur on weekdays (excluding bank holidays).
We anticipate that our future originations will continue to depend significantly on attracting new customers. As we continue to aggregate data on customers and prospective customers, we seek to use that data and our increasing knowledge to optimize our marketing spending to attract these customers as well as to continue to focus our analytics resources on better identifying potential customers. We have historically relied on all three of our channels for customer acquisition but remain focused on our direct and strategic partner channels. Collective originations through our direct and strategic partner channels made up 73% and 73% of total originations from all customers during the third quarter of 2017 and 2016, respectively. We plan to continue investing in direct marketing, sales, brand awareness and growing our strategic partnerships.

The following tables summarize the percentage of loans made to all customers originated by our three distribution channels for the periods indicated. From time to time, management is required to make judgments to determine customers' appropriate channel attribution.

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Originations (Number of Loans)	2017	2016	2017	2016
Direct and Strategic Partner	76.5%	79.8%	77.5%	80.3%
Funding Advisor	23.5%	20.2%	22.5%	19.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Originations (Dollars)	2017	2016	2017	2016
Direct and Strategic Partner	73.4%	73.0%	73.4%	73.1%
Funding Advisor	26.6%	27.0%	26.6%	26.9%
We originate term loans and lines of credit to customers who are new to OnDeck as well as to repeat customers. New originations are defined as new term loan originations plus all line of credit draws in the period, including subsequent draws on existing lines of credit. Renewal originations include term loans only. We believe our ability to increase adoption of our loans within our existing customer base will be important to our future growth. A component of our future growth will include increasing the length of our customer life cycle by expanding our offerings. During the third quarter of 2017, originations from our repeat customers were generally comparable to our historical levels of approximately 50%. We believe our significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in our types of loans and services. Repeat customers generally show improvements in several key metrics. From our 2014 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 31% and 60% from their initial loan to their third loan. Similarly, from our 2015 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 31% and 47%. Historically, the net funded amount of loans to repeat customers ranges from approximately 60% to 70% of the total origination volume to repeat customers. In order for a current customer to qualify for a new term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

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
As noted in our Annual Report on Form 10-K for the year ended December 31, 2016, in the fourth quarter of 2016, we recorded provision for loan loss expense of $55.7 million which included approximately $19 million of additional expense required to build our reserve based on our latest estimate at that time of losses for loans with original maturities of 15 months or longer. As a result, our provision rate for the three months ended December 31, 2016 was 10.2%. In response to those new estimates and an analysis of the causes, we began tightening our credit policies during the latter half of the first quarter of 2017. Due to the credit tightening policies being in effect for only a portion of the first quarter, the first quarter of 2017 Provision Rate remained elevated at 8.7%. The Provision Rate for the second quarter of 2017 was 7.2% which reflected a full quarter of the impact of our credit tightening policies.
During the third quarter of 2017, our tighter credit policies continued to have the desired effect of improving credit performance while still permitting originations growth. During the period, two significant hurricanes struck the United States: Hurricane Harvey principally impacting Texas and Louisiana and Hurricane Irma principally impacting Florida. For the nine months ended September 30, 2017, 8.8% of our total originations were in Texas and 9.5% were in Florida. At September 30, 2017, 11.5% of our Unpaid Principal Balance was in areas in Texas and Florida that had been designated as “individual assistance” disaster areas by the Federal Emergency Management Agency, or FEMA. As a result of the catastrophic impact on the people and businesses of the affected areas, we anticipate increased loan losses within those areas. Our provision rate for the third quarter of 2017 was 7.5% which included approximately 65 basis points attributable to the impact of these hurricanes.
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

We quote our customers the “Cents on Dollar” borrowed, or COD, which reflects the total interest to be paid by a customer to us for each dollar of principal borrowed, and does not include the loan origination fee. Our customers generally pay between $0.003 and $0.04 per month in interest for every dollar they borrow under one of our term loans. We also quote our customers the APR of a term loan or line of credit. As of September 30, 2017, the APR of our term loans outstanding ranged from 5.9% to 99.7% and the APRs of our lines of credit outstanding ranged from 11.0% to 60.8%. Because many of our loans are short-term in nature and APR is calculated on an annualized basis, we believe that our small business customers tend to understand and evaluate our term loans primarily on the basis of Cents on Dollar, or similar cost measures that provide total interest expense, rather than APR.

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

	Q3 2017	Q2 2017	Q1 2017	Q4 2016	Q3 2016	Q2 2016	Q1 2016	2015	2014	2013	2012
Weighted Average Term Loan "Cents on Dollar" Borrowed, per Month	1.96¢	1.94¢	1.95¢	1.89¢	1.85¢	1.75¢	1.78¢	1.95¢	2.32¢	2.65¢	2.87¢
Weighted Average APR - Term Loans and Lines of Credit	43.8%	43.2%	44.0%	42.9%	42.1%	40.2%	40.6%	44.5%	54.4%	63.4%	69.0%
Weighted Average Term Loan Length at Origination	12.1	11.8	12.3	12.8	13.1	13.7	13.2	12.4	11.2	10.0	9.2

We attribute the declining pricing shift from 2012 through the second quarter of 2016 to longer average loan term lengths, increased originations from our lower cost direct and strategic partner channels as a percentage of total originations, the growth of our line of credit product which is priced at a lower APR level than our term loans, the introduction of our customer loyalty program and our continued efforts to pass savings on to customers. During the third quarter of 2016, we implemented selective price increases which began to increase our weighted average COD and weighted average APR. These price increases were more broadly adopted during the fourth quarter of 2016. During that same period, we reduced the average term length of loans at origination. While this reduction of term length may not directly affect COD, it does effectively increase APR. Our pricing as expressed in APR generally increased in the third quarter of 2017 compared to the second quarter for loans with the same basic attributes (new or renewal, term loan or LOC) and the same distribution channel (direct, strategic partner or funding advisor). The blended, weighted average APR in the third quarter of 2017 increased to 43.8% from 43.2% in the second quarter. As previously noted, pricing within different channels and for different loan attributes can vary significantly. Accordingly, the weighted average APR can be impacted by the mix shift of a quarter's originations.
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
In addition to individual loan pricing and the number of days in a period, there are many other factors that can affect EIY, including:

•
Channel Mix - In general, loans originated from the strategic partner channel have lower EIYs than loans from the direct and funding advisor channel. This is primarily due to the lower pricing of loans in the strategic partner channel.  The direct and strategic partner channels have, in the aggregate, made up 73% and 73% of total originations during the three months ended September 30, 2017, and 2016, respectively. We expect the combined direct and strategic partner channels', as well as the funding advisor channel's, percentage of originations in 2017 to remain generally comparable to 2016 levels.

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower EIYs, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher EIY loans because total payback is typically higher compared to a shorter length term for the same principal loan amount.  With the introduction of our 24-month and 36-month term loans, the average length of term loan originations increased to 13.2 from 12.4 months for the years ended December 31, 2016 and 2015, respectively. The average length of term loans originated during the three months ended September 30, 2017 decreased to 12.1 months as part of our concerted effort to reduce the term length of our loans at origination to better control risk.

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

•
Product Mix - In general, loans originated by line of credit customers have lower EIYs than loans from term loan customers.  This is primarily due to the fact that lines of credit are expected to have longer lifetime usage than term loans, enabling more time to recoup upfront acquisition costs.  For loans originated during the third quarter of 2017, the average line of credit APR was 32.2%, compared to the average term loan APR which was 45.2%. Further, draws by line of credit customers have increased to 19.6% of total originations in the third quarter of 2017 from 18.0% the first quarter of 2017.

•
Competition - During 2015, new lenders entered the online lending market. Subsequent to 2015, we believe the number of new entrants into the market as well as the amount of funding invested in these competitors from private equity or venture capital sources slowed. At the same time, more traditional small business lenders such as banks have entered and may continue to enter the space. As these trends evolve, competitors may attempt to obtain new customers by pricing term loans and lines of credit below prevailing market rates. This could cause downward pricing pressure as these market participants attempt to win new customers even at the cost of pricing loans below market rates, or even at rates resulting in net losses to them. While the market for small business loans remains highly competitive, we do not believe it has had a significant impact on our EIY.

Effective Interest Yield
Q3 2017	Q2 2017	Q1 2017	Q4 2016	Q3 2016	Q2 2016	Q1 2016	2015	2014	2013
33.4%	32.8%	33.9%	33.2%	32.8%	33.3%	34.5%	35.4%	40.3%	43.5%

We expect EIY to increase gradually over the next twelve months as we continue to manage the pricing of our loans to optimize between risk-adjusted yields and loan origination volume.

Sale of Whole Loans through OnDeck Marketplace
We sell whole loans to institutional investors through OnDeck Marketplace. Marketplace originations are defined as loans that are sold through OnDeck Marketplace in the period or are held for sale at the end of the period. For the three months ended September 30, 2017 and 2016, approximately 1.3% and 16.6%, respectively, of total term loan originations were designated as OnDeck Marketplace originations, which resulted in loan sales of $5.5 million and $89.9 million, respectively.
We have the ability to fund our originations through a variety of funding sources, including OnDeck Marketplace. Due to the flexibility of our diversified funding model, management has the ability to exercise judgment to adjust the percentage of term loans originated through OnDeck Marketplace considering numerous factors including the prices available to us. During the three months ended September 30, 2017, premiums increased as compared to the three months ended September 30, 2016 due, in part, to market conditions and the loan mix we elected to sell. However, the Marketplace Gain on Sale Rate for the three months ended September 30, 2017 decreased to 2.7% compared to 3.0% for the three months ended September 30, 2016, primarily as a result of the channel mix of the loans sold. Despite these trends, we elected to make OnDeck Marketplace loan sales during the third quarter of 2017 to provide us an additional source of liquidity and to maintain active relationships with our institutional loan purchasers. If premiums remain steady or decrease further, we may further reduce our percentage of Marketplace originations, or potentially suspend such originations. However, subject to our overall financing and liquidity needs as well as the eligibility to finance new originations under our existing debt facilities, we may use or increase our use of OnDeck Marketplace regardless of whether premiums increase or decrease.
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

The following table summarizes the initial principal of originations of the aforementioned two sources as it relates to the statement of cash flows during the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Originations of loans held for sale	$3,069	$70,870	$44,490	$238,077
Originations of loans held for investment, modified	2,271	15,078	11,475	54,865
Marketplace originations	$5,340	$85,948	$55,965	$292,942
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
Our CACs, on a combined basis for all three acquisition channels and evaluated as a percentage of originations, declined for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.  The decrease was primarily attributable to a decrease in CACs in our direct and strategic partner channels driven by improved customer targeting, and an increase in renewal loan and line of credit volume as a percentage of total originations, which have lower acquisition costs. These decreases were partially offset by an increase in CACs in our funding advisor channel driven by increased external commissions.
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
Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by cohort. Net lifetime charge-offs are the unpaid principal balance charged off less recoveries of loans previously charged off, and a given cohort’s net lifetime charge-off ratio equals the cohort’s net lifetime charge-offs through September 30, 2017 divided by the cohort’s total original loan volume. Repeat loans in the denominator include the full renewal loan principal, rather than the net funded amount, which is the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment. Loans originated and charged off between January 1, 2012 and September 30, 2017 were on average charged off near the end of their loan term. The chart immediately below includes all term loan originations, regardless of funding source, including loans sold through our OnDeck Marketplace or held for sale on our balance sheet.
Net Charge-off Ratios by Cohort Through September 30, 2017

	2012	2013	2014	2015	Q1 2016	Q2 2016	Q3 2016	Q4 2016	Q1 2017	Q2 2017	Q3 2017
Principal Outstanding as of September 30, 2017	—%	—%	—%	0.2%	1.4%	3.4%	6.1%	14.2%	27.2%	57.2%	88.3%

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

Given that the originations in the third quarter of 2017 cohort are relatively unseasoned as of September 30, 2017, these cohorts reflect low lifetime charge-off ratios in the chart below. Further, given our loans are typically charged off after 90 days of nonpayment, all cohorts typically reflect approximately 0% charge offs for the first four months in the chart below.

Net Cumulative Lifetime Charge-off Ratios
All Loans

Originations	2013	2014	2015	Q1 2016	Q2 2016	Q3 2016	Q4 2016	Q1 2017	Q2 2017	Q3 2017
All term loans (in thousands)	$455,931	$1,100,957	$1,703,617	$495,956	$506,097	$518,509	$531,287	$469,924	$362,219	$427,087
Weighted average term (months)	10.0	11.2	12.4	13.2	13.7	13.1	12.8	12.3	11.8	12.1
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

•
Loan Losses. Our underwriting process is designed to limit our loan losses to levels compatible with our business strategy and financial model. The aggregate performance of loans originated from 2012 through 2015 was generally consistent with our expectations, while loans originated in 2016 are experiencing higher than expected losses. Through September 30, 2017, the aggregate performance of loans originated in the first half of 2017 is generally consistent with our expectations, excluding the loans impacted by the hurricanes. Our overall loan losses are affected by a variety of factors, including external factors such as prevailing economic conditions, general small business sentiment and unusual events such as natural disasters, as well as internal factors such as the accuracy of the OnDeck Score, the effectiveness of our underwriting process and the introduction of new types of loans, such as our line of credit, with which we have less experience to draw upon when forecasting their loss rates. Our loan loss rates may vary in the future.

•
Funding Costs. Changes in macroeconomic conditions may affect generally prevailing interest rates, and such effects may be amplified or reduced by other factors such as fiscal and monetary policies, economic conditions in other markets and other factors. Interest rates may also change for reasons unrelated to economic conditions. To the extent that interest rates rise, our funding costs will increase and the spread between our Effective Interest Yield and our Cost of Funds Rate may narrow to the extent we cannot correspondingly increase the payback rates we charge our customers. We expect our Cost of Funds Rate to gradually increase during the remainder of 2017 due to, among other things, anticipated Federal Reserve interest rate increases.

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
Other Revenue. Other revenue includes marketing fees earned from our issuing bank partner, which are recognized as the related services are provided, fees generated by OnDeck-as-a-Service, servicing revenue related to loans serviced for others, fair value adjustments to servicing rights, and monthly fees charged to customers for our line of credit.
Cost of Revenue
Provision for Loan Losses. Provision for loan losses consists of amounts charged to income during the period to maintain an allowance for loan losses, or ALLL, estimated to be adequate to provide for probable credit losses inherent in our existing loan portfolio. Our ALLL represents our estimate of the credit losses inherent in our portfolio of term loans and lines of credit and is based on a variety of factors, including the composition and quality of the portfolio, loan specific information gathered through our collection efforts, delinquency levels, our historical charge-off and loss experience and general economic conditions. We expect our aggregate provision for loan losses to decrease in absolute dollars relative to 2016 quarterly levels based on lower anticipated origination volume and by tighter credit standards as we pursue initiatives to reduce loss rates.
Funding Costs. Funding costs consist of the interest expense we pay on the debt we incur to fund our lending activities, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining this debt, such as banker fees, origination fees and legal fees. Such costs are expensed immediately upon early extinguishment of the related debt. Our Cost of Funds Rate will vary based on a variety of external factors, such as credit market conditions, general interest levels and interest rate spreads, as well OnDeck-specific factors, such as origination volume and credit quality. We expect our funding costs to increase in absolute dollars over the next four quarters due to increased utilization of our funding debt facilities resulting from planned portfolio growth and higher expected interest rates.
Operating Expense
Operating expense consists of sales and marketing, technology and analytics, processing and servicing, and general and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses, stock-based compensation expense and occupancy costs, comprise a significant component of each of these expense categories. We expect our stock-based compensation expense to decrease in 2017 relative to 2016, primarily as a result of our reduced headcount. The number of employees was 465 and 708 at September 30, 2017 and December 31, 2016, respectively. All operating expense categories also include an allocation of overhead, such as rent and other overhead, which is based on employee headcount. In each of February and May 2017, we announced workforce reductions involving both layoffs and actual and scheduled attrition. Statements below referring to our expectations of future levels of expense include the anticipated effect of those workforce reductions.
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
Comparison of the Three Months Ended September 30, 2017 and 2016
Unless expressly stated otherwise, all comparisons and variance explanations are related to the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

	Three Months Ended September 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$80,122	95.8%	$71,361	92.2%	$8,761	12.3%
Gain on sales of loans	146	0.2	2,670	3.5	(2,524)	(94.5)
Other revenue	3,398	4.0	3,340	4.3	58	1.7
Gross revenue	83,666	100.0	77,371	100.0	6,295	8.1
Cost of revenue:
Provision for loan losses	39,582	47.3	36,586	47.3	2,996	8.2
Funding costs	11,330	13.5	8,452	10.9	2,878	34.1
Total cost of revenue	50,912	60.8	45,038	58.2	5,874	13.0
Net revenue	32,754	39.2	32,333	41.8	421	1.3
Operating expenses:
Sales and marketing	11,903	14.2	16,789	21.7	(4,886)	(29.1)
Technology and analytics	11,748	14.0	15,050	19.5	(3,302)	(21.9)
Processing and servicing	4,160	5.0	5,181	6.7	(1,021)	(19.7)
General and administrative	9,440	11.3	12,375	16.0	(2,935)	(23.7)
Total operating expenses	37,251	44.5	49,395	63.9	(12,144)	(24.6)
Loss from operations	(4,497)	(5.3)	(17,062)	(22.1)	12,565	73.6
Other expense:
Interest expense	(35)	—	(111)	(0.1)	76	68.5
Total other expense:	(35)	—	(111)	(0.1)	76	68.5
Loss before provision for income taxes	(4,532)	(5.3)	(17,173)	(22.2)	12,641	73.6
Provision for income taxes	—	—	—	—	—	—
Net loss	$(4,532)	(5.3)%	$(17,173)	(22.2)%	$12,641	73.6%
Revenue

	Three Months Ended September 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$80,122	95.8%	$71,361	92.2%	$8,761	12.3%
Gain on sales of loans	146	0.2	2,670	3.5	(2,524)	(94.5)
Other revenue	3,398	4.0	3,340	4.3	58	1.7
Gross revenue	$83,666	100.0%	$77,371	100.0%	$6,295	8.1%
Gross revenue increased by $6.3 million, or 8.1%, from $77.4 million to $83.7 million. This growth was in part attributable to an $8.8 million, or 12.3%, increase in interest income. The decreased utilization of OnDeck Marketplace resulted in a greater volume of loans being held on our balance sheet as evidenced by the 12.2% increase in average loans to $960.6 million from $856.3 million. The increase in interest income was also driven by the increase in our EIY on loans outstanding to 33.4% from 32.8%.
Gain on sales of loans decreased by $2.5 million. This decrease was primarily attributable to an $84.4 million decrease in sales of loans through OnDeck Marketplace and a decrease in Marketplace Gain on Sale Rate from 3.0% to 2.7%.
Cost of Revenue

	Three Months Ended September 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$39,582	47.3%	$36,586	47.3%	$2,996	8.2%
Funding costs	11,330	13.5	8,452	10.9	2,878	34.1
Total cost of revenue	$50,912	60.8%	$45,038	58.2%	$5,874	13.0%
Provision for Loan Losses. Provision for loan losses increased by $3.0 million, or 8.2%, from $36.6 million to $39.6 million. In accordance with GAAP, we recognize revenue on loans over their term, but provide for estimated credit losses on the loans at the time they are originated. We then periodically adjust those estimates based on actual performance and changes in loss assumptions. As a result, we believe that analyzing provision for loan losses as a percentage of originations in addition to as a percentage of gross revenue provides useful insight into our operating performance. Our provision for loan losses as a percentage of originations held for investment, or the Provision Rate, increased from 6.9% to 7.5%. The increase in the Provision Rate was primarily due to the impact of the hurricanes. In addition, based on subsequently available information, the 6.9% Provision Rate for the three months ended September 30, 2016 underestimated actual losses. For additional information on the impact of the hurricanes on our provision and the under prediction of loss in 2016, see Part I - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Factors Affecting our Performance - Credit Performance."
Funding Costs. Funding costs increased by $2.9 million, or 34.1%, from $8.4 million to $11.3 million. The increase in funding costs was primarily attributable to the increases in our aggregate outstanding borrowings and higher interest rates. The Average Funding Debt Outstanding was $710.6 million compared to $597.7 million while our Cost of Funds Rate increased to 6.4% from 5.7%. As a percentage of gross revenue, funding costs increased from 10.9% to 13.5%. The increase in funding costs as a percentage of gross revenue was the result of increased utilization of funding debt, which increased the numerator of the calculation. In addition, the decrease in the gain on sale rate, and the decrease in the volume of loans sold through OnDeck Marketplace decreased the denominator of the calculation.

Operating Expense
Sales and Marketing

	Three Months Ended September 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$11,903	14.2%	$16,789	21.7%	$(4,886)	(29.1)%
Sales and marketing expense decreased by $4.9 million, or 29.1%, from $16.8 million to $11.9 million. The decrease was primarily attributable to a $2.3 million decrease in customer acquisition marketing spend and a decrease of $2.0 million in personnel related costs. Additionally, brand and radio/television advertising spend decreased by $1.3 million. This was partially offset by an increase of $0.6 million in syndication program costs.
Technology and Analytics

	Three Months Ended September 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$11,748	14.0%	$15,050	19.5%	$(3,302)	(21.9)%
Technology and analytics expense decreased by $3.3 million, or 21.9%, from $15.1 million to $11.7 million. The decrease was primarily attributable to a $2.7 million decrease in personnel-related costs. Additionally, there was a $0.5 million decrease in software license, consulting and hosting spend.
Processing and Servicing

	Three Months Ended September 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$4,160	5.0%	$5,181	6.7%	$(1,021)	(19.7)%
Processing and servicing expense decreased by $1.0 million, or 19.7%, from $5.2 million to $4.2 million. The decrease was primarily attributable to a $0.9 million decrease in personnel-related costs.

General and Administrative

	Three Months Ended September 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$9,440	11.3%	$12,375	16.0%	$(2,935)	(23.7)%
General and administrative expense decreased by $2.9 million, or 23.7%, from $12.3 million to $9.4 million. Salary and personnel-related costs decreased by $0.8 million. The gain related to foreign currency transactions and holdings in Canadian Dollars decreased expenses by $1.1 million driven by the increased value of the Canadian Dollar. Additionally, travel and entertainment expenses decreased by $0.4 million.
Comparison of the Nine Months Ended September 30, 2017 and 2016
Unless expressly stated otherwise, all comparisons and variance explanations are related to the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

	Nine Months Ended September 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$250,954	95.3%	$188,726	90.1%	$62,228	33.0%
Gain on sales of loans	1,890	0.7	12,594	6.0	(10,704)	(85.0)
Other revenue	10,365	4.0	8,168	3.9	2,197	26.9
Gross revenue	263,209	100.0	209,488	100.0	53,721	25.6
Cost of revenue:
Provision for loan losses	118,495	45.0	94,294	45.0	24,201	25.7
Funding costs	34,223	13.0	22,548	10.8	11,675	51.8
Total cost of revenue	152,718	58.0	116,842	55.8	35,876	30.7
Net revenue	110,491	42.0	92,646	44.2	17,845	19.3
Operating expenses:
Sales and marketing	42,090	16.0	50,094	23.9	(8,004)	(16.0)
Technology and analytics	41,960	15.9	42,894	20.5	(934)	(2.2)
Processing and servicing	13,521	5.1	14,261	6.8	(740)	(5.2)
General and administrative	30,917	11.7	34,233	16.3	(3,316)	(9.7)
Total operating expenses	128,488	48.7	141,482	67.5	(12,994)	(9.2)
Loss from operations	(17,997)	(6.7)	(48,836)	(23.3)	30,839	63.1
Other expense:
Interest expense	(706)	(0.3)	(186)	(0.1)	(520)	(279.6)
Total other expense:	(706)	(0.3)	(186)	(0.1)	(520)	(279.6)
Loss before provision for income taxes	(18,703)	(7.0)	(49,022)	(23.4)	30,319	61.8
Provision for income taxes	—	—	—	—	—	—
Net loss	$(18,703)	(7.0)%	$(49,022)	(23.4)%	$30,319	61.8%

Revenue

	Nine Months Ended September 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$250,954	95.3%	$188,726	90.1%	$62,228	33.0%
Gain on sales of loans	1,890	0.7	12,594	6.0	(10,704)	(85.0)
Other revenue	10,365	4.0	8,168	3.9	2,197	26.9
Gross revenue	$263,209	100.0%	$209,488	100.0%	$53,721	25.6%
Gross revenue increased by $53.7 million, or 26%, from $209.5 million to $263.2 million. This growth was in part attributable to a $62.2 million, or 33.0%, increase in interest income. The decreased utilization of OnDeck Marketplace resulted in a greater volume of loans being held on our balance sheet as evidenced by the 34% increase in average loans to $1.0 billion from $749.0 million.
Gain on sales of loans decreased by $10.7 million, from $12.6 million to $1.9 million. This decrease was primarily attributable to a $236.2 million decrease in sales of loans through OnDeck Marketplace and a decrease in Marketplace Gain on Sale Rate from 4.3% to 3.3%.
Other revenue increased $2.2 million, or 27%, primarily attributable to an increase of $1.9 million in platform fees, and an increase of $0.7 million in monthly fees earned from lines of credit as the total number of units of outstanding lines of credit increased period over period. This was offset by a decrease in income of $0.6 million from our syndication partner program.
Cost of Revenue

	Nine Months Ended September 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$118,495	45.0%	$94,294	45.0%	$24,201	25.7%
Funding costs	34,223	13.0	22,548	10.8	11,675	51.8
Total cost of revenue	$152,718	58.0%	$116,842	55.8%	$35,876	30.7%
Provision for Loan Losses. Provision for loan losses increased by $24.2 million, or 26%, from $94.3 million to $118.5 million. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates. As a result, we believe that analyzing provision for loan losses as a percentage of originations in addition to as a percentage of gross revenue provides further insight into our operating performance. Our provision for loan losses as a percentage of originations held for investment, or the Provision Rate, increased from 6.4% to 7.8%. The increase in the Provision Rate was primarily the result of higher loss estimates for new originations as described in Part I - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Factors Affecting our Performance - Credit Performance."
Funding Costs. Funding costs increased by $11.7 million, or 51.8%, from $22.5 million to $34.2 million. The increase in funding costs was primarily attributable to the increases in our aggregate outstanding borrowings and higher interest rates. The Average Funding Debt Outstanding was $737.9 million compared to $505.4 million while our Cost of Funds Rate increased to

6.2% from 5.9%. As a percentage of gross revenue, funding costs increased from 10.8% to 13.0%. The increase in funding costs as a percentage of gross revenue was the result of increased utilization of funding debt, which increased the numerator of the calculation. In addition, the decrease in the gain on sale rate and the decrease in the volume of loans sold through OnDeck Marketplace decreased the denominator of the calculation.
Operating Expense
Sales and Marketing

	Nine Months Ended September 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$42,090	16.0%	$50,094	23.9%	$(8,004)	(16.0)%
Sales and marketing expense decreased by $8.0 million, or 16%, from $50.1 million to $42.1 million. The decrease was primarily attributable to a $5.8 million decrease in acquisition marketing spend. Additionally, salary and personnel-related costs decreased by $1.8 million. Finally, brand and radio/television advertising spend decreased by $2.4 million, offset by an increase of $2.0 million in our syndication program and platform advertising costs.
Technology and Analytics

	Nine Months Ended September 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$41,960	15.9%	$42,894	20.5%	$(934)	(2.2)%
Technology and analytics expense decreased by $0.9 million, or 2%, from $42.9 million to $42.0 million. The decrease was primarily attributable to a $1.7 million decrease in personnel-related costs which was partially offset by a $0.9 million increase in software license expense.
Processing and Servicing

	Nine Months Ended September 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$13,521	5.1%	$14,261	6.8%	$(740)	(5.2)%
Processing and servicing expense decreased by $0.7 million, or 5%, from $14.3 million to $13.5 million. The decrease was primarily attributable to a $0.9 million decrease in personnel-related costs partially offset by a $0.1 million increase in third-party processing costs and credit information.

General and Administrative

	Nine Months Ended September 30,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$30,917	11.7%	$34,233	16.3%	$(3,316)	(9.7)%
General and administrative expense decreased by $3.3 million, or 10%, from $34.2 million to $30.9 million. Travel and entertainment expenses decreased by $1.8 million, and personnel related costs decreased by $1.4 million. The gain related to foreign currency transactions and holdings in Canadian Dollars decreased expenses by $1.1 million driven by the increased value of the Canadian Dollar. This decrease was partially offset by a $1.2 million increase in consulting, legal, accounting, and other professional fees.

Liquidity and Capital Resources

Sources of Liquidity
During the third quarter of 2017, we originated $530.9 million of loans and during the nine months ended September 30, 2017 we originated $1.6 billion utilizing a diversified set of funding sources, including cash on hand, third-party lenders (through debt facilities and securitization), OnDeck Marketplace and the cash generated by our operating, investing and financing activities.
Cash on Hand
At September 30, 2017, we had approximately $64 million of cash on hand to fund our future operations compared to approximately $80 million at December 31, 2016.  The decline was primarily due to principal repayments we made on our corporate line of credit.
During the nine months ended September 30, 2017, our investment in the residual value of our portfolio, which is in general the portion of our financed loans in excess of the outstanding debt of our debt facilities, increased by approximately $2.2 million. Restricted cash also increased $12.3 million primarily due to the timing of when cash was transferred to unrestricted accounts.
Current Debt Facilities
The following table summarizes our current debt facilities available for funding our lending activities, referred to as funding debt, and for funding our operating expenditures, referred to as corporate debt, as of September 30, 2017.

Description	Maturity Date	Weighted Average Interest Rate	Borrowing Capacity		Principal Outstanding
			(in millions)
Funding debt:
OnDeck Asset Securitization Trust II LLC	May 2020 (1)	4.7%	$250.0		$250.0
OnDeck Account Receivables Trust 2013-1 LLC	March 2019	3.9%	214.1		123.5
Receivable Assets of OnDeck, LLC	November 2018	3.7%	100.0		71.1
OnDeck Asset Funding I, LLC	February 2020 (2)	8.5%	150.0		81.6
Prime OnDeck Receivable Trust II, LLC	December 2018	3.7%	125.0	(3)	67.3
On Deck Asset Company, LLC	May 2019	8.5%	100.0		76.3
Other Agreements	Various(4)	Various	44.0		39.4
Total funding debt			$983.1		$709.2
Corporate debt:
On Deck Capital, Inc.	October 2018	5.5%	$30.0		$17.2

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
(4) Maturity dates range from October 2017 through December 2018.

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
OnDeck Marketplace
OnDeck Marketplace is our proprietary whole loan sale platform that allows participating third-party institutional investors to directly purchase small business loans from us. OnDeck Marketplace participants enter into whole loan purchase agreements to purchase loans that satisfy certain eligibility criteria. Some participants agree to purchase such loans on what is known as a "forward flow basis" while other participants purchase larger pools of whole loans in isolated transactions. The loans are sold to the participant at a pre-determined purchase price above par. We recognize a gain or loss from OnDeck Marketplace loans when sold. We currently act as servicer in exchange for a servicing fee with respect to the loans purchased by the applicable OnDeck Marketplace participant. For the nine months ended September 30, 2017 and 2016, 4.4% and 19.3%, respectively, of total term loan originations were OnDeck Marketplace originations. The proportion of loans we sell, if any, through OnDeck Marketplace largely depends on the prices available to us. To the extent our use of OnDeck Marketplace as a funding source decreases or ceases in the future due to lower available premiums or otherwise, we may choose to generate liquidity through our other available funding sources. However, subject to our overall financing and liquidity needs as well as the eligibility to finance new originations under our existing debt facilities, we may use or increase our use of OnDeck Marketplace regardless of whether premiums increase or decrease.
Cash and Cash Equivalents, Loans (Net of Allowance for Loan Losses), and Cash Flows
The following table summarizes our cash and cash equivalents, loans (net of ALLL) and cash flows:

	As of and for the Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash and cash equivalents	$64,292	$85,948
Restricted cash	$56,729	$42,827
Loans held for investment, net	$852,331	$817,959
Cash provided by (used in):
Operating activities	$149,143	$89,523
Investing activities	$(131,949)	$(449,062)
Financing activities	$(33,280)	$285,236
Our cash and cash equivalents at September 30, 2017 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Our restricted cash represents funds held in accounts as reserves on certain debt facilities and as collateral for issuing bank partner transactions. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements.

Cash Flows
Operating Activities
For the nine months ended September 30, 2017, net cash provided by our operating activities was $149.1 million, which was primarily the result of our cash received from our customers including interest payments and other revenue of $297.7 million, plus proceeds from sale of loans held for sale of $45.9 million, less $43.5 million of loans held for sale originations in excess of loan repayments received, $118.9 million utilized to pay our operating expenses, $31.5 million we used to pay the interest on our debt (both funding and corporate) and $1.1 million of origination costs paid in excess of fees collected. During that same period, accounts payable and accrued expenses and other liabilities decreased by approximately $10.0 million.
For the nine months ended September 30, 2016, net cash provided by our operating activities was $89.5 million, which was primarily the result of our cash received from our customers including interest payments of $222.7 million, plus proceeds from sale of loans held for sale of $246.1 million, less $231.9 million of loans held for sale originations in excess of loan repayments received, $123.4 million utilized to pay our operating expense, $16.3 million we used to pay the interest on our debt (both funding and corporate) and $8.0 million of origination costs paid in excess of fees collected. During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $0.5 million.
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

For the nine months ended September 30, 2017, net cash used to fund our investing activities was $131.9 million and consisted primarily of $82.2 million of loan originations in excess of loan repayments received, $32.7 million of origination costs paid in excess of fees collected, $13.7 million for the purchase of loans, a $12.3 million increase in restricted cash and $3.4 million for the purchase of property, equipment and software and capitalized internal-use software development costs. These uses of cash were partially offset by $12.4 million of proceeds from sales of loans held for investment.

For the nine months ended September 30, 2016, net cash used to fund our investing activities was $449.1 million, and consisted primarily of $458.8 million of loan originations in excess of loan repayments received, $32.9 million of origination costs paid in excess of fees collected and $10.0 million for the purchase of property, equipment and software and capitalized internal-use software development costs. These uses of cash were partially offset by $57.2 million of proceeds from sales of loans held for investment and a $4.4 million decrease in unrestricted cash during the year.
Financing Activities
Our financing activities have consisted primarily of net borrowings from our securitization facility and our revolving debt facilities as well as the issuance of common stock.
For the nine months ended September 30, 2017, net cash used in financing activities was $33.3 million and consisted primarily of $34.0 million in net repayments on our securitization and debt facilities and $3.2 million of payments of debt issuance costs. These uses of cash were partially offset by $2.4 million of net cash received from noncontrolling interest, and $1.8 million of cash received from the issuance of common stock under the employee stock purchase plan.
For the nine months ended September 30, 2016, net cash used to fund our financing activities was $285.2 million and consisted primarily of $287.7 million in net borrowings from our revolving debt facilities, primarily associated with the increase in loan originations during the year and $2.6 million cash received from the issuance of common stock under our employee stock purchase plan, offset by $4.7 million in payments of debt issuance costs primarily associated with the closing of our $250 million securitization facility in May 2016  and the closing of our $100 million revolving facility in August 2016.
Operating and Capital Expenditure Requirements

As a result of our previous growth strategy, we increased our annual originations significantly over each of the past three years. Our originations were $1.2 billion in 2014, $1.9 billion in 2015 and $2.4 billion in 2016, which equates to annual year over year growth rates of 152%, 62% and 28%, respectively.

In the near-term, we are focused on accelerating our timeline to profitability through improved credit quality and operating cost reductions. We expect our originations to decrease in absolute dollars for the full year 2017 as compared to the full year of 2016. The expected decline can be attributed to the tightening of our credit policies. Because we will remain focused on credit quality, we are prepared to forgo lending opportunities that do not meet our more stringent credit, underwriting and pricing standards. In addition, despite the continuing competition for customer response, we intend to allocate resources to continue to optimize marketing and customer acquisition costs based on targeted returns on investment.

Although by design our strategy will result in lower originations as compared to the prior year’s originations, we believe it will increase our operating leverage and improve our overall financial performance.

We estimate that at September 30, 2017, approximately $285 million of our own cash had been invested in our loan portfolio, approximately 70% of which was used to fund the residual value of loans financed using our debt facilities and the remainder was used to fund ineligible loans and to temporarily fund eligible loans not yet financed. While investing in our portfolio's residual value is a requirement of our funding model and will remain a use of cash as loan balances grow, the use of cash to fund ineligible loans may be mitigated if and to the extent we obtain funding capacity that permits the funding of the ineligible loans. Depending upon our existing and anticipated cash needs and other considerations, we may from time to time choose to pay down our debt or finance loan originations with our own cash instead of debt to reduce funding costs.

At September 30, 2017, approximately $17.6 million of our funding debt capacity was scheduled to expire on or before September 30, 2018.

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
Contractual Obligations
Other than as described below, and as described under the subheading " - Liquidity and Capital Resources" and in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, there have been no material changes in our commitments under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.
 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our current and prospective investors should carefully consider the following risks, in addition to those described in "Part I Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, "Part II Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, and other documents that we file with the SEC from time to time which are available on the SEC website at www.sec.gov, and all other information contained in this report, including our unaudited consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Cautionary Note Regarding Forward-Looking Statements,” before making investment decisions regarding our securities. The risks and uncertainties described below supplement, or to the extent inconsistent, supersede those in our above-mentioned Annual Report on Form 10-K. In addition, the risks and uncertainties below and in our above-mentioned Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only ones we face, but include the most significant factors currently known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

Our business is subject to the risks of hurricanes, earthquakes, fires, floods and other natural disasters, power outages, telecommunications failures and similar events, and to interruption by man-made problems such as terrorism, cyberattack, and other actions. Comparable risks may also impact the demand for our loans or our customers’ ability to repay their loans.

Events beyond our control may damage our ability to accept our customers’ applications, underwrite loans, maintain our platform or perform our servicing obligations. Such events include, but are not limited to, hurricanes, earthquakes, fires, floods and other natural disasters, power outages, telecommunications failures and similar events. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster, if a third-party provider closes a facility we use without adequate notice for financial or other reasons, or if there are other unanticipated problems at our leased facilities. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high-quality customer service, such disruptions could harm our ability to run our business and cause lengthy delays which could harm our business, results of operations and financial condition. We currently are not able to switch instantly to our backup center in the event of failure of the main server site. This means that an outage at one facility could result in our system being unavailable for a significant period of time. Man-made problems such as terrorism, cyberattack, and other criminal, tortious or unintentional actions could also give rise to significant disruptions to our operations. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures or other disruptions. Comparable natural and man-made risks may reduce demand for our loans or cause our customers to suffer significant losses and/or incur significant disruption in their respective operations, which may affect their ability to repay their loans.  All of the foregoing could materially and adversely affect our business, results of operations and financial condition.

The full impact of Hurricane Harvey and Hurricane Irma on our business and our customers is unknown, and could be worse than we currently expect.

Hurricane Harvey made landfall in Texas, on Friday, August 25, 2017 and Hurricane Irma made landfall in Florida on Sunday, September 10, 2017.  For the nine months ended September 30, 2017, 8.8% of our total originations were in Texas and 9.5% were in Florida. In addition, at September 30, 2017, 11.5% of our Unpaid Principal Balance was in areas in Texas and Florida that had been designated as “individual assistance” disaster areas by the Federal Emergency Management Agency, or FEMA. The full impact of the hurricanes on our business, and on our customers’ businesses in the impacted areas, is unknown as of the date of this report. In preparing our financial statements as of and for the three and nine months ended September 30, 2017, we made significant estimates and assumptions, as we do each quarter, regarding the allowance for loan losses and other items. Our estimates and assumptions are based on historical experience, current events and other factors we believe to be reasonable under the circumstances. These estimates and assumptions are inherently subjective in nature and based on information that is available to us as of the date of this report. Actual results may differ from these estimates and assumptions and such differences may be material. Approximately $3.5 million of the third quarter’s provision for loan losses and 65 basis points of the Provision Rate related to anticipated losses from Hurricanes Harvey and Irma. There can be no assurance that additional hurricane related provision for loan losses will not be required or that our business and results of operations and financial condition will not be materially adversely impacted by the continuing impact of the hurricanes.

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

On Deck Capital, Inc.

/s/ Howard Katzenberg
Howard Katzenberg Chief Financial Officer (Principal Financial Officer)
Date: November 7, 2017

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia Senior Vice President (Principal Accounting Officer)
Date: November 7, 2017

Exhibit Index

Exhibit Number	Description	Filed / Incorporated by Reference from Form *	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	12/22/2014
3.2	Third Amended and Restated Bylaws	8-K	3.1	8/3/2016
4.1	Form of common stock certificate.	S-1	4.1	11/10/2014
4.2	Ninth Amended and Restated Investors’ Rights Agreement, dated March 13, 2014, by and among the Registrant and certain of its stockholders.	S-1	4.2	11/10/2014
4.3	Form of warrant to purchase common stock.	S-1	4.6	11/10/2014
10.1	Form of Change in Control and Severance Agreement between the Registrant and its Chief Executive Officer.	Filed herewith.
10.2	Form of Change in Control and Severance Agreement between the Registrant and certain of its executive officers other than its Chief Executive Officer.	Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	All exhibits incorporated by reference to the Registrant's Form S-1 registration statement relate to Registration No. 333-200043