Form 10-K
period 2017-12-31
On Deck Capital, Inc.
filed 2018-03-02
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the New York Stock Exchange on such date was $232,319,356. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares of the registrant’s common stock outstanding as of February 20, 2018 was 74,028,096.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
Important factors that could cause or contribute to such differences include risks relating to: our ability to attract potential customers to our platform and broaden our distribution capabilities and offerings; the degree to which potential customers apply for loans, are approved and borrow from us; anticipated trends, growth rates, loan originations, volume of loans sold and challenges in our business and in the markets in which we operate; the ability of our customers to repay loans and our ability to accurately assess creditworthiness; our ability to adequately reserve for loan losses; the impact of our decision to tighten our credit policies; our liquidity and working capital requirements, including the availability and pricing of new debt facilities, extensions and increases to existing debt facilities, increases in our corporate line of credit, securitizations and OnDeck Marketplace® sales to fund our existing operations and planned growth, including the consequences of having inadequate resources to fund additional loans or draws on lines of credit; our reliance on our third-party service providers and the effect on our business of originating loans without third-party funding sources; the impact of increased utilization of cash or incurred debt to fund originations; the effect on our business of utilizing cash for voluntary loan purchases from third parties; the effect on our business of the current credit environment and increases in interest rate benchmarks; our ability to hire and retain necessary qualified employees in a competitive labor market; practices and behaviors of members of our funding advisor channel and other third parties who may refer potential customers to us; changes in our product distribution channel mix and/or our funding mix; our ability to anticipate market needs and develop new and enhanced offerings to meet those needs; lack of customer acceptance of possible increases in interest rates and origination fees on loans; maintaining and expanding our customer base; the impact of competition in our industry and innovation by our competitors; our anticipated and unanticipated growth and growth strategies, including the possible introduction of new products or features, our strategy to expand the availability of our platform to other lenders through OnDeck-as-a-Service and possible expansion in new or existing international markets, and our ability to effectively manage that growth; our reputation and possible adverse publicity about us or our industry; the availability and cost of our funding, including challenges faced by the expiration of existing debt facilities; the impact on our business of funding loans from our cash reserves; locating funding sources for new types of loans that are ineligible for funding under our existing credit or securitization facilities and the possibility of reducing originations of these loan types; the effect of potential selective pricing increases; our expected utilization of OnDeck Marketplace and the available OnDeck Marketplace premiums; our failure to anticipate or adapt to future changes in our industry; the impact of the Tax Cuts and Jobs Act of 2017 and any related Treasury regulations, rules or interpretations, if and when issued; our ability to offer loans to our small business customers that have terms that are competitive with alternative sources of capital; our ability to issue new loans to existing customers that seek additional capital; the evolution of technology affecting our offerings and our markets; our compliance with applicable local, state and federal and non-U.S. laws, rules and regulations and their application and interpretation, whether existing, modified or new; our ability to adequately protect our intellectual property; the effect of litigation or other disputes to which we are or may be a party; the increased expenses and administrative workload associated with being a public company; failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; the estimates and estimate methodologies used in preparing our consolidated financial statements; the future trading prices of our common stock, the impact of securities analysts’ reports and shares eligible for future sale on these prices; our ability to prevent or discover security breaks, disruption in service and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of our platform or adversely impact our ability to service our loans; and other risks, including those described in this report in Item 1A. Risk Factors and other documents that we file with the Securities and Exchange Commission, or SEC, from time to time which are available on the SEC website at www.sec.gov.
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
Our Company

We are a leading platform for online small business lending. We continue to transform small business lending by making it efficient and convenient for small businesses to access capital. Our platform touches every aspect of the customer life cycle, including customer acquisition, sales, scoring and underwriting, funding, and servicing and collections. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources, and the relationships among those attributes, to assess the creditworthiness of small businesses rapidly and accurately. The data points include customer bank activity shown on their bank statements, business and personal credit bureau reports, government filings, tax and census data. In addition, in certain instances we also analyze reputation and social data. Small businesses can apply for a term loan or line of credit, 24 hours a day, 7 days a week, on our website in minutes and, using our proprietary OnDeck Score®, we can make a funding decision immediately and transfer funds as fast as the same day. We have originated more than $8 billion of loans since we made our first loan in 2007.
In 2017, 2016 and 2015, we originated $2.1 billion, $2.4 billion and $1.9 billion of loans, respectively. Our originations have been supported by a diverse and scalable set of funding sources, including committed debt facilities, securitization facilities and OnDeck Marketplace, our whole loan sale platform for institutional investors. In 2017, 2016 and 2015, we recorded gross revenue of $351.0 million, $291.3 million and $254.8 million, respectively, representing year-over-year growth of 20%, 14% and 61%, respectively. In 2017, 2016 and 2015, our net loss attributable to On Deck Capital, Inc. common stockholders was $11.5 million, $83.0 million and $1.3 million, respectively, our loss from operations was $13.6 million, $85.1 million and $1.9 million, respectively, and our Adjusted Net Income (Loss), a non-GAAP financial measure, was $1.0 million, $(67.0) million and $10.3 million respectively. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures for a discussion and reconciliation of Adjusted Net Income to net loss. As of December 31, 2017, our total assets were $996.0 million and the Unpaid Principal Balance on our loans outstanding was $936.2 million.
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

Our Market and Solution
The small business lending market is vast and underserved. According to the FDIC, of business loans in the United States with originations under $250,000, there were $207 billion in outstanding business loans at June 30, 2017 across 24.7 million loans.
We offer small businesses a suite of financing options with our term loans and lines of credit that can meet the needs of small businesses throughout their life cycle. Since we made our first loan in 2007, we have originated more than $8 billion of loans across more than 700 industries in all 50 U.S. states, Canada and Australia. The top five states in which we, or our issuing bank partner, originated loans in 2017 were California, Florida, Texas, New York and Illinois, representing approximately 14%, 9%, 9%, 7% and 4% of our total loan originations, respectively. As of December 31, 2017, our customers have a median annual revenue of approximately $631,000, with 90% of our customers having between $162,106 and $3.8 million in annual revenue, and have been in business for a median of 8 years, with 90% in business between 2 and 30 years. During 2017, the average size of a term loan we made was approximately $57,000 and the average size of a line of credit extended to our customers was approximately $23,000.
We believe our scale offers significant benefits including lower customer acquisition costs, access to a broader dataset, better underwriting decisions and a lower cost of capital compared to certain smaller online lending businesses.

We believe our customers choose us because we provide the following key benefits sought by small business borrowers:

•
Tailored Solutions. We offer small businesses a suite of financing choices with our term loans and lines of credit that we believe can be tailored to effectively address small businesses' particular funding needs. We believe that small businesses prefer to work with providers with whom they can build long-term relationships and that the range of our offerings makes us an ideal lending partner. Our term loans are available from $5,000 up to $500,000 with maturities of three to 36 months and our lines of credit range from $6,000 to $100,000 and are generally repayable within six months of the date of most recent draw. We believe this provides a wider range of term lengths, pricing alternatives and repayment options than any other online small business lender. We also report back to several business credit bureaus, which can help small businesses build their business credit.

•
Simple. Small businesses can submit an application on our website in as little as minutes. We are able to provide many loan applicants with an immediate decision and, if approved, transfer funds as fast as the same day. Because we require no in-person meetings, collect comprehensive information electronically and have an intuitive online application form, we have been able to significantly increase the convenience and efficiency of the application process without burdensome documentation requirements.

•
Human. Being “human” is about understanding, having empathy for our customers and treating them with respect. We employ a hybrid approach to delivering a "human" experience, where people and technology complement one another. Our internal sales force and customer service representatives provide assistance throughout the application process and the life of the loan. Our U.S-based representatives support customers in the U.S., and currently also Canada, and our separate Sydney-based representatives support customers in Australia. Our representatives are available Monday through Saturday before, during and after regular business hours to accommodate the busy schedules of small business owners. Our website enables our customers to complete the loan application process online, but they may also elect to mail, fax or email us their application and related documentation. We believe that our inclusion of the human element differentiates us from many digital lenders that attempt to complete transactions with no human interaction as well as from banks that, we believe, have a poor history of customer service and satisfaction.

Our Competitive Strengths
We believe the following competitive strengths differentiate us and serve as barriers for others seeking to enter our market:

•
Significant Scale. We have originated over $8 billion in loans across more than 700 industries since we made our first loan in 2007 and maintain a proprietary database of more than 18 million small businesses.

•
Proprietary Small Business Credit Evaluation. We use data analytics and technology to optimize our business operations and the customer experience. Our proprietary data and analytics engine and the OnDeck Score provide us with significant visibility and predictability to assess the creditworthiness of small businesses and allow us to better serve more customers across more industries. With each loan application, each originated loan and each payment received, our dataset expands and our OnDeck Score improves. We are able to lend to more small businesses than if we relied on personal credit scores alone. We are also able to use our proprietary data and analytics engine to pre-qualify customers and market to those customers we believe are predisposed to take a loan and have a higher likelihood of approval. When we believe it is warranted, we may also utilize our hybrid approach which utilizes our judgmental underwriting to help tailor the right financial solution for our customers.

•
End-to-End Integrated Technology Platform. We built our integrated platform specifically to meet the financing needs of small businesses. Our platform touches every aspect of the customer life cycle, including customer acquisition, sales, scoring and underwriting, funding, and servicing and collections. This purpose-built infrastructure is enhanced by robust fraud protection, multiple layers of security and proprietary application programming interfaces. It enables us to deliver a superior customer experience and facilitates agile decision making. We use our platform to underwrite, process and service all of our small business loans regardless of distribution channel.

•
Diversified Distribution Channels. We are enhancing distribution capabilities through diversified distribution channels, including direct marketing, strategic partnerships and funding advisors. Our direct marketing includes direct mail, outbound calling, social media and other online marketing channels. Our strategic partners, including banks, payment processors and small business-focused service providers, offer us access to their base of small business customers, and data that can be used to enhance our targeting capabilities. We also have relationships with a large network of funding advisors, including businesses that provide loan brokerage services, which drive distribution and aid brand awareness. Our internal sales force contacts potential customers, responds to inbound inquiries from potential customers, and is available to assist all customers throughout the application process.

•
Singular Focus and Visibility. We are passionate about small businesses. Since we began lending in 2007, we have focused exclusively on assessing and delivering credit to small businesses. We believe this passion, focus and small business credit expertise provides us with significant competitive advantages, including deep insight into small businesses and their financing needs. Our partnerships with well-known companies such as JPMorgan Chase Bank, National Association, or JPM, Intuit Inc. and others also help increase our visibility and validate our brand. As an NYSE listed company, we are required to meet high standards of transparency and financial reporting as well as to satisfy numerous other legal requirements. We believe the combination of these factors strengthens our position as we compete for customers.

•
High Customer Satisfaction and Repeat Customer Base. Our strong value proposition has been validated by our customers. We achieved an overall Net Promoter Score of 79 for the three months ended December 31, 2017 based on our internal survey of U.S. customers in all three of our distribution channels. The Net Promoter Score is a widely used index ranging from negative 100 to 100 that measures customer loyalty. Our score places us at the upper end of customer satisfaction ratings and compares favorably to the average Net Promoter Score of 35 for the financial services industry. We have also consistently achieved an A+ rating from the Better Business Bureau. We believe that high customer satisfaction has played an important role in repeat borrowing by our customers. In 2017, 2016, and 2015, 52%, 53% and 57%, respectively, of loan originations were by repeat term loan customers, who either replaced their existing term loan with a new, usually larger, term loan or took out a new term loan after paying off their existing OnDeck term loan in full. Repeat customers generally demonstrate improvements in key metrics such as revenue and bank balance when they return for an additional loan. From our 2015 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 37% and 50% from their initial loan to their third loan. Similarly, from our 2016 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 35% and 42%. Approximately 27.7% percent of our origination volume from repeat customers in 2017 was due to unpaid principal balances rolled from existing loans directly into new loans. Each repeat customer seeking another term loan must meet the following standards:

•	the business must be approximately 50% paid down on its existing loan;

•	the business must be current on its outstanding OnDeck loan with no material delinquency history; and

•	the business must be fully re-underwritten and determined to be of adequate credit quality.

•
Durable Business Model. Since we began lending in 2007, we have successfully operated our business through both strong and weak economic environments. Our real-time data, short duration loans, automated daily and weekly collections, risk management capabilities and unit economics enable us to react rapidly to changing market conditions.

•
Differentiated Funding Platform. We source capital through multiple channels, including debt facilities, securitizations and OnDeck Marketplace, a whole loan sale platform for institutional investors. This diversity provides us with a mix of scalable funding sources, long-term capital commitments and access to flexible funding for growth. In addition, because we contribute a portion of the capital for each loan we fund via our debt facilities and securitizations, we are able to align interests with our investors.

Our Strategy for Growth
Our vision is to become the first choice lender to underserved small businesses, and to accomplish this, we intend to:

•
Expand Offerings. We will continue developing financing solutions and enhancements for underserved small businesses throughout their life cycle. We offer lines of credit with limits up to $100,000 and term loans up to $500,000 with terms up to 36-months. In 2018, we plan to launch a real-time funding option to small businesses via their debit cards through our agreements with Ingo Money and Visa. In addition, based on successful testing in 2017, we expect to introduce other new features to make our offerings more relevant and flexible. Our goal in expanding our offerings is to provide more comprehensive solutions for our current customers as well as to attract more new OnDeck customers. We regularly evaluate our product range and explore new ideas including variations of existing loans through test pilot programs before new loans or loan enhancements are fully introduced.

•
Continue to Acquire Customers Through Direct Marketing and Sales. We plan to continue efficient investment in direct marketing and sales to add new customers and increase our brand awareness. Through this channel, we make contact with prospective customers utilizing direct mail, outbound calling, social media and online marketing. As our dataset expands, we will continue to pre-qualify and market to those customers we believe are predisposed to take a loan and have a higher likelihood of approval. We have seen success from this strategy as the Direct Marketing channel contributed more than any other channel, in terms of absolute dollars, to our originations in 2017 and over the same period achieved lower customer acquisition costs on a per dollar funded basis.

•
Broaden Distribution Capabilities Through Strategic Partners and Funding Advisors. Through our Strategic Partner channel, we are introduced to prospective customers by third parties that serve or otherwise have access to the small business community in the regular course of their business. Strategic partners conduct their own marketing activities which may include email marketing, leveraging existing business relationships and direct mail. Strategic partners include, among others, small business-focused service providers, other financial institutions, financial and accounting solution providers, payment processors, independent sales organizations and financial and other websites. Our business development team is dedicated to expanding our network of strategic partners and leveraging their relationships with small businesses to acquire new customers. In general, if a strategic partner refers a customer that takes a loan from us, we pay that strategic partner a fee based on the amount of the originated loan. Strategic partners differ from funding advisors (described below) in that strategic partners generally provide a referral to our direct sales team and our direct sales team is the main point of contact with the customer. On the other hand, funding advisors serve as the main points of contact with the customer on its initial loan and may help a customer access multiple funding options besides those we offer. As such, funding advisors' commissions generally exceed strategic partners' referral fees. We generally do not recover these commissions or fees upon default of a loan. Generally, no other fees are paid to strategic partners.
Through our Funding Advisor Program, we make contact with prospective customers by entering into relationships with third-party independent advisors, known as Funding Advisor Program partners, or FAPs, that typically offer a variety of financial services to small businesses. FAPs conduct their own marketing activities, which may include direct mail, online marketing, paid leads, television and radio advertising or leveraging existing business relationships. FAPs include independent sales organizations, commercial loan brokers and equipment leasing firms. FAPs act as intermediaries between potential customers and lenders by brokering business loans on behalf of potential customers. As part of our FAP strategy, we require a detailed certification process, including background checks, to approve a FAP, and annual recertifications in order to remain a FAP. We also employ a senior compliance officer whose responsibilities include overseeing compliance matters involving our Funding Advisor Program channel. Our relationships with FAPs provide for the payment of a commission at the time the term loan is originated or line of credit account is opened. We generally do not recover these commissions upon default of a loan. As of December 31, 2017, we had active relationships with more than 400 FAPs, and in 2017, 2016 and 2015, no single FAP was associated with more than 2%, 2%, and 2% of our total originations, respectively.

•
Extend Customer Lifetime Value. We believe we have an opportunity to increase revenue and loyalty from new and existing customers, thereby extending customer lifetime value. We seek to accomplish this by accommodating our customers’ needs as they grow and as their funding needs increase and change. We continue to add benefits to our customer offerings to increase engagement and usage of our platform.  For example, in 2016, we introduced new online features including downloadable monthly statements and payment transaction reports, and new digital content, and in 2017 we continued to explore opportunities to incorporate flexibility into our funding features.

•
Funnel Optimization. During 2017, we strategically tightened our credit policy in light of higher than expected loss rates within several areas of our 2016 and older loan cohorts. We believe we have now identified several opportunities to further refine our decisioning model which will allow us to responsibly grant credit to certain portions of populations that underperformed historically. In addition, we will issue more conservative loan offers to populations that in the past might have received higher loan amounts or longer terms, reducing risk in those populations through lower payment stress and duration risk.

•
OnDeck-as-a-Service. We believe that an opportunity exists to leverage the decisioning strength of our platform and the OnDeck Score, as evidenced by our partnership with JPM, which uses our platform to make loan decisions for their own customers. We are actively seeking to expand the availability of OnDeck-as-a-Service to other appropriate partners, and expect to announce another major bank partner in 2018.

•
International Growth. We plan to grow our business, while closely monitoring and adjusting our pricing and acquisition costs, in both Canada and Australia, where we believe the markets for online small business loans are still relatively new and underserved. Although we believe there are other promising international markets, our near term plans do not include expansion into additional countries.

Our Loans and Loan Pricing
We offer term loans and lines of credit to eligible small businesses. We currently offer term loans from $5,000 to $500,000. The principal amount of our term loan is a function of our credit risk and cash flow assessments of the customer’s ability to repay the loan. The original term of each individual term loan ranges from 3 to 36 months. Customers repay our term loans through fixed, automatic ACH collections from their business bank account on either a daily or weekly basis. Certain term loans are originated by our issuing bank partner and loans that we purchase from our issuing bank partner have similar performance and characteristics to loans that we originate. We offer a revolving line of credit with fixed six month level-yield amortization on amounts outstanding and automated weekly payments. We currently offer lines of credit from $6,000 to $100,000. A customer may be offered a line of credit based on our credit risk assessment of the customer’s ability to repay the line of credit. During the first quarter of 2016, we began to purchase lines of credit from our issuing bank partner.
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
For all of our term loans and lines of credit, our customers are quoted multiple pricing metrics to provide transparency and help them better understand the cost of their loan, including:
•the total payback cost in dollars;
•the annual percentage rate, or APR;
•the average monthly payment amount; and
•the “Cents on Dollar,” or COD, which expresses the total amount of interest that will be paid per dollar borrowed.
While APR is provided to all of our customers for comparison purposes, we do not use APR to determine the interest we will charge a customer on a particular loan. We believe APR is most useful when comparing longer-term loans (12 months or more) of similar expected duration and is less useful when comparing shorter-term loans (12 months or less).  Given the use case and payback period associated with our loans, we believe our customers understand pricing on a “dollars in, dollars out” basis and are primarily focused on total payback cost. For example, as of December 31, 2017, our customers pay between $0.003 and $0.04 per month in interest for every dollar they borrow under one of our term loans.
We believe that our product pricing has historically fallen between traditional bank loans to small businesses and certain non-bank small business financing alternatives such as merchant cash advances. From 2013 to 2016, the weighted average APR for term loans and lines of credit declined from 63.4% in 2013 to 41.4% in 2016. During the same period, the weighted average COD per dollar borrowed per month for term loans declined from 2.65 cents in 2013 to 1.82 cents in 2016. During the second half of 2016 and throughout 2017, we implemented price increases which began to increase our weighted average COD and weighted average APR. For the year ended December 31, 2017, our weighted average COD per dollar borrowed per month and weighted average APR were 1.95 cents and 43.7%, respectively. We intend to continue to manage the pricing of our loans to optimize between risk-adjusted yields and loan origination volume. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations —Key Factors Affecting Our Performance—Pricing.
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
Cents on Dollar borrowed reflects the monthly interest paid by a customer to us for a loan, and does not include the loan origination fee and the repayment of the principal of the loan. The APRs of our term loans currently range from 5.9% to 99.7% and the APRs of our lines of credit currently range from 11.0% to 60.8%. As noted above, because many of our loans are short term in nature and APR is calculated on an annualized basis, we believe that small business customers tend to evaluate these short term loans primarily on a Cents on Dollar borrowed basis rather than APR.
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
In addition, because our loans generally require automated payback either each business day or weekly and allow for ongoing data collection, we obtain early-warning indicators that provide a higher degree of visibility not just on individual loans, but also on macro portfolio trends. Insights gleaned from such real-time performance data provide the opportunity for us to be agile and adapt to changing conditions. For the year ended December 31, 2017, the average length of a term loan at origination was approximately 12.1 months compared to 13.2 months for the year ended December 31, 2016. We believe the rapid amortization and recovery of amounts from the short duration of our portfolio helps to mitigate our overall loss exposure.
Organizationally, we have a risk management committee, comprised of certain members of our board of directors, which meets regularly to examine our credit risks and enterprise risks. We also have subcommittees of our risk management committee that are comprised of members of our management team that monitor our credit risks, enterprise risks and other risks.
In addition, we have teams of non-management employees within the company that monitor these and other risks. Our credit risk team is responsible for portfolio management, allowance for loan losses, or ALLL, credit model validation and underwriting performance. This team engages in numerous risk management activities, including reporting on performance trends, and monitoring of portfolio concentrations.
Our enterprise risk team focuses on the following additional risks:

•	ensuring our IT systems, security protocols, change management process and business continuity plans are well established, reviewed and tested;

•	establishing and testing internal controls with respect to financial reporting;

•	regularly reviewing the regulatory environment to ensure compliance with existing laws and anticipate future regulatory changes that may impact us; and

•	talent recruitment and retention.
Our management team also closely monitors our competitive landscape in order to assess competitive threats. Finally, from a capital availability perspective, we employ a diverse and scalable funding strategy that allows us to access debt facilities, the securitization markets and institutional capital through OnDeck Marketplace, reducing our dependence on any one source of capital.
Our Subsidiaries
We conduct certain of our operations through subsidiaries that support our business. Seven of our subsidiaries are special purpose vehicles acting as the borrower in different asset-backed revolving debt facilities and one other subsidiary is a special purpose vehicle acting as the issuer under our current asset-backed securitization vehicle.
See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 8 of Notes to Consolidated Financial Statements elsewhere in this report for more information regarding our subsidiaries.
Our Information Technology and Security
Our Information Security program is based principles that reflect our goals and that form the foundation of the policies, standards and procedures of our Information Security Policy. These underlying principles expand on traditional confidentiality, integrity and availability models to provide a framework for: safeguarding critical and sensitive company, customer and other information we maintain in many formats including databases, electronic mail and paper documents; protecting critical company business applications, both those under development and those in live production environments; securing many types of computing devices including server farms and storage systems through desktop and laptop computers; protecting company communications networks including wireless, voice over IP and Internet connectivity; and facilitating discussions with third parties when establishing contracts or service level agreements governing information security arrangements.
Our network is configured with multiple layers of security with the goal of detecting, preventing, and responding to unauthorized access to or probing of our information. In addition to regular internal vulnerability scans, we submit to external penetration testing to validate our defenses and to identify areas for improvement.
Our applications are engineered with a focus on security and protected using a number of preventative controls in addition to in-code measures.  We also use security protocols for communication among applications.  All of our public APIs and websites use Transport Layer Security. Applications are analyzed for security flaws internally by a dedicated team in order to maintain our security posture through continued development and functional improvement.

Our systems infrastructure is deployed on a private cloud hosted in co-located redundant data centers in New Jersey and Colorado. We believe that we have enough physical capacity to support our operations for the foreseeable future. We have multiple layers of redundancy to support the reliability of network service and achieved 99.9% monthly uptime. We also have a working data redundancy model with comprehensive backups of our databases and software.
Our Intellectual Property
We protect our intellectual property through a combination of trademarks, trade dress, domain names, copyrights and trade secrets, as well as contractual provisions and restrictions on access to our proprietary technology.
We have registered trademarks in the United States, Canada and Australia for “OnDeck,” “OnDeck Score,” “OnDeck Marketplace,” the OnDeck logo and many other trademarks. We also have filed other trademark applications in the United States and certain other jurisdictions and will pursue additional trademark registrations to the extent we believe it will be beneficial.
Our Employees
As of December 31, 2017, we had 475 full-time employees located throughout our New York, Denver, Virginia, Sydney, Australia, and Toronto, Canada offices as well as several remote employees. In February and May 2017, we announced reductions in our headcount as a result of announced layoffs and scheduled attrition, which together represented approximately 27% of our year end 2016 work force. We expect the number of full-time employees to increase in 2018 as we grow our business again and expand our offerings and features.
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
Government Regulation
We are affected by laws and regulations, and judicial interpretations of those laws and regulations, that apply to businesses in general, as well as to commercial lending. This includes a range of laws, regulations and standards that address information security, data protection, privacy, fair lending and anti-discrimination, transparency, licensing and interest rates, among other things. Because we are not a bank and are engaged in commercial lending, we are not subject to certain of the laws and rules that only apply to banks and consumer lenders. However, we purchase term loans and lines of credit from our issuing bank partner that is subject to laws and rules applicable to banks and commercial lenders. We may explore, among other regulatory alternatives, the U.S. Office of the Comptroller of the Currency’s declared interest in offering a special purpose national bank charter for FinTech companies. Additionally, we are actively engaged in promoting industry standards and best practices as exemplified by our launch and adoption of the SMART Box.  The SMART Box includes clear and consistent pricing metrics, metric calculations, and metric explanations to help small businesses understand and assess the costs of their small business finance options. The SMART Box model disclosure was made available for adoption by other capital providers through the ILPA. We have also adopted the ILPA’s Code of Ethics, which sets forth best practices for providing, facilitating and supporting the provision of capital to small businesses.
State Lending Regulations
Interest Rate Regulations

Although the federal government does not regulate the maximum interest rates that may be charged on commercial loan transactions, some states have enacted commercial rate laws specifying the maximum legal interest rate at which commercial loans can be made in their state. We only originate commercial loans. All loans originated directly by us provide that they are to be governed by Virginia law. Virginia does not have rate limitations on commercial loans of $5,000 or more or licensing requirements for commercial lenders making such loans. Our underwriting, servicing, operations and collections teams are headquartered in Arlington, Virginia, and that is where our commercial loan contracts are made. With respect to loans where we work with a partner or issuing bank, the issuing bank may utilize the law of the jurisdiction applicable to the bank in connection with its commercial loans.
Licensing Requirements
In states and jurisdictions that do not require a license to make commercial loans, we make term loans and extend lines of credit directly to customers pursuant to Virginia law, which is the governing law we require in the underlying loan agreements with our customers. There are four states that have licensing requirements where we do not make any term loans and instead purchase term loans made by an issuing bank partner: California, Nevada, North Dakota and South Dakota. Beginning in 2016, we began to acquire line of credit draws under lines of credit extended by our issuing bank partner in those four states and Vermont. Due to regulatory limitations, we do not originate lines of credit directly in those five states. In addition to those five states, there are other states and jurisdictions that require a license or have other requirements to make certain commercial loans, including both term loans and lines of credit, and may not honor a Virginia choice of law. In these other states, historically we have originated some term loans and lines of credit directly but purchased other term loans and lines of credit from issuing bank partners, the foregoing depending on the requirements of these other states. Those other states assert either that their own licensing laws and requirements should generally apply to commercial loans made by nonbanks, or apply to commercial loans made by nonbanks of certain principal amounts, with certain interest rates, to certain business entity types or based on other terms. In such other states and jurisdictions and in some other circumstances, term loans and lines of credit are made by an issuing bank partner that is not subject to state licensing, and may be sold to us. Certain lines of credit are extended by an issuing bank partner in all 50 states in the U.S. and we may purchase extensions under those lines of credit. For the years ended December 31, 2017, 2016 and 2015, loans made by issuing bank partners constituted 22.6%, 22.2% and 15.3%, respectively, of our total loan originations (including both term loans and draws on lines of credit).
The issuing bank partner establishes its underwriting criteria for the issuing bank partner program in consultation with us. We recommend commercial loans to the issuing bank partner that meet the bank partner's underwriting criteria, at which point the issuing bank partner may elect to fund the term loan or extend the line of credit. If the issuing bank partner decides to fund the loan (including term loans and line of credit extensions), it retains the economics on the loan for the period that it owns the loan. The issuing bank partner earns origination fees from the customers who borrow from it and in addition retains the interest paid during the period that the issuing bank partner owns the loan. In exchange for recommending loans to an issuing bank partner, we earn a marketing referral fee based on the loans recommended to, and originated by, that issuing bank partner. Historically, we have been the purchaser of the loans that we refer to issuing bank partners. Our agreement with our issuing bank partner also provides for a collateral account, which is maintained at the issuing bank. The account serves as cash collateral for the performance of our obligations under the agreements, which among other things may include compliance with certain covenants, and also serves to indemnify the issuing bank partner for breaches by us of representations and warranties where it suffers damages as a result of the loans that we refer to it. The initial term of our agreement with our issuing bank partner, Celtic Bank, or Celtic, expires October 2018 and the agreement automatically extends for one-year periods unless terminated by either party. Celtic is an industrial bank chartered by the state of Utah and makes small business and certain other loans. The agreement with Celtic may not be assigned without the prior written consent of the non-assigning party. We may in the future and from time to time work with a different bank partner, or multiple bank partners.
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
Federal Lending Regulations
We are a commercial lender and as such there are federal laws and regulations that affect our and other lenders’ lending operations. These laws include, among others, portions of the Wall Street Reform and Consumer Protection Act or the Dodd-Frank Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, Economic and Trade Sanctions rules, the Electronic Signatures in Global and National Commerce Act, the Service Members Civil Relief Act, the Telephone Consumer Protection Act of 1991, and Section 5 of the FTC Act prohibiting unfair and deceptive acts or practices.  In addition, there are other federal laws that do not directly govern our business but with respect to which we have established certain procedures, including procedures to designed to protect our platform from being used to launder money.
Competition
The small business lending market is highly competitive and fragmented and we expect it to remain so in the future. Our principal competitors include traditional banks, legacy merchant cash advance providers, and newer, technology-enabled lenders. We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

•	ease of process to apply for a loan;

•	brand recognition and trust;

•	loan features, including amount, rate, term and pay-back method;

•	loan product fit for business purpose;

•	transparent description of key terms;

•	effectiveness of underwriting;

•	effectiveness of operational processes;

•	effectiveness of customer acquisition; and

•	customer experience.
See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance - Competition.

Disclosure of Information
We recognize that in today’s environment, our current and potential investors, the media and others interested in us look to social media and other online sources for information about us. We believe that these sources represent important communication channels for disseminating information about us, including information that could be deemed to constitute material non-public information. As a result, in addition to our investor relations website (http://investors.ondeck.com), filings made with the SEC, press releases we issue from time to time, and public webcasts and conference calls, we have used, and intend to continue to use, various social media and other online sources to disseminate information about us and, without limitation, our general business developments; financial performance; product and service offerings; research, development and other technical updates; relationships with customers, platform providers and other strategic partners and others; and market and industry developments.
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
Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such materials electronically with or furnish it to the SEC.  Information contained on, or that can be accessed through, our website or the social media and other websites noted above, do not constitute part of this Annual Report on Form 10-K and the inclusion of our website address and social media addresses in this Annual Report is an inactive textual reference only. The SEC also maintains a website that contains our SEC filings. The website of the SEC site is www.sec.gov.

Industry and Market Data
This report contains estimates, statistical data, and other information concerning our industry that are based on industry publications, surveys and forecasts. The industry and market information included in this report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such information.
The sources of industry and market data contained in this report are listed below:

•	FDIC, Loans to Small Businesses and Farms, FDIC-Insured Institutions 1995-2017, Q2 2017.
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
We generated net losses of $14.3 million, $85.5 million and $2.2 million in 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $222.8 million. We will need to generate and sustain increased revenue levels in future periods in order to become profitable in the future, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds on our marketing and sales operations, increasing our investment in technology and analytics capabilities, increasing our customer service and general loan servicing capabilities, meeting the increased compliance requirements associated with our operation as a public company and changing regulatory requirements, and upgrading our technology infrastructure and expanding in existing or possibly new markets. In addition, we record our loan loss provision as an expense to account for the possibility that loans we intend to hold (rather than sell) may not be repaid in full. Because we incur a given loan loss expense at the time that we issue the loans we intend to hold, we expect the aggregate amount of this expense to grow as we increase the total amount of loans we make to our customers.
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
Our customers are small businesses. Accordingly, our customers historically have been, and may in the future remain, more likely to be affected or more severely affected than large enterprises by adverse economic conditions. These conditions may result in a decline in the demand for our loans by potential customers, higher default rates, or both by our existing customers. If a customer defaults on a loan payable to us, the loan enters a collections process where our systems and collections teams initiate contact with the customer for payments owed. If a loan is subsequently charged off, historically we had generally sold the loan to a third-party collection agency in exchange for only a small fraction of the remaining amount payable to us.
In addition, we recently changed and expect to continue our collections strategy to retain more and sell fewer charged-off loans, with the goal of achieving higher recoveries. There is no assurance that this strategy will be successful, and it could result in lower recoveries than we have realized historically from selling charged-off loans. It may also lead to increased litigation, negative publicity and harm to our reputation.
There can be no assurance that economic conditions will remain favorable for our business or that demand for our loans or default rates by our customers will remain at current levels. Reduced demand for our loans would negatively impact our growth and revenue, while increased default rates by our customers may inhibit our access to capital, including debt warehouse facilities, securitizations and OnDeck Marketplace, and negatively impact our profitability. Customer default rates and changes in the financial markets, including changes in credit markets and interest rates, can also impact the price that investors are willing to pay for our loans through OnDeck Marketplace, if at all, which can adversely impact our gain on sale revenue and limit our financing alternatives. Furthermore, we have received a large number of applications from potential customers who do not satisfy the requirements for an OnDeck loan. If an insufficient number of qualified small businesses apply for our loans, our growth and revenue could decline.

An increase in customer default rates may reduce our overall profitability and could also affect our ability to attract institutional funding. Further, historical default rates may not be indicative of future results.
Customer default rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual customers. In particular, loss rates on customer loans may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer and business confidence, commercial real estate values, the value of the U.S. dollar, energy prices, changes in consumer and business spending, the number of personal and business bankruptcies, disruptions in the credit markets and other factors. We offer both our term loan and line of credit loans to the same customers, subject to customary credit and loan underwriting procedures. To the extent that our customers borrow from us under both types of loans and default, our losses could be greater than if we had offered them only one type of loan. In addition, as of December 31, 2017, approximately 27.9% of our total loans outstanding related to customers with fewer than five years of operating history. While our OnDeck Score is designed to establish that, notwithstanding such limited operating and financial history, customers would be a reasonable credit risk, our loans may nevertheless be expected to have a higher default rate than loans made to customers with more established operating and financial histories. In addition, if default rates, delinquency rates or certain performance metrics reach certain levels, the principal of our securitized notes or other borrowings may be required to be paid down, and we may no longer be able to borrow from our debt facilities to fund future loans. In addition, if customer default rates increase beyond forecast levels, returns for investors in our OnDeck Marketplace program will decline and demand by investors to participate in this program will decrease, each of which will harm our reputation and operating results.
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
We rely on our proprietary credit models in the forecasting of loss rates. If we are unable to effectively forecast loss rates, it can materially adversely affect our operating results. Our use of judgmental underwriting has similar risks.
In making a decision whether to extend credit to prospective customers, we rely primarily on our OnDeck Score, the credit score generated by our proprietary credit-scoring model and decisioning system, an empirically derived suite of statistical models built using third-party data, data from our customers and our credit experience gained through monitoring the performance of our customers over time. If our proprietary credit-scoring model and decisioning system fails to adequately predict the creditworthiness of our customers, including because the factors used to determine the customer's creditworthiness were not representative of such customer's true credit risk profile, we have in the past recorded, and may in the future need to record, additional provision expense and/or experience higher than forecasted losses. In addition, if our proprietary cash flow analytics system fails to assess prospective customers’ financial ability to repay their loans, or if any portion of the information pertaining to the prospective customer is false, inaccurate or incomplete, and our systems did not detect such falsities, inaccuracies or incompleteness, or any or all of the other components of our credit decision process fails, we may experience higher than forecasted losses. Furthermore, if we are unable to access the third-party data used in our OnDeck Score, or our access to such data is limited, our ability to accurately evaluate potential customers will be compromised, and we may be unable to effectively predict probable credit losses inherent in our loan portfolio, which would negatively impact our results of operations.
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
We face the risk on the loans that we hold that our customers will fail to repay their loans in full. We reserve for such losses by establishing an allowance for loan losses, the increase of which results in a reduction of our earnings as we recognize a provision expense for loan losses. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses are also dependent on our subjective assessment based upon our experience and judgment. Actual losses are difficult to forecast, especially if such losses stem from factors beyond our experience, and unlike traditional banks, we are not subject to periodic review by bank regulatory agencies of our allowance for loan losses. In addition, for our line of credit product we estimate probable losses on unfunded loan commitments in a process similar to that used for the allowance for loan losses.
As a result, there can be no assurance that our allowance for loan losses or accrual for probable losses on unfunded line of credit commitments will be comparable to that of traditional banks subject to regulatory oversight or sufficient to absorb losses or prevent a material adverse effect on our business, financial condition and results of operations.
Our business may be adversely affected by disruptions in the credit markets, our failure to comply with our debt agreements, or the termination of our debt agreements, any of which could result in reduced access to credit and other financing. Additionally, OnDeck Marketplace has continued to decline as a part of our overall funding strategy and there is no assurance that OnDeck Marketplace participants will continue to purchase our loans.

Historically, we have depended on debt facilities and other forms of debt in order to finance most of the loans we make to our customers. However, we cannot guarantee that these financing sources will continue to be available beyond the current maturity date of each debt facility, on reasonable terms or at all. As the volume of loans that we make to customers on our platform increases, we may require the expansion of our borrowing capacity of our existing debt facilities and other debt arrangements or the addition of new sources of capital. The availability of these financing sources depends on many factors, some of which are outside of our control. We may also experience the occurrence of events of default or breaches of financial performance or other covenants under our debt agreements, which could reduce or terminate our access to institutional funding.

In addition, OnDeck Marketplace has substantially declined as a portion of our funding strategy. For each of the three months ended March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017 OnDeck Marketplace represented 9.1%, 2.3%, 1.3% and 3.9% of our term loan originations, respectively. In addition, the premiums we were paid in 2017 were lower than those received in 2016. By selling fewer loans via OnDeck Marketplace and at lower premiums, we realized lower gain on sale of loans and hold more of our term loan originations on our balance sheet, which requires us to self-fund or finance a larger amount of loans. As a result, we have used, and may continue to use, available cash on hand to fund originations. While the premiums on sales of loans via OnDeck Marketplace have decreased, we have continued selling a portion of our loans through OnDeck Marketplace to maintain active relationships with institutional loan purchasers and to obtain additional funding. However, to the extent that institutional investors that purchase loans from us through OnDeck Marketplace rely on credit to finance those loan purchases, disruptions in the credit market could further harm our ability to grow or maintain OnDeck Marketplace. We may continue selling a portion of our loans via OnDeck Marketplace, however, there can be no assurance that these investors will continue to purchase our loans via OnDeck Marketplace.

We also rely on securitization as part of our funding strategy and have executed two securitization transactions, one of which, with $250 million of capacity, is currently outstanding under which cash flow can be used to purchase additional loans through April 30, 2018. There can be no assurance that we will be able to successfully access the securitization markets again. In the event of a sudden or unexpected shortage of funds in the banking and financial system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments or the liquidation of certain assets.

Furthermore, during 2018, several of our debt facilities are scheduled to mature, representing an aggregate of $313.2 million of debt capacity, including $30 million in October 2018, $119.7 million in November 2018, $125 million in December 2018 and an aggregate of $38.5 million under other facilities at various dates throughout 2018. We may not be able to extend or renew these maturing debt facilities.

Accordingly, if we are unable to renew or otherwise replace these facilities or generally arrange new or alternative methods of financing, our ability to finance additional loans utilizing these financing sources will end. The interest rates and other costs of new, renewed or amended facilities may also be higher than those currently in effect. If we are unable to renew or otherwise replace these facilities or generally arrange new or alternative methods of financing on favorable terms, we may be forced to curtail our origination of loans or reduce operations, which would have a material adverse effect on our business, financial condition, operating results and cash flow.

Increases in customer default rates could make us and our loans less attractive to lenders under debt facilities and investors in securitizations and institutional purchasers in OnDeck Marketplace which may adversely affect our access to financing and our business.

            We principally rely on credit facilities, securitizations and OnDeck Marketplace to fund our loans.  Increases in customer default rates could make us and our loans less attractive to our existing (or prospective) funding sources.  If our existing funding sources do not achieve their desired financial returns or if they suffer losses, they (or prospective funding sources) may increase the cost of providing future financing or refuse to provide future financing on terms acceptable to us or at all.

            Our debt facilities for our funding debt and our securitization are non-recourse to On Deck Capital, Inc. and are collateralized by our loans.  If the loans securing such debt facilities and securitization fail to perform as expected, the lenders under our credit facilities and investors in our securitization, or future lenders or investors in similar arrangements, may increase the cost of providing financing or refuse to provide financing on terms acceptable to us or at all.

           If we were to be unable to arrange new or alternative methods of financing on favorable terms, we may have to curtail or cease our origination of loans, which could have a material adverse effect on our business, financial condition, operating results and cash flow.
Purchasers of loans in OnDeck Marketplace bear the risks of loan ownership. Unsatisfactory performance of our loans may reduce investor confidence and reduce the willingness of investors to participate in OnDeck Marketplace, which could harm our ability to grow or maintain OnDeck Marketplace. In addition, the gain on sale of loans through OnDeck Marketplace has declined from $14.4 million, or 5.0% of gross revenue in 2016 to $2.5 million, or 0.7% of our gross revenue in 2017 reflecting a lower percentage of our terms loans sold into OnDeck Marketplace. Because we decided to hold more loans on our balance sheet and sell fewer loans through OnDeck Marketplace, our provision expense and interest expense have increased, reducing our operating results.
Our recent growth may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively.
Our gross revenue grew to $351.0 million in 2017 from $291.3 million in 2016 and from $254.8 million in 2015. We expect that, in the future, even if our revenue continues to increase, our rate of revenue growth may decline.
In addition, we expect to continue to expend substantial financial and other resources on:

•	marketing, including expenses relating to increased direct marketing efforts;

•	expanding product offerings;

•	product development, including the continued development of our platform and OnDeck Score;

•	technology and analytics, including OnDeck-as-a-Service;

•	diversification of funding sources;

•	broadening distribution capabilities through strategic partnerships and funding advisors;

•	general administration, including legal, accounting and other compliance expenses related to being a public company; and

•	expansion in Canada and Australia, and possibly into new international geographies.
In addition, our historical growth has placed, and may continue to place, significant demands on our management and our operational and financial resources. Finally, as our business grows, we will need to continue to improve our operational, financial and management controls as well as our reporting systems and procedures. If we cannot manage our growth effectively, our financial results will suffer.

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
We have a limited operating history in an evolving industry that may not develop as expected. Assessing our business and future prospects is challenging in light of the risks and difficulties we may encounter. These risks and difficulties include our ability to:

•	increase the number and total volume of term loans and lines of credit we extend to our customers;

•	improve the terms on which we lend to our customers as our business becomes more efficient;

•	increase the effectiveness of our direct marketing, as well as our strategic partner and Funding Advisor Program customer acquisition channels;

•	maintain or increase repeat borrowing by existing customers;

•	successfully develop and deploy new types of loans and new loan features;

•	successfully expand OnDeck-as-a-Service to additional lenders;

•	successfully maintain our diversified funding strategy, including through debt warehouse facilities, possible future securitization transactions and OnDeck Marketplace;

•	favorably compete with other companies that are currently in, or may in the future enter, the business of lending to small businesses including traditional lenders;

•	successfully navigate economic conditions and fluctuations in the credit market;

•	effectively manage the growth of our business;

•	obtain debt or equity capital on attractive terms;

•	successfully expand internationally; and

•	anticipate and react to changes to an evolving regulatory environment.
We may not be able to successfully address these risks and difficulties, which could harm our business and cause our operating results to suffer.

Competition for our employees is intense. As expected, our 2017 reduction in force negatively impacted our hiring and retention of employees. Failure to attract and retain qualified employees can have a material adverse effect on our business.

Competition for our employees, including and especially highly skilled engineering, data analytics, risk management and finance personnel, is extremely intense reflecting a tight labor market, particularly in New York City. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive financial terms of employment. In addition, candidates making employment decisions often consider the value of any equity they may receive in connection with their employment. Any significant volatility or performance issues in the price of our stock may adversely affect our ability to attract or retain highly skilled technical, financial, marketing and other personnel. We also invest significant time and expense in training our employees, which increases their value to other companies that may seek to recruit them.

In 2017, we implemented a cost rationalization program to realign our cost structure and improve our financial performance. As part of this program we had significant headcount reductions, due to both announced layoffs and scheduled attrition. As a result of these actions, we have experienced increased levels of employee attrition which was not unexpected given the size of the reduction in force. The overall competition for our employees and any continuing impact of our headcount reductions may make it more difficult and/or expensive to recruit and retain talent and train new employees. Failure to attract and retain qualified employees could have a material adverse effect on our business including our ability to execute our growth plans.
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

Our ability to collect payment on loans and maintain accurate accounts may be adversely affected by computer malware, social engineering, phishing, physical or electronic break-ins, technical errors and similar disruptions.
The automated nature of our platform may make it an attractive target for hacking and potentially vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. It is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, in which case there would be an increased risk of fraud or identity theft, and we may experience losses on, or delays in the collection of amounts owed on, a fraudulently induced loan. Security breaches could occur from outside our company, and also from the actions of persons inside our company who may have authorized or unauthorized access to our technology systems. In addition, the software that we have developed to use in our daily operations is highly complex and may contain undetected technical errors that could cause our computer systems to fail. Because each loan that we make involves our proprietary automated underwriting process, any failure of our computer systems involving our automated underwriting process and any technical or other errors contained in the software pertaining to our automated underwriting process could compromise our ability to accurately evaluate potential customers, which would negatively impact our results of operations. Furthermore, any failure of our computer systems could cause an interruption in operations and result in disruptions in, or reductions in the amount of, collections from the loans we make to our customers.

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
Our current level of interest rate spread may decline in the future. Our gain on sale of loans in our OnDeck Marketplace program has declined and may decline further in the future. Any material reduction in our interest rate spread or gains on sales of loans could harm our business, results of operations and financial condition.
We earn a majority of our revenues from interest payments on the loans we make to our customers. Financial institutions and other funding sources provide us with the capital to fund these term loans and lines of credit and charge us interest on the capital that we utilize. In the event that the spread between the interest rate at which we lend to our customers and the interest rate at which we borrow from our lenders decreases, our financial results and operating performance will be harmed. The interest rates we charge to our customers and pay to our lenders could each be affected by a variety of factors, including access to capital based on our business performance, the volume of loans we make to our customers, competition and regulatory requirements. These interest rates may also be affected by a change over time in the mix of the types of loans we provide to our customers and sell to our investors, the mix of new and renewal loans and a shift among our channels of customer acquisition. Interest rate changes may adversely affect our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as inflation, recession, the state of the credit markets, changes in market interest rates, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. In addition, we generate gains on sales of loans to institutional investors through our OnDeck Marketplace program. The prices we are able to charge for loans we sell are based on a variety of factors, including the terms and credit risk associated with loans, the historical credit performance of the loans we sell, investor demand and other factors. If these variables or others were to change, we might be required to reduce our sales prices on loans, sell fewer loans or both, which could reduce our gains on sales of loans in the OnDeck Marketplace program. Our gain on sale of loans declined from $14.4 million in 2016 to $2.5 million in 2017. Any material reduction in our interest rate spread or gains on sale of loans could have a material adverse effect on our business, results of operations and financial condition.
The lending industry is highly regulated. Changes in regulations, including recent changes under the Tax Cuts and Jobs Act of 2017, or in the way regulations are applied to our business could adversely affect our business.
Over the last few years, federal and state regulatory and other policymaking entities have taken an increased interest in marketplace and online lending, including online small business lending.  For example, in July 2015, the U.S. Department of the Treasury issued a public request for information regarding expanding access to credit through online marketplace lending.  Activity in various states has also increased, including in the states of California and New York. In December 2015, the California Department of Business Oversight announced an inquiry into the marketplace lending industry and requested information from fourteen marketplace and online lenders including OnDeck. The New York Department of Financial Services is expected to conduct its own survey of marketplace and online lending in the first half of 2018.  These initiatives were presented as information gathering projects to assist federal and state officials in better understanding, among other things, the methods, role and impact of online and marketplace lending on credit markets. These initiatives either have resulted, or are expected to result, in policy recommendations that could impact our business practices and operations if the recommendations drive new laws or regulations.  For example, if New York were to enact legislation requiring licensure by commercial lenders or imposing certain applicable rate caps or other provisions inconsistent with our current business practices and alternative solutions were not available, we could be required to change our business practices and operations in a manner that adversely impacts our business in New York.  We, or our issuing bank partner, originated approximately 7% of our 2017 total originations in New York.

            We expect these and other types of legislative and regulatory activities to continue in the future as marketplace and online lending grow and become the subject of greater public interest.  For example, with the prospect of easing regulatory burdens at the federal level under the current administration, some states have indicated their intention to take more aggressive regulatory action. We cannot predict the outcome of these or other comparable future activities, when or whether they will lead to new laws, regulations or other actions or what they might be. However, the impact and cost of any possible future changes to laws or regulations could be substantial and could also require us to change our business practices and operations in a manner that adversely impacts our business including by increasing compliance costs or requiring us to limit or modify our lending to comply.
Changes in laws or regulations, including recent changes under the Tax Cuts and Jobs Act of 2017 (and any related Treasury regulations, rules or interpretations, if and when issued), or the regulatory application or judicial interpretation of the laws and regulations applicable to us could adversely affect our ability to operate in the manner in which we currently conduct business or make it more difficult or costly for us to originate or otherwise make additional loans, or for us to collect payments on loans by subjecting us to additional licensing, registration and other regulatory requirements or restrictions in the future or otherwise. For example, if our loans were determined for any reason not to be commercial loans or interest rate limitations were imposed on commercial loans, or if the validity of our relationship with an issuing bank partner were successfully challenged under a “true lender” theory or by similar arguments as made in Madden v. Midland Funding, LLC, we would be subject to many additional requirements, and our fees and interest arrangements could be challenged by regulators, attorneys general or our customers. A material failure to comply with any such laws or regulations could result in regulatory actions, lawsuits and damage to our reputation, which could have a material adverse effect on our business and financial condition and our ability to originate and service loans and perform our obligations to investors and other constituents.
A proceeding relating to one or more allegations or findings of our violation of such laws could result in modifications in our methods of doing business that could impair our ability to collect payments on our loans or to acquire additional loans or could result in the requirement that we pay damages and/or cancel the balance or other amounts owing under the loans associated with such violation. We cannot assure that such claims will not be asserted against us in the future. To the extent it is determined that the loans we make to our customers were not originated in accordance with all applicable laws, we would be obligated to repurchase from the entity holding the applicable loan any such loan that fails to comply with legal requirements. We may not have adequate resources to make such repurchases.
If the choice of law provisions in our loan agreements are found to be unenforceable, we may be found to be in violation of state interest rate limit laws.
Although the federal government does not currently regulate the maximum interest rates that may be charged on commercial loan transactions, many states have enacted interest rate limit laws specifying the maximum legal interest rate at which loans can be made in their state. We apply Virginia law to the underlying agreement for loans that we originate because our loans are underwritten and entered into in the state of Virginia, where our underwriting, risk, servicing, operations and collections teams function.
Virginia law does not limit interest rates on commercial loans of $5,000 or more. Assuming a court were to recognize this choice of law provision, Virginia law would be applied to a dispute between the customer and us regardless of where the customer is located. We intend for Virginia law to control over any state interest rate limit laws that would otherwise be applicable to these loans. We are not aware of any broad-based legal challenges to date to the applicability of Virginia law to the loans we originate or the loans of other companies. However, many laws to which we are subject were adopted prior to the advent of the internet and related technologies and, as a result, do not expressly contemplate or address the unique issues of the applicability of state laws to online transactions, including in our case, the origination of loans. In addition, many laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. As a result, we cannot predict whether a court may seek to apply a different state's law to our loans or to otherwise invalidate the applicability of Virginia law to our loans. If the applicability of Virginia law to these loans were challenged, and these loans were found to be governed by the laws of another state, and such other state has an interest rate limit law that prohibits the interest rate in effect with respect to such loans, the obligations of our customers to pay all or a portion of the interest and principal on these loans could be found unenforceable. A judgment that the choice of law provisions in our loan agreements is unenforceable also could result in costly and time-consuming litigation, penalties, damage to our reputation, trigger repurchase obligations, negatively impact the terms of our future loans and harm our operating results. Likewise, a judgment that the choice of law provision in other commercial loan agreements is unenforceable could result in challenges to our choice of law provision and that could result in costly and time-consuming litigation. In February 2017, in the Madden v. Midland case described in more detail immediately below, the U.S. District Court for the Southern District of New York held that applying the Delaware choice of law specified in the loan contract, which would have resulted in the application of Delaware law that has no limit on allowable interest rates, would violate a fundamental public policy of New York's criminal usury statute. The court then concluded that the New York usury law, and not Delaware law, applied to the loan. That decision, or possible future decisions that similarly invalidate choice of law provisions in loan agreements, could cause us to change the way we do business in particular states and to incur substantial additional expense to comply with the laws of various states, including either licensing as a lender in the various states, altering the terms of our loans or requiring us to place more loans through our issuing bank partner.
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
In February 2017, the U.S. District Court for the Southern District of New York on remand held that applying the Delaware choice of law specified in the loan contract, which would have resulted in the application of Delaware law that has no limit on allowable interest rates, would violate a fundamental public policy of New York's criminal usury statute. The court then concluded that the New York usury law, and not Delaware law, applied to the consumer loan at issue in the case.
The Second Circuit’s holding in the Madden case is binding on federal courts in the states included in the Second Circuit - New York, Connecticut and Vermont. Although the Madden case has received widespread criticism, in the event of an extension of the Second Circuit's decision, either within or outside the states in the Second Circuit, could challenge the federal preemption of state laws setting interest rate limitations for loans made by issuing bank partners in those states. Additionally if the decision by the U.S. District Court for the Southern District of New York applying the law of the state of the borrower, and not the governing law stated in the applicable loan agreement were applied by a state or federal court with proper jurisdiction to commercial loan transactions, either within or outside the State of New York, then those loans originated by OnDeck (or a portion of the principal of and interest on such loans) might be unenforceable and penalties could apply depending on whether the terms of such loans were contrary to the law of the state of the borrower. There could be other related liabilities and reputational harm if OnDeck or a subsequent transferee of the loan were to seek to collect on those amounts. In addition, the U.S. District Court in the Madden case certified a class action to pursue other remedies against the defendants in that case. It is possible that other out of state lenders making loans to borrowers in New York, including us, may be subject to similar claims.
The U.S. District Court’s decision in the Madden case could limit the interest rates we can charge on our loans in New York and possibly in the other states that have criminal usury caps if the principles in Madden were extended to the federal court districts in those states, namely Florida, Georgia, Louisiana, Massachusetts, Michigan, New Jersey Ohio and Pennsylvania, if the terms of OnDeck loans were contrary to the laws in those states. In those circumstances, we may need to change the interest rates and/or amount of loans we make in those states or otherwise change the way we do business in those states, we may be subject to litigation and we may suffer an adverse impact on our business.

In February 2018, the U.S. House of Representatives passed the Protecting Consumers’ Access to Credit Act of 2017 (H.R. 3299).  If enacted in its current form, this legislation would effectively overturn the Madden decision and codify the contractual doctrine of “valid when made” which, as applied to lending agreements, provides that a loan that is valid at inception cannot become usurious upon subsequent sale or transfer to another person.  There can be no assurance that the legislation will be voted upon or passed by the U.S. Senate or signed into law by the President in its current form or at all.
If our relationship with our issuing bank partner was to end or the legal structure supporting such relationship was to be successfully challenged, then we may have to comply with additional laws, regulations, and restrictions, and certain states may require us to obtain a lending license.
In states that do not require a license to make commercial loans, we make term loans and extend lines of credit directly to customers pursuant to Virginia law, which is the governing law we require in the underlying loan agreements with our customers.

However, some states and jurisdictions, including Alaska, California, Kentucky, Maryland, Minnesota, Nebraska, Nevada, North Dakota, South Dakota, Vermont, Washington, D.C., and West Virginia, require a license to make certain commercial loans and may not honor a Virginia choice of law. They assert either that their own licensing laws and requirements should generally apply to commercial loans made by nonbanks to residents of their state or apply to commercial loans made by nonbanks to residents of their state of certain principal amounts or with certain interest rates or other terms. In such states and jurisdictions and in some other circumstances, term loans and lines of credit are made by our issuing bank partner that are not subject to state licensing and may be sold to us. For the years ended December 31, 2017, 2016 and 2015, loans made by our issuing bank partner constituted 22.6%, 22.2%, and 15.3%, respectively, of our total loan originations. These loans are not governed by Virginia law, but rather the laws of the issuing bank partner’s home state, which is Utah law in the case of our issuing bank partner, Celtic Bank. The remainder of our term loans and lines of credit provide that they are to be governed by Virginia law. Our issuing bank partner currently originates all of our loans in California, Nevada, North Dakota and South Dakota as well as some loans in other states and jurisdictions in addition to those listed above. Although such states and jurisdictions may have licensing requirements and/or interest rate caps that purport to apply to some or all commercial loans, all such licensing requirements and/or caps that would otherwise be applicable are federally preempted when these loans are originated by our federally chartered or state chartered issuing bank partners. Loans originated by our issuing bank partner are generally priced the same as loans originated by us under Virginia law. While the other U.S. states where we originate loans currently honor our Virginia choice of law, future legal changes could result in any one or more of those states no longer honoring our Virginia choice of law. In that case, we could potentially address the legal change in a manner similar to how we approach the other states and jurisdictions that currently require licensing and may not honor a Virginia choice of law, or we could consider other approaches, including licensing.
If we were otherwise not able to work with an issuing bank partner or if we were to seek to make loans directly in those states referenced above, we would have to attempt to comply with the laws of these states in other ways, including through obtaining lending licenses. Compliance with the laws of such states could be costly, and if we are unable to obtain such licenses, our loan volume could substantially decrease and our revenues, growth and profitability would be harmed. In addition, if our activities under the current arrangement with our issuing bank partner were deemed to constitute lending within any such jurisdiction that would require a lending license, we could be found to have engaged in impermissible lending within such jurisdictions. As a result, we could be subjected to fines and other penalties, all or a portion of the principal and interest charged on the applicable loans could be found to be unenforceable and, to the extent it is determined that such loans were not originated in accordance with all applicable laws, we could be obligated to repurchase any loans from our debt facilities and OnDeck Marketplace participants that failed to comply with such legal requirements. Any finding that we engaged in unlicensed lending in states for which a license was required could lead to litigation, fines and harm our reputation and negatively impact our operating results.
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
As a public company, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2017 and as of subsequent year ends. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
In the past we have identified certain control deficiencies in our internal control over financial reporting, including a significant deficiency. A control deficiency is considered a significant deficiency if it represents a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. In contrast, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
We cannot assure you that we will not in the future have significant deficiencies or material weaknesses. Because we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm has not evaluated any of the measures we have taken to address any deficiencies.
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
We will be required to disclose material changes made in our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, until the first audit following the date we are no longer an “emerging growth company” as defined in the Jump Our Business Startups Act of 2012, or the JOBS Act, which will be no later than the audit of our financial statements as of and for the year ending December 31, 2019. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We require substantial capital and in the future may require additional capital to pursue our business objectives and profitability strategy and, in particular, our ability to fund loan originations. If adequate capital is not available to us, our business, operating results and financial condition may be harmed.
Since our founding, we have raised substantial equity and debt financing to support the growth of our business. Because we intend to continue to make investments to support the growth of our business, we require additional capital to pursue our business objectives and growth strategy and respond to business opportunities, challenges or unforeseen circumstances, including lending to our customers, increasing our marketing expenditures to attract new customers and improving our brand awareness, developing and offering loans with new characteristics, introducing new loans or services, further expanding internationally in existing or new countries or further improving existing offerings and services, enhancing our operating infrastructure and potentially acquiring complementary businesses and technologies. Accordingly, on a regular basis we need, or we may need, to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, in amounts we need, on terms that are acceptable to us or at all. Volatility in the credit markets in general or in the market for small business or internet loans in particular may also have an adverse effect on our ability to obtain debt financing. Furthermore, the cost of our borrowing may increase due to market volatility, changes in the risk premiums required by lenders or if traditional sources of debt capital are unavailable. Volatility or depressed valuations or trading prices in the equity markets may similarly adversely affect our ability to obtain equity financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
In particular, we may require additional access to capital to support our lending operations. In order to fund loans that cannot be financed through our debt facilities, we have used, and expect to continue to use, our available cash on hand. Furthermore, for all loans that are eligible for funding under the terms of our debt or securitization facilities, these facilities have advance rate limitations on the maximum percentage of collateral that may be financed, which requires us to fund the excess portion through our available cash in hand.
We expect that we will continue to use our available cash to fund a portion of our loans and support our growth initiatives and general operations. To supplement our cash resources, we may seek to expand or modify our existing debt facilities to provide additional capacity as well as expand loan eligibility; add new debt facilities or replace or renew debt facilities scheduled to expire; enter into additional securitizations; increase the size of, or replace, our corporate debt facility; expand the volume of loans that we sell through OnDeck Marketplace and other potential options. If we are unable to adequately maintain our cash resources, we may delay non-essential capital expenditures; implement cost cutting procedures; delay or reduce future hiring; or reduce our rate of future originations compared to current level. There can be no assurance that we can obtain sufficient sources of external capital to support the growth of our business. Delays in doing so or failure to do so may require us to reduce loan originations or reduce our operations, which would harm our ability to pursue our business objectives as well as harm our business, operating results and financial condition.

Our strategy to expand the availability of our platform to other lenders through OnDeck-as-a-Service relies on an unproven business model in an emerging industry, which makes it difficult to evaluate the prospects for that strategy and the risks and challenges we may encounter.

Part of our growth strategy is to expand the availability of our platform to other lenders through OnDeck-as-a-Service.  This strategy relies on an unproven business model in an emerging industry.  As a result, the revenue and income potential of On-Deck-as-a-Service and the related market opportunity are uncertain. In order to pursue this strategy we will be required to make significant investments over time, attract new customers and retain existing ones. Future demand and market acceptance of OnDeck-as-a-Service are unpredictable. The sales cycle to attract a lender to our platform is long and complex, and once a lender is attracted, the integration and ramp up can also be long, complex and expensive.  As a result, it is difficult to evaluate the prospects for this strategy or the timing or degree of its potential success.  It is also difficult to assess the risks and challenges we may encounter in pursuing this strategy.  Many of these risks and challenges are in categories similar to those we face in our online small business lending activities as described in this Item 1A. - Risk Factors and elsewhere in this report.  Others may be in addition to, or greater than, those we face in our online small business lending activities. Additional or greater risks and challenges to expanding the availability of our platform to other lenders may include:

•	lack of acceptance of On-Deck-as-a-Service by other lenders;

•	reluctance of other lenders to share their customer data with us, or impacts of data and security breaches if they do;

•	unwillingness of other lenders to use our platform because we are doing business with their competitors, or for other reasons;

•	the possible preference of other lenders to build and use their own platforms, or platforms offered by existing or new competitors of ours, for online small business lending;

•	our ability to charge fees for services commensurate with the total cost of providing those services;

•	the amount of time it may take us to integrate new lenders;

•	our ability to fund investment to expand and customize our platform in advance of earning fee revenue related to that investment;

•	our ability to provide customized solutions that meet the needs of lenders;

•	our ability to meet the performance criteria that customers or prospective customers require;

•	the inability to retain one or more customers and the impact of that customer loss on other existing or prospective customers;

•	our ability to scale our platform to make it economically viable; and

•	our ability to compete effectively with third parties seeking to provide similar services.

We may not be able to successfully address these risks and challenges, which could cause our strategy to fail, harm our business and cause our operating results to suffer.  In addition, OnDeck-as-a-Service, has placed, and if we are able to expand it will continue to place, significant demands on our management and our operational and financial resources.  If we cannot effectively manage the growth of this opportunity, our financial results will suffer.
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
In some cases, our competitors focus their marketing on our industry sectors and seek to increase their lending and other financial relationships with specific industries such as restaurants. In other cases, some competitors may offer a broader range of financial products to our clients, and some competitors may offer a specialized set of specific products or services. Many of these competitors have significantly more resources and greater brand recognition than we do and may be able to attract customers more effectively than we do. In addition, as more and more competitors market to the same small businesses, it may be more difficult and expensive for us to build our brand and achieve or maintain favorable customer response rates.
When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or credit terms prevalent in that market, which could adversely affect our market share and/or ability to exploit new market opportunities. Our pricing and credit terms could deteriorate if we act to meet these competitive challenges. Further, to the extent that the commissions we pay to our strategic partners and funding advisors are not competitive with those paid by our competitors, whether on new loans or renewals or both, these partners and advisors may choose to direct their business elsewhere. Those competitive pressures could also result in us reducing the origination fees or interest we charge to our customers. In addition, increased competition for customer response could require us to incur higher customer acquisition costs and make it more difficult for us to grow our loan originations in both unit and volume for both new as well as repeat customers. All of the foregoing could adversely affect our business, results of operations, financial condition and future growth.
Our success and future growth depend in part on our successful marketing efforts and increased brand awareness. As part of our cost rationalization program, we have reduced our investment in our brand. Failure to effectively use our brand to convert sales may negatively affect our growth and our financial performance.
We believe that an important component of our growth will be continued market penetration through marketing directly to small businesses. To achieve this growth, we anticipate relying on marketing and advertising while controlling customer acquisition cost. As part of our 2017 cost rationalization program, we reduced our investment in brand advertising while seeking to gain marketing efficiencies. While our goal remains to increase the strength, recognition and trust in the OnDeck brand, drive more unique visitors to submit loan applications on our website, and ultimately increase the number of loans made to our customers, our decision to reduce spending in this area and seek greater efficiencies could adversely affect our growth. We incurred expenses of $52.8 million and $67.0 million on sales and marketing in the years ended December 31, 2017 and 2016, respectively.
Our business model relies on our ability to continue to scale and to decrease incremental customer acquisition costs as we grow. If we are unable to recover our marketing costs through increases in the number of loans we make, or if we maintain recent levels of brand investment or continue to reduce or discontinue our broad marketing campaigns, it could have a material adverse effect on our growth, results of operations and financial condition.
To the extent that Funding Advisor Program partners, other third parties or internal sales representatives mislead loan applicants or engage or previously engaged in disreputable behavior, our reputation may be harmed and we may face liability.
We rely on third-party independent advisors, including commercial loan brokers, which we call Funding Advisor Program partners, or FAPs, for a significant portion of the customers to whom we issue loans. In 2017, 2016 and 2015, loans issued to customers whose applications were submitted to us via the FAP channel constituted 26.9%, 27.3% and 28% of our total loan originations, respectively. As a consequence of their status as independent contractors, we have less control of FAP sales activities versus our internal sales representatives.  In early 2015, we took a number of steps to enhance our then existing efforts to mitigate the risks associated with FAP sales, as discussed below.
Because FAPs earn fees on a commission basis, FAPs may have an incentive to mislead loan applicants, facilitate the submission by loan applicants of false application data or engage in other disreputable behavior so as to earn additional commissions.

In addition, it is possible that some FAPs may attempt to charge additional fees despite our contractual prohibitions. We also rely on our direct sales agents for customer acquisition in our direct marketing channel, who may also be motivated to engage in disreputable behavior to increase our customer base. If FAPs or our direct sales agents mislead our customers or engage in any other disreputable behavior, our customers are less likely to be satisfied with their experience and to become repeat customers, and we may be subject to costly and time-consuming disputes, each of which could harm our reputation and operating performance. Negative publicity relating to FAPs could impair our ability to continue to increase our revenue and our business could otherwise be materially and negatively impacted.

In early 2015, we significantly enhanced the nature and scope of the due diligence conducted on both prospective and existing FAPs (we applied the enhanced due diligence retroactively to all FAPs with which we had arrangements as well).  We update such due diligence on all existing FAPs on an annual basis and continue to conduct enhanced due diligence on new prospective FAPs. We also implemented certain enhanced contractual provisions and compliance-related measures related to our Funding Advisor Program, including FAP training, issuing a FAP code of conduct and conducting welcome calls or distributing welcome surveys to customers (recently modified to customer surveys) who worked with FAPs to survey the FAPs’ practices (which, if in violation of our code or contract, could lead to termination). While these measures were intended to improve certain aspects and reduce the risks of how we work with funding advisors and how they work with our customers, we cannot assure that these measures will work or continue to work as intended, that other compliance-related concerns will not emerge in the future, that the funding advisors will comply with these measures, and that these measures will not negatively impact our business from this channel, including our financial performance, or have other unintended or negative impacts on our business beyond the FAP channel, such as with existing or potential strategic partners, customers or funding sources.

In addition, we do business with third parties who are not part of our Funding Advisor Program, including third parties who may refer potential customers to us or to whom we may refer potential customers for their businesses.  We are exposed to the risks of potential misleading or disreputable behavior from these third parties as well as from our FAPs.

We also face similar risks based on the behavior of our internal sales representatives.  We provide our internal sales representatives with sales scripts that have been reviewed by our compliance team.  Sales representatives receive rigorous training, including in-person training conducted by our compliance team on avoiding unfair, abusive, and deceptive practices.  In addition, internal sales representative calls are recorded and monitored for purposes of compliance and quality assurance, and there is a quality assurance team dedicated to these efforts, which efforts have continued to be refined and enhanced. Despite these measures, we cannot assure that that they will work as intended or that all of our internal sales representatives will comply with our procedures. Failure of our internal sales representatives to do so would expose us to the same, or worse, consequences than those relating to the FAP channel because our direct sales channel is larger than our FAP channel and we have more direct control over our internal sales representatives than we have over our FAP channel.
We pay commissions to our strategic partners, other third parties and FAPs upfront and generally do not recover them in the event the related loan or line of credit is eventually charged off.
We pay commissions to strategic partners and FAPs on the term loans and lines of credit we originate through these channels. We pay these commissions at the time the term loan is originated or line of credit is opened. However, we generally do not require that this commission be repaid to us in the event of a default on a term loan or line of credit. While we generally discontinue working with strategic partners and FAPs that refer customers to us that ultimately have unacceptably high levels of defaults, to the extent that our strategic partners and FAPs are not at risk of forfeiting their commissions in the event of defaults, they may, to an extent, be indifferent to the riskiness of the potential customers that they refer to us.
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
Our current capacity to fund our customers’ lines of credit through existing debt facilities is limited. Accordingly, we maintain cash available to fund our customers’ lines of credit based on the amount that we foresee these customers drawing down. For example, if we make available a line of credit for $15,000 to a small business, we may only reserve a portion of this amount at any given time for immediate draw down. We base the amount that we reserve on our analysis of aggregate portfolio demand and the historical activity of customers using these lines of credit. However, if we inaccurately predict the number of customers that draw down on their lines of credit at a certain time, or if these customers draw down in greater amounts than we forecast, we may not have enough funds available to lend to them. Failure to provide funds drawn down by our customers on their lines of credit may lead to negative customer experience, damage our reputation and inhibit our growth.

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
Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. We expect to have in place accounting, internal audit and other management systems and resources that will allow us to maintain compliance with the requirements of the Sarbanes-Oxley Act at the end of any phase-in periods permitted by the NYSE, the SEC and the JOBS Act. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal control from our independent registered public accounting firm.
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
During an early amortization period or occurrence of an event of default, principal collections from the loans in our asset-backed facilities would be applied to repay principal under such facilities rather than being available on a revolving basis to fund purchases of newly originated loans. During the occurrence of an event of default under any of our facilities, the applicable lenders could accelerate the related debt and such lenders’ commitments to extend further credit under the related facility would terminate. Our asset-backed securitization trust would not be able to issue future series out of such securitization if an early amortization event occurred. If we were unable to repay the amounts due and payable under such facilities, the applicable lenders could seek remedies, including against the collateral pledged under such facilities. An acceleration of the debt under one facility could also lead to a default under other facilities due to cross-acceleration provisions.
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
We act as servicer with respect to our facilities. If we default in our servicing obligations, an early amortization event or default could occur with respect to the applicable facility and we could be replaced as servicer.

In connection with the sale of our loans to our subsidiaries and through OnDeck Marketplace, we make representations and warranties concerning the loans we sell. If those representations and warranties are not correct, we could be required to repurchase the loans. In addition, we may, from time to time, voluntarily purchase loans previously sold to third parties. Any significant required repurchases and/or voluntary purchases could have an adverse effect on our ability to operate and fund our business.
In our asset-backed securitization facility and our other asset-backed revolving debt facilities, we transfer loans to our subsidiaries and make numerous representations and warranties concerning the loans we transfer, including representations and warranties that the loans meet the eligibility respective requirements of such facilities. We also make representations and warranties in connection with the loans we sell through OnDeck Marketplace. If the representations and warranties that the loans meet the eligibility requirements are incorrect, we may be required to repurchase the loans not satisfying the eligibility requirements. Failure to repurchase any loans when required would constitute an event of default under the securitization and other asset-backed facilities and may constitute a termination event under the applicable OnDeck Marketplace agreement. At the request of a loan purchaser, we may voluntarily decide to purchase loans sold to third parties. There is no assurance, however, that we would have adequate resources to make such purchases or, if we did make the purchases, that such event might not have a material adverse effect on our business. Between June 2016 and December 2017, we voluntarily purchased $20.5 million of loans for strategic business reasons and we may, from time to time, do so again in the future to the extent that we have adequate resources available. The purchase of loans in large quantities, both on a mandatory or voluntary basis, may have an adverse impact on our liquidity and our ability to originate loans, especially if we are unable to refinance such loans and elect to rely on available cash to purchase them.

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
In addition, we use identity and fraud checks analyzing data provided by external databases to authenticate each customer’s identity. From time to time in the past, these checks have failed and there is a risk that these checks could also fail in the future, and fraud may occur. We may not be able to recoup funds underlying loans made in connection with inaccurate statements, omissions of fact or fraud, in which case our revenue, operating results and profitability will be harmed. Fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negatively impact our operating results, brand and reputation, and require us to take steps to reduce fraud risk, which could increase our costs.
Financial regulatory reform relating to asset-backed securities has not been fully implemented and there is uncertainty regarding its continuation, both of which could have a significant impact on our ability to access the asset-backed market.
We rely upon asset-backed financing for a significant portion of our funds with which to carry on our business. Asset-backed securities and the securitization markets were heavily affected by the Dodd-Frank Act, which was signed into law in 2010, and have also been a focus of increased regulation by the SEC. However, some of the regulations to be implemented under the Dodd-Frank Act have not yet been finalized and other asset-backed regulations that have been adopted by the SEC have delayed effective dates. For example, the Dodd-Frank Act mandates the implementation of rules requiring securitizers or originators to retain an economic interest in a portion of the credit risk for any asset that they securitize or originate. In October 2014, the SEC adopted final rules in relation to such risk retention, but such rules did not become effective with respect to our transactions until late in 2016. In addition, the SEC previously proposed separate rules which would affect the disclosure requirements for registered as well as unregistered issuances of asset-backed securities. The SEC has recently adopted final rules which affect the disclosure requirements for registered issuances of asset-backed securities backed by residential mortgages, commercial mortgages, auto loans, auto leases and debt securities. However, final rules that would affect the disclosure requirements for registered issuances of asset-backed securities backed by other types of collateral or for unregistered issuances of asset-backed securities have not been adopted. Additionally, there is general uncertainty regarding what changes, if any, may be implemented with regards to the Dodd-Frank Act. Any new rules or changes to the Dodd-Frank Act (or the current rules thereunder), if implemented could adversely affect our ability to access the asset-backed market or our cost of accessing that market.
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
We rely on strategic partners for referrals of an increasing portion of our customers and our growth depends in part on the growth of these referrals. Over the last five years, loans issued to customers referred to us by our strategic partners have grown to become an increasingly significant percentage of our total loan originations.

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
In addition, a small number of strategic partners refer to us a significant portion of the loans made within this channel. In 2017, 2016 and 2015, loans issued to customers referred to us by our top four strategic partners constituted 11.1%, 12.0% and 11.5% of our total loan originations, respectively. In the event that one or more of these significant strategic partners terminated our relationship or reduced the number of leads provided to us, our business would be harmed.
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
If a loan is charged-off, historically we had generally sold the loan to third-parties in exchange for only a small fraction of the remaining amount payable to us. The agreements governing such arrangements with third-parties may be subject to termination and/or renegotiation. Any such termination and/or renegotiation of agreements already in place could result in our inability to sell charged-off loans and/or result in lower recoveries than we have realized historically from selling charged-off loans which could have a material adverse effect on our business and operating results.

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

•	difficulties in securing financing in international markets in local currencies;

•	compliance with multiple, potentially conflicting and changing governmental laws and regulations, including banking, securities, employment, tax, privacy and data protection laws and regulations;

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
Our ability to lend to our customers depends, in part, upon our proprietary technology, including our use of the OnDeck Score. We may be unable to protect our proprietary technology effectively which would allow competitors to duplicate our business processes and know-how, and adversely affect our ability to compete with them. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful.
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

We had U.S. federal net operating loss carryforwards of approximately $82.1 million as of December 31, 2017. These net operating loss carryforwards will begin to expire at various dates beginning in 2027. As of December 31, 2017, after giving effect to new corporate tax rates prescribed by the Tax Cuts and Jobs Act enacted on December 22, 2017, we have recorded a full valuation allowance of $37.8 million against our net deferred tax asset.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. At December 31, 2017, we had 73,822,001 shares of common stock outstanding.
At December 31, 2017, certain holders of our common stock (including shares issuable pursuant to the exercise of warrants to purchase common stock), or their permitted transferees, have registration rights under certain circumstances to require us to include their shares in registration statements that we may file for ourselves or other stockholders. It is not possible for us to determine the total number of our shares that are currently subject to such registration rights because certain of our stockholders with registration rights transferred their shares to the Depository Trust Company in order to hold such shares anonymously in “street name.”  As a result, the actual number of shares with registration rights could be much larger than we are able to determine based on available information. We have also registered the offer and sale of all shares of common stock that we may issue under our 2014 Equity Incentive Plan and 2014 Employee Stock Purchase Plan.
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
Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 47% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2017. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
We would cease to be an “emerging growth company” upon the earliest of: (i) the first fiscal year following the fifth anniversary of our initial public offering, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. Based on the foregoing criteria, December 31, 2019 is latest possible date through which we will continue to be an emerging growth company.
We also expect that these new rules, regulations and standards may make it more expensive for us as a public company to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, and Risk Management Committee.
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
Our principal locations, their purposes and the expiration dates for the leases on facilities at those locations as of December 31, 2017 are shown in the table below.

Location	Purpose	Approximate Square Feet	Lease Expiration Date
New York, NY	Corporate Headquarters, technology and direct sales	107,800	2026
Denver, CO	Direct sales and operations	71,900	2026
Arlington, VA	Underwriting, loan origination and servicing	18,600	2022

We lease all of our facilities. We do not own any real property. We currently have excess capacity in our Denver, New York and Virginia offices and we are continuing to explore options for subletting and/or divesting ourselves of excess space. See Note 14 of Notes to Consolidated Financial Statements elsewhere in this report for details on the termination of a portion of our office space in New York in 2018. We believe our facilities are suitable and adequate for our current and near-term needs. Our leases are further described in Note 12 of Notes to Consolidated Financial Statements elsewhere in this report.

Item 3.	Legal Proceedings
From time to time we are subject to legal proceedings and claims in the ordinary course of our business. The results of such matters cannot be predicted with certainty. However, we believe that the final outcome of any such current matters will not result in a material adverse effect on our consolidated financial condition, consolidated results of operations or consolidated cash flows.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on the New York Stock Exchange, or the NYSE, under the symbol “ONDK” on December 17, 2014 in connection with our initial public offering of our common stock. Prior to that date, there was no public market for our common stock. The following table sets forth for the periods presented the high and low intraday sale prices of our common stock on the NYSE:

	Sale Prices
	High	Low
2016
First Quarter	$10.18	$6.05
Second Quarter	$8.94	$4.20
Third Quarter	$6.46	$4.76
Fourth Quarter	$5.88	$3.64
2017
First Quarter	$5.82	$4.26
Second Quarter	$5.07	$3.29
Third Quarter	$5.18	$3.98
Fourth Quarter	$6.36	$4.53
Holders of Record
As of February 20, 2018, there were approximately 45 holders of record of our common stock. This record holder figure does not include, and we are not able to estimate, the number of holders whose shares are held of record by banks, brokers and other financial institutions.
Dividends
We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, contractual restrictions and other factors that our board of directors may deem relevant.
Issuer Purchases of Equity Securities
During the quarter and year ended December 31, 2017, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of On Deck Capital, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph compares the cumulative total stockholder return since December 31, 2014 with the S&P 500 Index and the NYSE Financial Sector Index through December 31, 2017. The graph assumes that the value of the investment in our common stock and each index was $100 at market close on December 17, 2014. The returns shown are historical and are not intended to suggest future performance.

Sales of Unregistered Equity Securities
None.

Item 6.	Selected Consolidated Financial Data
The following selected consolidated financial data are derived from our audited financial statements. The consolidated balance sheet data as of December 31, 2017 and 2016 and the consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 2015, 2014 and 2013 and the consolidated statement of operations data for the years ended December 31, 2014 and 2013 are derived from our audited consolidated financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data
Revenue:
Interest income	$334,575	$264,844	$195,048	$145,275	$62,941
Gross revenue	350,950	291,317	254,767	158,064	65,249
Total cost of revenue	198,361	182,411	95,107	84,632	39,989
Net revenue	152,589	108,906	159,660	73,432	25,260
Net income (loss)	(14,345)	(85,482)	(2,231)	(18,708)	(24,356)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$(11,534)	$(82,958)	$(1,273)	$(31,592)	$(37,080)
Net income (loss) per share attributable to On Deck Capital, Inc. common shareholders:
Basic and diluted	$(0.16)	$(1.17)	$(0.02)	$(0.60)	$(8.64)
Weighted-average common shares outstanding:
Basic and diluted	72,890,313	70,934,937	69,545,238	52,556,998	4,292,026
Consolidated Balance Sheet Data:
Cash and cash equivalents	$71,362	$79,554	$159,822	$220,433	$4,670
Loans held for investment	952,796	1,000,445	552,742	504,107	222,521
Total assets	996,044	1,064,091	745,025	724,265	233,123
Funding debt	684,269	726,639	375,890	382,773	186,088
Total liabilities	729,988	800,494	415,603	413,660	214,260
Redeemable convertible preferred stock	—	—	—	—	118,343
Total On Deck Capital, Inc. stockholders' equity (deficit)	$262,045	$259,525	$322,813	$310,605	$(99,480)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Overview

We are a leading platform for online small business lending. We are seeking to make it efficient and convenient for small businesses to access capital. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources to assess the creditworthiness of small businesses rapidly and accurately. Small businesses can apply for a term loan or line of credit on our website in minutes and, using our proprietary OnDeck Score®, we can make a funding decision immediately and, if approved, transfer funds as fast as the same day. Qualified customers may carry both a term loan and line of credit simultaneously which we believe provides additional repeat business opportunities, as well as increased value to our customers. We originated $2.1 billion of loans in 2017 and more than $8 billion of loans since we made our first loan in 2007.
We generate the majority of our revenue through interest income and fees earned on the loans we make to our customers. Our term loans, which we offer in principal amounts ranging from $5,000 to $500,000 and with maturities of 3 to 36 months, feature fixed dollar repayments. Our lines of credit range from $6,000 to $100,000, and are generally repayable within six months of the date of the most recent draw. We earn interest on the balance outstanding and lines of credit are subject to a monthly fee unless the customer makes a qualifying minimum draw, in which case it is waived for the first six months. The balance of our other revenue primarily comes from our servicing and other fee income, most of which consists of marketing fees from our issuing bank partner, fees generated by OnDeck-as-a-Service, and fees we receive for servicing loans owned by third parties.
We rely on a diversified set of funding sources for the capital we lend to our customers. Our primary source of this capital has historically been debt facilities with various financial institutions. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. As of December 31, 2017, we had $690.4 million of funding debt principal outstanding and $1.0 billion total borrowing capacity under such debt facilities. During the years ended 2017, 2016 and 2015, we sold approximately $74.2 million, $378.5 million and $617.7 million, respectively, of loans to OnDeck Marketplace purchasers. Of the total principal outstanding as of December 31, 2017, including our loans held for investment, plus loans sold to OnDeck Marketplace purchasers which had a balance remaining as of December 31, 2017, 3% were funded via OnDeck Marketplace purchasers, 58% were funded via our debt facilities, 30% were financed via proceeds raised from our securitization transaction and 9% were funded via our own equity.
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
Key Financial and Operating Metrics
We regularly monitor a number of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions. Beginning with the three months ended March 31, 2016, we refined the calculation of Effective Interest Yield, or EIY, and certain related definitions to present EIY on a business day adjusted basis and to reflect the substantial growth and impact of OnDeck Marketplace in 2015. We also refined the calculation of Net Interest Margin, or NIM, and certain related definitions to present NIM on a calendar day adjusted basis. In addition, effective January 1, 2016, we adopted a new requirement in accordance with accounting principles generally accepted in the United States of America, or GAAP, regarding the presentation of debt issuance costs. All revisions have been applied retrospectively.

	As of or for the Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Originations	$2,114,663	$2,403,796	$1,874,438
Effective Interest Yield	33.9%	33.3%	35.4%
Net Interest Margin*	29.7%	29.7%	29.7%
Marketplace Gain on Sale Rate	3.4%	3.8%	8.6%
Cost of Funds Rate	6.3%	5.9%	5.5%
Provision Rate	7.5%	7.4%	5.8%
Reserve Ratio	11.6%	11.2%	9.8%
15+ Day Delinquency Ratio	6.7%	6.6%	6.6%
Net Charge-off Rate	15.8%	12.0%	13.7%
Pre-Provision Operating Income*	139,345	64,895	72,938
Pre-Provision Operating Yield*	14.3%	8.3%	13.5%
*Non-GAAP measure. Refer to "Non-GAAP Financial Measures" below for an explanation and reconciliation to GAAP.
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
Recent pricing trends are discussed under the subheading “Key Factors Affecting Our Performance - Pricing.”
Net Interest Margin
Net Interest Margin, is calculated as annualized Net Interest Income divided by average Interest Earning Assets. Net Interest Income represents interest income less funding cost during the period. Interest income is net of fees on loans held for investment and held for sale. Net deferred origination costs in loans held for investment and loans held for sale consist of deferred origination costs as offset by corresponding deferred origination fees. Deferred origination fees include fees paid up front to us by customers when loans are funded. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to loan origination. Funding cost is the interest expense, fees, and amortization of deferred debt issuance costs we incur in connection with our lending activities across all of our debt facilities. Annualization is based on 365 days per year and is calendar day adjusted.
Marketplace Gain on Sale Rate
Marketplace Gain on Sale Rate equals our gain on sale revenue from loans sold through OnDeck Marketplace divided by the carrying value of loans sold, which includes both unpaid principal balance sold and the remaining carrying value of the net deferred origination costs. A portion of loans regularly sold through OnDeck Marketplace are or may be loans which were initially designated as held for investment upon origination. The portion of such loans sold in a given period may vary materially depending upon market conditions and other circumstances.Cost of Funds Rate

Cost of Funds Rate is our funding cost, which is the interest expense, fees and amortization of deferred debt issuance costs we incur in connection with our lending activities across all of our funding debt facilities. For full years, it is calculated as our funding cost divided by average funding debt outstanding and for interim periods it is calculated as our annualized funding cost for the period divided by average funding debt outstanding. Annualization is based on four quarters per year and is not business or calendar day adjusted.
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
Pre-Provision Operating Income
Pre-Provision Operating Income represents Income (Loss) from operations plus Provision for loan losses in the period. Our use of Pre-Provision Operating Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. In particular, Pre-Provision Operating Income excludes Provision for loan losses, and as a result does not reflect the estimated loss of principal associated with the failure of our customers to repay their loans in full, which is a material cost of our business.
Pre-Provision Operating Income Yield
Pre-Provision Operating Yield represents Pre-Provision Operating Income divided by Average Interest Earning Assets, annualized. Annualization is based on a 365 days per year and is calendar day adjusted.
Our use of Pre-Provision Operating Yield has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. In particular, Pre-Provision Operating Yield excludes Provision for loan losses and has the same limitations as described above for Pre-Provision Operating Income.

On Deck Capital, Inc. and Subsidiaries
Consolidated Average Balance Sheets
(in thousands)

	Year Ended December 31,
	2017	2016
Assets
Cash and cash equivalents	$55,725	$85,524
Restricted cash	57,053	41,695
Loans held for investment	990,287	790,897
Less: Allowance for loan losses	(108,829)	(75,432)
Loans held for investment, net	881,458	715,465
Loans held for sale	355	7,176
Property, equipment and software, net	26,636	29,668
Other assets	17,758	20,970
Total assets	$1,038,985	$900,498
Liabilities and equity
Liabilities:
Accounts payable	$3,284	$4,120
Interest payable	2,301	1,254
Funding debt	724,340	548,530
Corporate debt	16,160	8,662
Accrued expenses and other liabilities	33,265	33,095
Total liabilities	779,350	595,661

Total On Deck Capital, Inc. stockholders' equity	254,634	299,447
Noncontrolling interest	5,001	5,390
Total equity	259,635	304,837
Total liabilities and equity	$1,038,985	$900,498

Memo:
Unpaid Principal Balance	$972,269	$776,793
Interest Earning Assets	$972,622	$783,763
Loans	$990,642	$798,073

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•	Adjusted EBITDA does not reflect interest associated with debt used for corporate purposes or tax payments that may represent a reduction in cash available to us; and

•	Adjusted EBITDA does not reflect the potential costs we would incur if certain of our warrants were settled in cash.
The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net loss	$(14,345)	$(85,482)	$(2,231)
Adjustments:
Corporate interest expense	764	414	306
Income tax expense	—	—	—
Depreciation and amortization	9,951	9,462	6,508
Stock-based compensation expense	12,515	15,915	11,582
Adjusted EBITDA	$8,885	$(59,691)	$16,165
Adjusted Net (Loss) Income
Adjusted Net (Loss) Income represents our net loss adjusted to exclude stock-based compensation expense and warrant liability fair value adjustment, each on the same basis and with the same limitations as described above for Adjusted EBITDA.

The following table presents a reconciliation of net loss to Adjusted Net (Loss) Income for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted Net (Loss) Income
Net loss	$(14,345)	$(85,482)	$(2,231)
Adjustments:
Net loss attributable to noncontrolling interest	2,811	2,524	958
Stock-based compensation expense	12,515	15,915	11,582
Adjusted Net (Loss) Income	$981	$(67,043)	$10,309

Net Interest Margin
Net Interest Margin, is calculated as annualized Net Interest Income divided by average Interest Earning Assets. Net Interest Income represents interest income less funding cost during the period. Interest income is net of fees on loans held for investment and held for sale. Net deferred origination costs in loans held for investment and loans held for sale consist of deferred origination costs as offset by corresponding deferred origination fees. Deferred origination fees include fees paid up front to us by customers when loans are funded. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to loan origination. Funding cost is the interest expense, fees, and amortization of deferred debt issuance costs we incur in connection with our lending activities across all of our debt facilities. Annualization is based on 365 days per year and is calendar day adjusted.
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

•	Funding cost does not reflect interest associated with debt used for corporate purposes.
The following table presents a reconciliation of interest income to Net Interest Margin for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Reconciliation of Interest Income to Net Interest Margin (NIM)
Interest income	$334,575	$264,844	$195,048
Less: Funding costs	(45,435)	(32,448)	(20,244)
Net interest income	289,140	232,396	174,804
Divided by: average Interest Earning Assets	$972,622	$783,763	$539,096
Net Interest Margin (NIM)	29.7%	29.7%	32.4%
Pre-Provision Operating Income
Pre-Provision Operating Income represents Income (Loss) from operations plus Provision for loan losses in the period. Our use of Pre-Provision Operating Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. In particular, Pre-Provision Operating Income excludes Provision for loan losses, and as a result does not reflect the estimated loss of principal associated with the failure of our customers to repay their loans in full, which is a material cost of our business.

The following table presents a reconciliation of Pre-Provision Operating Income for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Reconciliation of Pre-Provision Operating Income
Income (loss) from operations	(13,581)	(85,068)	(1,925)
Provision for loan losses	152,926	149,963	74,863
Pre-Provision Operating Income	$139,345	$64,895	$72,938
Pre-Provision Operating Income Yield
Pre-Provision Operating Yield represents Pre-Provision Operating Income divided by Average Interest Earning Assets, annualized. Annualization is based on 365 days per year and is calendar day adjusted. Our use of Pre-Provision Operating Yield has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. In particular, Pre-Provision Operating Yield excludes Provision for loan losses and has the same limitations as described above for Pre-Provision Operating Income.
The following table presents a reconciliation of Pre-Provision Operating Yield for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Reconciliation of Pre-Provision Operating Yield
Operating Income Yield	(1.4)%	(10.9)%	(0.4)%
Provision for loan losses / Average Interest Earning Assets	15.7%	19.1%	13.9%
Pre-Provision Operating Yield	14.3%	8.3%	13.5%

Average Interest Earning Assets	972,622	783,763	539,096

Key Factors Affecting Our Performance

Investment in Long-Term Growth
The core elements of our growth strategy include expanding our financing offerings, acquiring new customers, broadening our distribution capabilities through strategic partners and funding advisors, enhancing our technology, data and analytics capabilities, and extending customer lifetime value. We plan to continue to invest significant resources to accomplish these goals. We anticipate that our total operating expense will increase during 2018 as we plan to continue investing in marketing, technology and analytics, and our collection capabilities. In addition, we have modified our collections strategy to retain more and sell fewer charged-off loans, with the goal of achieving higher recoveries. These investments are intended to contribute to our long-term growth, but they may affect our near-term operating performance.
Originations
For the year ended December 31, 2017 our revenues increased as compared to the year ended December 31, 2016, primarily as a result of an increase in the average loans outstanding as well as an increase in pricing on our 2017 originations. During the years ended December 31, 2017, 2016 and 2015, we originated $2.1 billion, $2.4 billion and $1.9 billion of loans, respectively, The decrease in originations in 2017 was largely due to the tightening of our credit policies used to determine eligibility, pricing and loan size for certain customers which resulted in us offering smaller loans or declining to extend credit to certain customers. We decided to tighten our credit policies in order to better control credit risk, reduce our loss rates, and increase our margins with the understanding that the tightening would reduce originations. Despite the decrease in originations in 2017, the average loans outstanding, which is the foundation of our interest earning potential, increased relative to 2016 given each year's respective beginning balances and the effect of our strategic decision to retain more loans on our balance sheet beginning in 2016. In addition, during 2017 we continued to grow our line of credit originations, which made up 19.8%, 14.6% and 9.1% of total dollar originations in 2017, 2016 and 2015, respectively.
The number of weekends and holidays in a period can impact our business. Many small businesses tend to apply for loans on weekdays, and their businesses may be closed at least part of a weekend and on holidays. In addition, our loan fundings and automated customer loan repayments only occur on weekdays (excluding bank holidays).
We anticipate that our future growth will continue to depend in part on attracting new customers. As we continue to aggregate data on customers and prospective customers, we seek to use that data and our increasing knowledge to optimize our marketing spending to attract these customers as well as to continue to focus our analytics resources on better identifying potential customers. We have historically relied on all three of our channels for customer acquisition but remain focused on growing our direct and strategic partner channels. Collective originations through our direct and strategic partner channels made up 73%, 73% and 72% of total originations from all customers in 2017, 2016 and 2015, respectively. We plan to continue investing in direct marketing and sales, increasing our brand awareness and growing our strategic partnerships.

The following table summarize the percentage of loans made to all customers originated by our three distribution channels for the periods indicated. From time to time management is required to make judgments to determine customers' appropriate channel distribution.

	Year Ended December 31,
Percentage of Originations (Dollars)	2017	2016	2015
Direct and Strategic Partner	73.1%	72.7%	72.0%
Funding Advisor	26.9%	27.3%	28.0%
We originate term loans and lines of credit to customers who are new to OnDeck as well as to repeat customers. New originations are defined as new term loan originations plus all line of credit draws in the period, including subsequent draws on existing lines of credit. Renewal originations include term loans only. We believe our ability to increase adoption of our loans within our existing customer base will be important to our future growth. A component of our future growth will include increasing the length of our customer life cycle by expanding our product offerings. In 2017, 2016, and 2015 originations from our repeat customers, were 52%, 53% and 57%, respectively, of total originations to all customers. We believe our significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in our types of loans and services. Repeat customers generally show improvements in several key metrics. From our 2015 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 37% and 50% from their initial loan to their third loan. Similarly, from our 2016 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 35% and 42%. In 2017, 27.7% of our origination volume from repeat customers was due to unpaid principal balance rolled from existing loans directly into such repeat originations. In order for a current customer to qualify for a new term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

•	the business must be approximately 50% paid down on its existing loan;

•	the business must be current on its outstanding OnDeck loan with no material delinquency history; and

•	the business must be fully re-underwritten and determined to be of adequate credit quality.
The extent to which we generate repeat business from our customers will be an important factor in our continued revenue growth and our visibility into future revenue. In conjunction with repeat borrowing activity, many of our customers also tend to increase their subsequent loan size compared to their initial loan size.
The following table summarizes the percentage of loans originated by new and repeat customers. Loans from cross-selling efforts are classified in the table as repeat loans.

	Year Ended December 31,
Percentage of Originations (Dollars)	2017	2016	2015
New	47.6%	47.0%	42.6%
Repeat	52.4%	53.0%	57.4%
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
In accordance with our strategy to expand the range of our loan offerings, over time, we have expanded the offerings of our term loans by making available longer terms and larger amounts. When we begin to offer a new type of loan, we typically extrapolate our existing data to create an initial version of a credit model to permit us to underwrite and price the new type of loan. Thereafter, we begin to collect actual performance data on these new loans which allows us to refine our credit model based on actual data as opposed to extrapolated data. It often takes several quarters after we begin offering a new type of loan for that loan to be originated in sufficient volume to generate a critical mass of performance data. In addition, for loans with longer terms, it takes longer to acquire significant amounts of data because the loans take longer to season.
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
In the fourth quarter of 2016, our provision for loan loss expense included approximately $19 million of additional expense required to build our reserve based on our latest estimate of losses for loans with original maturities of 15 months or longer. The $19 million increase related almost entirely to 2016 originations. Our provision rate for 2016 was 7.4% as compared to 5.8% in 2015.

In 2017, our corrective action included the tightening of credit policies used to determine eligibility, pricing and loan size for certain customers. As additional seasoning took place on our loans and as our predictive model incorporated newer data, our provision rate generally improved during 2017. Our Provision Rates were 8.7%, 7.2%, 7.5% (6.9% excluding approximately 65 basis points attributable to hurricanes Harvey and Irma) and 6.4% in the first through fourth quarters of 2017, respectively. For the full year 2017, the Provision Rate was 7.5% compared to 7.4% for 2016. We believe this represents an improvement because the 2017 Provision Rate includes additional reserve build related to 2016 originations and hurricanes Harvey and Irma.
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
Our customers generally pay between $0.003 and $0.04 per month in interest for every dollar they borrow under one of our term loans, with the actual amount typically driven by the length of term of the particular loan. Historically, our term loans have been primarily quoted in “Cents on Dollar,” or COD, and lines of credit in annual percentage rate, or APR. Given the use case and payback period associated with our shorter term loans, we believe many of our customers prefer to understand pricing on a “dollars in, dollars out” basis and are primarily focused on total payback cost.
“Cents on Dollar” borrowed reflects the total interest to be paid by a customer to us for each dollar of principal borrowed, and does not include the loan origination fee. As of December 31, 2017, the APRs of our term loans outstanding ranged from 5.9% to 99.7% and the APRs of our lines of credit outstanding ranged from 11.0% to 60.8%. Because many of our loans are short term in nature and APR is calculated on an annualized basis, we believe that small business customers tend to understand and evaluate term loans, especially those of a year or less, primarily on a Cents on Dollar borrowed basis rather than APR.  While annualized rates like APR may help a borrower compare loans of similar duration, especially for loans of 12 months or less, an annualized rate may be less useful because it is sensitive to duration. For loans of 12 months or less, small differences in loan term can yield large changes in the associated APR, which makes comparisons and understanding of total interest cost more difficult. We believe that for such short-term loans, Cents on Dollar, or similar cost measures that provide total interest expense, give a borrower important information to understand and compare loans, and make an educated decision.  Despite these limitations, we are exploring ways to increase standardization of pricing and comparison terms in our industry in order to help small business customers assess their credit options. We are also providing APRs for prior periods as supplemental information for comparative purposes.  Historically, we have not used APR as an internal metric to evaluate performance of our business or as a basis to compensate our employees or to measure their performance. The interest on commercial business loans is also tax deductible as permitted by law compared to typical personal loans which do not provide a tax deduction. APR does not give effect to the small business customer’s possible tax deductions and cash savings associated with business related interest expenses.
We believe that our product pricing has historically fallen between traditional bank loans to small businesses and certain non-bank small business financing alternatives such as merchant cash advances.

	Q4 2017	Q3 2017	Q2 2017	Q1 2017	2016	2015	2014	2013
Weighted Average Term Loan "Cents on Dollar" Borrowed, per Month	1.97¢	1.96¢	1.94¢	1.95¢	1.82¢	1.95¢	2.32¢	2.65¢
Weighted Average APR - Term Loans and Lines of Credit	43.8%	43.8%	43.2%	44.0%	41.4%	44.5%	54.4%	63.4%

The weighted average APR for term loans and lines of credit prior to 2017 had generally declined for several years. For the years ended December 31, 2017, 2016 and 2015, the weighted average APR for term loans and lines of credit was 43.7%, 41.4% and 44.5%, respectively. We attribute the pricing decrease between 2015 and 2016 to longer average loan term lengths, increased originations from our lower cost direct and strategic partner channels as a percentage of total originations, the growth of our line of credit product which is priced at a lower APR level than our term loans, the introduction of our customer loyalty program and our continued efforts to pass savings on to customers. The pricing increases in 2017 were primarily due to our decision to generally raise prices compared to the prior year..
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
In addition to individual loan pricing and the number of days in a period, there are many other factors that can affect EIY, including:

•
Channel Mix - In general, loans originated from the direct and strategic partner channels have lower EIYs than loans from the funding advisor channel. This is primarily due to the lower pricing of loans in the direct and strategic partner channels, which reflect lower acquisition costs and lower loss rates compared to loans in the funding advisor channel.  The direct and strategic partner channels' have, in the aggregate, made up 73%, 73% and 72% of total originations during the years ended December 31, 2017, 2016 and 2015, respectively. We expect the combined direct and strategic partner channels', as well as the funding advisor channel's, percentage of originations in 2018 to remain generally comparable to 2017 levels.

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower EIYs, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher EIY loans because total payback is typically higher compared to a shorter length term for the same principal loan amount.  Following the introduction of our 24-month and 36-month term loans, the average length of new term loan originations had increased from 10.8 months at December 31, 2014 to 13.3 months at December 31, 2016. As part of our 2017 credit tightening policy, when appropriate, the offered duration of term loans to certain customers was shortened to control duration risk. For the three-months ended December 31, 2017, the average length of new term loan originations had decreased to 11.7 months.

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

•
Product Mix - In general, loans originated by line of credit customers have lower EIYs than loans from term loan customers.  This is primarily due to the fact that lines of credit are expected to have longer lifetime usage than term loans, enabling more time to recoup upfront acquisition costs.  For the year ended 2017, the average line of credit APR was 32.3%, compared to the average term loan APR which was 45.2%.  Further, draws by line of credit customers have increased to 19.8% of total originations in 2017 from 14.6% in 2016.

•
Competition - During 2016 and 2017, we believe the number of new entrants into the market as well as the amount of funding invested in these competitors from private equity or venture capital sources slowed. At the same time, more traditional small business lenders such as banks have and may continue to enter the space. Additionally, certain non-bank small business service providers are launching lending products aimed at their small business customers. As these trends evolve, competitors may attempt to obtain new customers by pricing term loans and lines of credit below prevailing market rates. This could cause downward pricing pressure as these new entrants attempt to win new customers even at the cost of pricing loans below market rates, or even at rates resulting in net losses to them. . However, in the second half of 2017, we increased our pricing to optimize our unit economics while growing originations again sequentially, and continue to believe that price is just one of a number of selection criteria small business owners use to evaluate their financing options.

Effective Interest Yield
Q4 2017	Q3 2017	Q2 2017	Q1 2017	2016	2015	2014	2013
35.6%	33.4%	32.8%	33.9%	33.3%	35.4%	40.3%	43.5%

Sale of Whole Loans through OnDeck Marketplace
We sell whole loans to institutional investors through OnDeck Marketplace. Marketplace originations are defined as loans that are sold through OnDeck Marketplace in the period or are held for sale at the end of the period. For the years ended 2017, 2016 and 2015 approximately 3.7%, 18.4% and 34.3% respectively, of total term loan originations were designated as Marketplace originations, which resulted in $74.2 million, $378.5 million and $617.7 million of loans sold, respectively. We have the ability to fund our originations through a variety of funding sources, including OnDeck Marketplace. Due to the flexibility of our diversified funding model, management has the ability to exercise judgment to adjust the percentage of term loans originated through OnDeck Marketplace considering numerous factors including the premiums, if any, available to us. During the year ended 2017, premiums increased due, in part, to market conditions and the loan mix we elected to sell. However, the Marketplace Gain on Sale Rate during the year ended 2017 decreased to 3.4% compared to 3.8% for the year ended 2016 primarily as a result of the channel mix of the loans sold. Despite these trends, we elected to make OnDeck Marketplace loan sales during 2017 to provide us an additional source of liquidity and to maintain active relationships with our institutional loan purchasers. If premiums remain steady or decrease further, we may further reduce our percentage of Marketplace originations or suspend such originations. However, subject to our overall financing and liquidity needs as well as the eligibility to finance new originations under our existing debt facilities, we may use or increase our use of OnDeck Marketplace regardless of whether premiums increase or decrease.
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

The following table summarizes the initial principal of originations of the aforementioned two sources as it relates to the statement of cash flows during 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015 [1]
Originations of loans held for sale	49,813	304,258	445,968
Originations of loans held for investment, modified	13,252	72,839	138,968
Marketplace originations	63,065	377,097	584,936
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
Our CACs, on a combined basis for all three acquisition channels and evaluated as a percentage of originations, declined for the year ended 2017 as compared to the year ended 2016.  The decrease was primarily attributable to a decline in CACs in our direct channel resulting from improvements in customer targeting, increased drawn balances of our customers' lines of credit, increased renewal activity within the direct channel on an absolute dollar basis as well as a decline in CACs in our strategic partner channel driven by decreased external commissions. The decrease was partially offset by an increase in CACs in our funding advisor channel driven by an increase in external commissions.
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
For illustration, we consider customers that took their first ever loan or line of credit from us during 2015 and look at all of their borrowing and transaction history from that date through December 31, 2017. The borrowing characteristics of these borrowers include:

•	Average number of loans per customer during the measurement period: 2.1

•	Average initial loan size: $36,415

•	Average amount borrowed per customer: $104,272

•	Total borrowings: $1.88 billion
Similarly, the borrowing characteristics of customers that took their first ever loan or line of credit from us during 2016 include:

•	Average number of loans per customer during the measurement period: 1.5

•	Average initial loan size: $38,533

•	Average amount borrowed per customer: $68,469

•	Total borrowings: $1.42 billion
Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by cohort. Net lifetime charge-offs are the unpaid principal balance charged off less recoveries of loans previously charged off, and a given cohort’s net lifetime charge-off ratio equals the cohort’s net lifetime charge-offs through December 31, 2017 divided by the cohort’s total original loan volume. Repeat loans in the denominator include the full renewal loan principal, rather than the net funded amount, which is the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment. Loans originated and charged off between January 1, 2013 and December 31, 2017 were on average charged off near the end of their loan term. The chart immediately below includes all term loan originations, regardless of funding source, including loans sold through our OnDeck Marketplace or held for sale on our balance sheet.
Net Charge-off Ratios by Cohort Through December 31, 2017

	2013	2014	2015	2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017
Principal Outstanding as of December 31, 2017	—%	—%	0.1%	2.4%	10.4%	26.6%	57.6%	86.2%

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
Given that the originations in the latter half of the 2017 cohort are relatively unseasoned as of December 31, 2017, these cohorts reflect low lifetime charge-off ratios in each of the new customer, repeat customer and total loans charts below. Further, given our loans are typically charged off after 90 days of nonpayment, all cohorts reflect approximately 0% charge offs for the first three months in the charts below.
Net Cumulative Lifetime Charge-off Ratios
New Loans

9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24
Month
2013
2014
2015
2016
2017 Q1
2017 Q2
2017 Q3
2017 Q4

Originations	2013	2014	2015	2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017
New term loans (in thousands)	$256,344	$521,355	$627,494	$777,129	$189,984	$124,746	$137,374	$137,382
Weighted average term (months)	10.0	10.8	11.8	13.3	12.4	11.7	12.4	11.7

Net Cumulative Lifetime Charge-off Ratios
Repeat Loans

Originations	2013	2014	2015	2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017
Repeat term loans (in thousands)	$199,587	$579,602	$1,076,122	$1,274,721	$279,939	$237,472	$289,713	$299,903
Weighted average term (months)	10.0	11.6	12.7	13.1	12.2	11.9	12.2	12.5

Net Cumulative Lifetime Charge-off Ratios
All Loans

Originations	2013	2014	2015	2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017
All term loans (in thousands)	$458,917	$1,157,751	$1,874,437	$2,403,796	$573,015	$464,362	$530,926	$546,360
Weighted average term (months)	10.0	11.2	12.4	13.2	12.3	11.8	12.1	12.2
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

•
Loan Losses. Our underwriting process is designed to limit our loan losses to levels compatible with our business strategy and financial model. Our aggregate loan loss rates from 2013 through 2015 were consistent with our financial targets while 2016 was higher than our financial target as we incurred higher than estimated loss rates on certain longer-term loans. Our 2017 loan loss levels were also higher than our financial targets largely because we were taking corrective action throughout the first half of the year to address the higher 2016 loan losses. Our overall loan losses are affected by a variety of factors, including external factors such as prevailing economic conditions, general small business sentiment and unusual events such as natural disasters, as well as internal factors such as the accuracy of the OnDeck Score, the effectiveness of our underwriting process and the introduction of new types of loans, such as our line of credit, with which we have less experience to draw upon when forecasting their loss rates. Our loan loss rates may vary in the future.

•
Funding Costs. Changes in macroeconomic conditions may affect generally prevailing interest rates, and such effects may be amplified or reduced by other factors such as fiscal and monetary policies, economic conditions in other markets and other factors. Interest rates may also change for reasons unrelated to economic conditions. To the extent that interest rates rise, our funding costs will increase and the spread between our Effective Interest Yield and our Cost of Funds Rate may narrow to the extent we cannot correspondingly increase the payback rates we charge our customers. As we have grown, we have been able to lower our Cost of Funds Rate by negotiating more favorable interest rates on our debt and accessing new sources of funding, such as the OnDeck Marketplace and the securitization markets. However, we expect our Cost of Funds Rate to gradually move higher in 2018 due to anticipated Federal Reserve interest rate increases.

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
Gain on Sales of Loans. We sell term loans to third-party institutional investors through OnDeck Marketplace. We recognize a gain or loss on the sale of such loans as the difference between the proceeds received, adjusted for initial recognition of servicing assets or liabilities obtained at the date of sale, and the outstanding principal and net deferred origination costs. To the extent that premiums available to us remain consistent with the past several quarters, we expect both the volume and percentage of loans sold in 2018 to be relatively consistent with or less than, the volume of loans sold in 2017. The Gain on Sale that will result from those sales will be a function of the premiums available in 2018 which cannot be determined at this time.
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
Funding Costs. Funding costs consist of the interest expense we pay on the debt we incur to fund our lending activities, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining this debt, such as banker fees, origination fees and legal fees. Such costs are expensed immediately upon early extinguishment of the related debt. Our Cost of Funds Rate will vary based on a variety of external factors, such as credit market conditions, general interest levels and interest rate spreads, as well as OnDeck-specific factors, such as origination volume and credit quality. We expect our funding costs will continue to increase in absolute dollars due to increased utilization of our funding debt facilities resulting from planned portfolio growth and higher interest rates.
Operating Expense

Operating expense consists of sales and marketing, technology and analytics, processing and servicing, and general and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses, stock-based compensation expense and occupancy, comprise a significant component of each of these expense categories. The number of employees was 475 and 708 at December 31, 2017 and December 31, 2016, respectively. All operating expense categories also include an allocation of overhead, such as rent and other overhead, which is based on employee headcount.
Sales and Marketing. Sales and marketing expense consists of salaries and personnel-related costs of our sales and marketing and business development employees, as well as direct marketing and advertising costs, online and offline CACs (such as direct mail, paid search and search engine optimization costs), public relations, radio and television advertising, promotional event programs and sponsorships, corporate communications and allocated overhead. We expect our sales and marketing expense in terms of absolute dollars to remain consistent with or be modestly less than 2017 levels but to decrease as a percentage of revenue in the near term as our sales and marketing activities mature and we continue to optimize marketing spend.
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
Processing and Servicing. Processing and servicing expense consists primarily of salaries and personnel related costs of our credit analysis, underwriting, funding, fraud detection, customer service and collections employees. Additional expenses include vendor costs associated with third-party credit checks, lien filing fees and other costs to evaluate, close and fund loans and overhead costs. We anticipate that our processing and servicing expense in terms of absolute dollars to remain consistent with or be slightly lower than 2017 levels and to decrease as a percentage of revenue as we grow originations by continuing to increase automation and by driving department efficiencies.
General and Administrative. General and administrative expense consists primarily of salary and personnel-related costs for our executive, finance and accounting, legal and people operations employees. Additional expenses include a provision for the unfunded portion of our lines of credit, consulting and professional fees, insurance, legal, travel, gain or loss on foreign exchange and other corporate expenses. These expenses also include costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, directors’ and officers’ liability insurance and increased accounting costs. We anticipate that our general and administrative expense in terms of absolute dollars to remain consistent with 2017 levels but to decline as a percentage of revenue in the near term as our finance and accounting, legal and people operations functions mature.
Other (Expense) Income
Interest Expense. Interest expense consists of interest expense and amortization of deferred debt issuance costs incurred on debt associated with our corporate activities. It does not include interest expense incurred on debt associated with our lending activities.
Provision for Income Taxes
Provision for income taxes consists of U.S. federal, state and foreign income taxes, if any. Through December 31, 2016, we have not been required to pay U.S. federal or state income taxes nor any foreign taxes because of our current and accumulated net operating losses. As of December 31, 2017, we had $82.1 million of federal net operating loss carryforwards and $81.3 million of state net operating loss carryforwards available to reduce future taxable income, unless limited due to historical or future ownership changes. The federal net operating loss carryforwards will begin to expire at various dates beginning in 2029.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted which made significant changes to the existing tax code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, an increase in bonus depreciation and the deductibility of certain depreciable assets, limitations on the deductibility of net interest expense, changes to net operating loss carryover and carryback rules, the transition of U.S international taxation from a worldwide tax system to a territorial system, and reductions in the amount of executive pay that could qualify as a tax deduction.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB 118, to assist registrants in accounting for the tax effects of the Tax Act specifically when an accounting analysis of the Tax Act is incomplete for registrant's financial statements for the reporting period in which the Tax Act became law. SAB 118 permits us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with SAB 118, we have been able to reasonably estimate the effect the change in the corporate tax rate will have on our deferred tax asset. At December 31, 2017, our deferred tax asset has been provisionally remeasured and adjusted by $18.8 million from $56.6 million to $37.8 million. Because a full valuation allowance has been and will continue to be recorded against our deferred tax asset, an amount corresponding to the reduction of the deferred tax asset has been released from the valuation allowance. These two adjustments offset each other and result in no net impact to our results of operations.
As of December 31, 2017, a full valuation allowance of $37.8 million was recorded against our net deferred tax assets.

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated.

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Revenue:
Interest income	$334,575	$264,844	$195,048
Gain on sales of loans	2,485	14,411	53,354
Other revenue	13,890	12,062	6,365
Gross revenue	350,950	291,317	254,767
Cost of revenue:
Provision for loan losses	152,926	149,963	74,863
Funding costs	45,435	32,448	20,244
Total cost of revenue	198,361	182,411	95,107
Net revenue	152,589	108,906	159,660
Operating expense:
Sales and marketing	52,786	67,011	60,575
Technology and analytics	53,392	58,899	42,653
Processing and servicing	18,076	19,719	13,053
General and administrative	41,916	48,345	45,304
Total operating expense	166,170	193,974	161,585
Income (loss) from operations	(13,581)	(85,068)	(1,925)
Other expense:
Interest expense	(764)	(414)	(306)
Total other expense	(764)	(414)	(306)
Loss before provision for income taxes	(14,345)	(85,482)	(2,231)
Provision for income taxes	—	—	—
Net income (loss)	$(14,345)	$(85,482)	$(2,231)

The consolidated statements of operations data as a percentage of gross revenue for each of the periods indicated.

	Year Ended December 31,
	2017	2016	2015
Revenue:
Interest income	95.3%	90.9%	76.6%
Gain on sales of loans	0.7	5.0	20.9
Other revenue	4.0	4.1	2.5
Gross revenue	100.0	100.0	100.0
Cost of revenue:
Provision for loan losses	43.6	51.5	29.4
Funding costs	12.9	11.1	7.9
Total cost of revenue	56.5	62.6	37.3
Net revenue	43.5	37.4	62.7
Operating expense:
Sales and marketing	15.0	23.0	23.8
Technology and analytics	15.2	20.2	16.7
Processing and servicing	5.2	6.8	5.1
General and administrative	11.9	16.6	17.8
Total operating expense	47.3	66.6	63.4
Income (loss) from operations	(3.8)	(29.2)	(0.8)
Other expense:
Interest expense	(0.2)	(0.1)	(0.1)
Total other expense	(0.2)	(0.1)	(0.1)
Loss before provision for income taxes	(4.0)	(29.3)	(0.9)
Provision for income taxes	—	—	—
Net income (loss)	(4.0)%	(29.3)%	(0.9)%

Comparison of Years Ended December 31, 2017 and 2016

	Year Ended December 31,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$334,575	95.3%	$264,844	90.9%	$69,731	26.3%
Gain on sales of loans	2,485	0.7	14,411	5.0	(11,926)	(82.8)
Other revenue	13,890	4.0	12,062	4.1	1,828	15.2
Gross revenue	350,950	100.0	291,317	100.0	59,633	20.5
Cost of revenue:
Provision for loan losses	152,926	43.6	149,963	51.5	2,963	2.0
Funding costs	45,435	12.9	32,448	11.1	12,987	40.0
Total cost of revenue	198,361	56.5	182,411	62.6	15,950	8.7
Net revenue	152,589	43.5	108,906	37.4	43,683	40.1
Operating expenses:
Sales and marketing	52,786	15.0	67,011	23.0	(14,225)	(21.2)
Technology and analytics	53,392	15.2	58,899	20.2	(5,507)	(9.3)
Processing and servicing	18,076	5.2	19,719	6.8	(1,643)	(8.3)
General and administrative	41,916	11.9	48,345	16.6	(6,429)	(13.3)
Total operating expenses	166,170	47.3	193,974	66.6	(27,804)	(14.3)
Loss from operations	(13,581)	(3.8)	(85,068)	(29.2)	71,487	84.0
Other expense:
Interest expense	(764)	(0.2)	(414)	(0.1)	(350)	84.5
Total other expense:	(764)	(0.2)	(414)	(0.1)	(350)	84.5
Loss before provision for income taxes	(14,345)	(4.0)	(85,482)	(29.3)	71,137	(83.2)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(14,345)	(4.0)%	$(85,482)	(29.3)%	$71,137	(83.2)%
Revenue

	Year Ended December 31,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$334,575	95.3%	$264,844	90.9%	$69,731	26.3%
Gain on sales of loans	2,485	0.7	14,411	5.0	(11,926)	(82.8)
Other revenue	13,890	4.0	12,062	4.1	1,828	15.2
Gross revenue	$350,950	100.0%	$291,317	100.0%	$59,633	20.5%

Gross revenue increased by $59.6 million, or 20.5%, from $291.3 million in 2016 to $351.0 million in 2017. This growth was in part attributable to a $69.7 million, or 26.3%, increase in interest income, which was driven by a greater volume of loans being held on our balance sheet as evidenced by the 24.1% increase in Average Loans to $990.6 million from $798.1 million. The increase in interest income was also attributed to an increase in our EIY on loans outstanding to 33.9% from 33.3% over the same period.
Gain on sales of loans decreased by $11.9 million, from $14.4 million in 2016 to $2.5 million in 2017. This decrease was primarily attributable to a $304.4 million decrease in sales of loans through OnDeck Marketplace and a decrease in Marketplace Gain on Sale Rate from 3.8% in 2016 to 3.4% in 2017.
Other revenue increased $1.8 million, or 15%, primarily attributable to an increase of $3.0 million in platform fees and an increase of $0.9 million in monthly fees earned from lines of credit as the total number of line of credit units increased period over period. This increase was partially offset by a decrease of $1.0 million in marketing fees from our issuing bank partner and $1.1 million decrease from our syndication program.
Cost of Revenue

	Year Ended December 31,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$152,926	43.6%	$149,963	51.5%	$2,963	2.0%
Funding costs	45,435	12.9	32,448	11.1	12,987	40.0
Total cost of revenue	$198,361	56.5%	$182,411	62.6%	$15,950	8.7%
Provision for Loan Losses. Provision for loan losses increased by $3.0 million, or 2%, from $150.0 million in 2016 to $152.9 million in 2017. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates. As a result, we believe that analyzing provision for loan losses as a percentage of originations held for investment, rather than as a percentage of gross revenue, provides more useful insight into our operating performance. Our provision for loan losses as a percentage of originations held for investment, or the Provision Rate, increased from 7.4% in 2016 to 7.5% in 2017. The increase in the Provision Rate was, in part, attributable to continued reserve builds in 2017 for loans originated in 2016, as well as reserve builds related to hurricanes Harvey and Irma (See Part II -Item 7 - Key Factors Affecting our Performance - Credit Performance.)
Funding Costs. Funding costs increased by $13.0 million, or 40.0%, from $32.4 million in 2016 to $45.4 million in 2017. The increase in funding costs was primarily attributable to the increases in our average aggregate outstanding borrowings. The Average Funding Debt Outstanding during 2017 was $724.3 million as compared to $548.5 million during 2016 while our Cost of Funds Rate increased to 6.3% from 5.9%. The Cost of Funds Rate increased primarily as a result of the increase in LIBOR throughout 2017 which increased the rates associated with our variable rate debt instruments, and the higher interest rates associated with our newer facilities which were available to finance our previously ineligible loans. As a percentage of gross revenue, funding costs increased from 11.1% in 2016 to 12.9% in 2017. The increase in funding costs as a percentage of gross revenue was primarily the result of the increase of interest rates on our debt facilities

Operating Expense

Sales and Marketing

	Year Ended December 31,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$52,786	15.0%	$67,011	23.0%	$(14,225)	(21.2)%
Sales and marketing expense decreased by $14.2 million, or 21%, from $67.0 million in 2016 to $52.8 million in 2017. The decrease was primarily attributable to a $9.5 million decrease in customer acquisition costs and a decrease of $3.8 million in personnel-related costs. Additionally, brand and radio/television advertising decreased by $3.3 million which was partially offset by an increase of $2.0 million in syndication program costs.
Technology and Analytics

	Year Ended December 31,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$53,392	15.2%	$58,899	20.2%	$(5,507)	(9.3)%
Technology and analytics expense decreased by $5.5 million, or 9%, from $58.9 million in 2016 to $53.4 million in 2017. The decrease was primarily attributable to a $5.5 million decrease in salaries and personnel-related costs related to technology and analytics headcount reductions as part of our cost rationalization program.
Processing and Servicing

	Year Ended December 31,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$18,076	5.2%	$19,719	6.8%	$(1,643)	(8.3)%
Processing and servicing expense decreased by $1.6 million, or 8%, from $19.7 million in 2016 to $18.1 million in 2017. The decrease was primarily attributable to a $1.6 million decrease in salaries and personnel-related costs, related to processing and servicing headcount reductions as part of our cost rationalization program.

General and Administrative

	Year Ended December 31,
					Period-to-Period
	2017		2016		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$41,916	11.9%	$48,345	16.6%	$(6,429)	(13.3)%
General and administrative expense decreased by $6.4 million, or 13%, from $48.3 million in 2016 to $41.9 million in 2017. The decrease was primarily attributable to a $2.7 million decrease in salaries and personnel-related costs related to general and administrative headcount reductions, and travel and entertainment expenses decreased by $2.2 million, both as a result of our cost rationalization program. The gain related to foreign currency transactions and holdings in Canadian Dollars decreased expenses by $1.5 million in 2017 as compared to the prior year, driven by the increased value of the Canadian dollar relative to the US Dollar.

Comparison of Years Ended December 31, 2016 and 2015

	Year Ended December 31,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$264,844	90.9%	$195,048	76.6%	$69,796	35.8%
Gain on sales of loans	14,411	5.0	53,354	20.9	(38,943)	(73.0)
Other revenue	12,062	4.1	6,365	2.5	5,697	89.5
Gross revenue	291,317	100.0	254,767	100.0	36,550	14.3
Cost of revenue:
Provision for loan losses	149,963	51.5	74,863	29.4	75,100	100.3
Funding costs	32,448	11.1	20,244	7.9	12,204	60.3
Total cost of revenue	182,411	62.6	95,107	37.3	87,304	91.8
Net revenue	108,906	37.4	159,660	62.7	(50,754)	(31.8)
Operating expense:
Sales and marketing	67,011	23.0	60,575	23.8	6,436	10.6
Technology and analytics	58,899	20.2	42,653	16.7	16,246	38.1
Processing and servicing	19,719	6.8	13,053	5.1	6,666	51.1
General and administrative	48,345	16.6	45,304	17.8	3,041	6.7
Total operating expense	193,974	66.6	161,585	63.4	32,389	20.0
Income (loss) from operations	(85,068)	(29.2)	(1,925)	(0.8)	(83,143)	(4,319.1)
Other expense:
Interest expense	(414)	(0.1)	(306)	(0.1)	(108)	35.3
Total other expense	(414)	(0.1)	(306)	(0.1)	(108)	35.3
Loss before provision for income taxes	(85,482)	(29.3)	(2,231)	(0.9)	(83,251)	3,731.6
Provision for income taxes	—	—	—	—	—
Net income (loss)	$(85,482)	(29.3)%	$(2,231)	(0.9)%	$(83,251)	3,731.6%
Revenue

	Year Ended December 31,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$264,844	90.9%	$195,048	76.6%	$69,796	35.8%
Gain on sales of loans	14,411	5.0	53,354	20.9	(38,943)	(73.0)
Other revenue	12,062	4.1	6,365	2.5	5,697	89.5
Gross revenue	$291,317	100.0%	$254,767	100.0%	$36,550	14.3%

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

Other revenue increased $5.7 million, or 90%, primarily attributable to an increase of $3.6 million in marketing fees from our issuing bank partner, an increase of $2.1 million in platform fees, an increase of $1.4 million in monthly fees earned from lines of credit as the total outstanding lines of credit increased period over period, and a $1.0 million increase from our syndication program. This increase was partially offset by a decrease of $2.5 million related to servicing fees which was driven by the decrease in OnDeck Marketplace loan sales.
Cost of Revenue

	Year Ended December 31,
					Period-to-Period
	2016		2015		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$149,963	51.5%	$74,863	29.4%	$75,100	100.3%
Funding costs	32,448	11.1	20,244	7.9	12,204	60.3
Total cost of revenue	$182,411	62.6%	$95,107	37.3%	$87,304	91.8%
Provision for Loan Losses. Provision for loan losses increased by $75.1 million, or 100%, from $74.9 million in 2015 to $150.0 million in 2016. This increase was primarily attributable to the increase in originations of term loans and lines of credit originated and held for investment. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates. As a result, we believe that analyzing provision for loan losses as a percentage of originations, rather than as a percentage of gross revenue, provides more useful insight into our operating performance. Our provision for loan losses as a percentage of originations held for investment, or the Provision Rate, increased from 5.8% in 2015 to 7.4% in 2016. The increase in the Provision Rate was, in part, the result of an increase in loss reserves in 2016 related to our term loans with original maturities of 15 months or more (See Part II -Item 7 - Key Factors Affecting our Performance - Credit Performance.) In addition, the 2015 Provision Rate was at near-historical lows due to the year's better than average credit environment as well as sales of certain longer - term loans to investors through OnDeck Marketplace.
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

Liquidity and Capital Resources

Sources of Liquidity
During 2017, we originated $2.1 billion of loans utilizing a diversified set of funding sources, including cash on hand, third-party lenders (through debt facilities and securitization), OnDeck Marketplace and the cash generated by our operating, investing and financing activities.
Cash on Hand
At December 31, 2017, we had approximately $71 million of cash on hand to fund our future operations compared to approximately $80 million at December 31, 2016. The decline was primarily the result of our strategy to reduce OnDeck Marketplace sales and retain more loans on our balance sheet during the period.
Current Debt Facilities
The following table summarizes our current debt facilities available for funding our lending activities, referred to as funding debt, and our operating expenditures, referred to as corporate debt, as of December 31, 2017.

Description	Maturity Date	Weighted Average Interest Rate	Borrowing Capacity		Principal Outstanding
			(in millions)
Funding debt:
OnDeck Asset Securitization Trust II LLC	May 2020(1)	4.7%	$250.0		$250.0
OnDeck Account Receivables Trust 2013-1 LLC	March 2019	4.1%	214.1		102.0
Receivable Assets of OnDeck, LLC	November 2018	4.9%	119.7		86.5
OnDeck Asset Funding I, LLC	February 2020 (2)	8.6%	150.0		75.0
Prime OnDeck Receivable Trust II, LLC	December 2018	3.9%	125.0	(4)	63.9
On Deck Asset Company, LLC	May 2019	8.7%	100.0		62.3
Other Agreements	Various(3)	Various	53.8		50.7
Total funding debt			$1,012.6		$690.4
Corporate debt:
On Deck Capital, Inc.	October 2018	5.5%	$30.0		$8.0
_________________________

(1)	The period during which remaining cash flow can be used to purchase additional loans expires April 2018.

(2)	The period during which new borrowings may be made under this debt facility expires in February 2019.

(3)	Maturity dates range from January 2018 through November 2020.

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
OnDeck Marketplace
OnDeck Marketplace is our proprietary whole loan sale platform that allows participating third-party institutional investors to directly purchase small business loans from us. OnDeck Marketplace participants enter into whole loan purchase agreements, so as to purchase a pre-determined dollar amount of loans that satisfy certain eligibility criteria. The loans are sold to the participant at a pre-determined purchase price above par. We recognize a gain or loss from OnDeck Marketplace loans when sold. We currently act as servicer in exchange for a servicing fee with respect to the loans purchased by the applicable OnDeck Marketplace participant. For the years ended 2017 and 2016, 3.7% and 18.4%, respectively, of total term loan originations were OnDeck Marketplace originations. The proportion of loans we sell through OnDeck Marketplace largely depends on the premiums available to us. To the extent our use of OnDeck Marketplace as a funding source decreases in the future due to lower available premiums or otherwise, we may choose to generate liquidity through our other available funding sources. In 2018, we expect the percentage of total originations to be sold through OnDeck Marketplace to be relatively consistent with or less than the percentage sold in 2017.

Cash and Cash Equivalents, Loans (Net of Allowance for Loan Losses), and Cash Flows
The following table summarizes our cash and cash equivalents, loans (net of ALLL) and cash flows:

	As of and for the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash and cash equivalents	$71,362	$79,554	$159,822
Restricted cash	$43,462	$44,432	$38,463
Loans held for investment, net	$843,781	$890,283	$499,431
Cash provided by (used in):
Operating activities	$210,198	$134,251	$118,947
Investing activities	$(156,564)	$(589,234)	$(168,415)
Financing activities	$(62,496)	$374,728	$(10,468)
Our cash and cash equivalents at December 31, 2017 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Our restricted cash represents funds held in accounts as reserves on certain debt facilities and as collateral for issuing bank partner transactions. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements.
Cash Flows
Operating Activities
For the year ended December 31, 2017, net cash provided by our operating activities was $210.2 million, which was primarily the result of our cash received from our customers, including interest payments of $396.7 million, plus proceeds from sale of loans held for sale of $51.5 million, less $48.7 million of loans held for sale originations in excess of loan repayments received, $138.2 million utilized to pay our operating expenses and $41.9 million we used to pay the interest on our debt (both funding and corporate). During that same period, accounts payable and accrued expenses and other liabilities decreased by approximately $8.8 million.
For the year ended December 31, 2016, net cash provided by our operating activities was $134.3 million, which was primarily the result of our cash received from our customers including interest payments $312.9 million, plus proceeds from sale of loans held for sale of $314.6 million, less $297.0 million of loans held for sale originations in excess of loan repayments received, $161.3 million utilized to pay our operating expenses and $24.8 million we used to pay the interest on our debt (both funding and corporate). During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $8.2 million.
For the year ended December 31, 2015, net cash provided by operating activities was  $118.9 million, which was primarily the result of our cash received from our customers including interest payments as well as the gain on sale of our loans totaling approximately $234.6 million, plus proceeds from sale of loans held for sale of $489.4 million,  less $433.7 million of loans held for sale originations in excess of loan repayments received,  $134.7 million utilized to pay our operating expenses and $15.4 million we used to pay the interest on our debt (both funding and corporate). During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $16.2 million.
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

For the year ended December 31, 2017, net cash used to fund our investing activities was $156.6 million, and consisted primarily of $119.5 million of loan originations in excess of loan repayments received, $44.8 million of origination costs paid in excess of fees collected and $4.3 million for the purchase of property, equipment and software and capitalized internal-use software development costs. These uses of cash were partially offset by $24.8 million of proceeds from sales of loans held for investment.

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
For the year ended December 31, 2017, net cash used to fund our financing activities was $62.5 million and consisted primarily of $61.9 million in net principal repayments of our debt related to our securitization and debt facilities and $4.1 million of payments of debt issuance costs. These uses of cash were partially offset by $2.4 million of net cash received for additional investment by a noncontrolling interest, and $1.8 million of cash received from the issuance of common stock under the employee stock purchase plan.
For the year ended December 31, 2016, net cash provided by our financing activities was $374.7 million and consisted primarily of $379.1 million in net additional debt drawn down from our securitization and debt facilities, primarily associated with the increase in loan originations during the year and $6.3 million of payments of debt issuance costs offset by $2.6 million of cash received from the issuance of common stock under the employee stock purchase plan.
For the year ended December 31, 2015, net cash used to fund our financing activities was $10.5 million and consisted primarily of $16.7 million in net principal repayments of our debt related to our securitization and debt facilities, primarily associated with the increase in loan originations during the year and $1.8 million of payments of IPO costs offset by $7.9 million of cash received from investment by noncontrolling interests.
Operating and Capital Expenditure Requirements
We require substantial capital to fund our current operating and capital expenditure requirements. We expect these requirements to increase as we pursue our growth strategy.

As a result of our previous growth strategy, between 2014 and 2016, we increased our annual originations significantly. Our originations were $1.2 billion in 2014, $1.9 billion in 2015 and $2.4 billion in 2016, which equates to annual year over year growth rates of 152%, 28% and 12%, respectively. In 2017, our originations were $2.1 billion. Although this is a decrease from 2016, it still required substantial capital.

Our strategy is to continue to grow in a disciplined manner while remaining highly focused on credit quality and operating leverage. We expect our originations to grow in absolute dollars for the full year 2018 as compared to 2017. Because we will remain focused on credit quality, we are also prepared to forgo lending opportunities that do not meet our credit, underwriting and pricing standards. In addition, despite the continuing competition for customer response, we intend to allocate resources to continue to optimize marketing and customer acquisition costs based on targeted returns on investment rather than spending inefficiently in these areas to achieve incremental growth.

We estimate that at December 31, 2017, approximately $285 million of our own cash had been invested in our loan portfolio, approximately two-thirds of which was used to fund our portfolio's residual value and the remainder was used to fund ineligible loans. While investing in our portfolio's residual value is a requirement of our funding model and will remain a use of cash so long as we continue to grow loan balances, the use of cash to fund ineligible loans may be mitigated if and to the extent we obtain funding capacity that permits the funding of the ineligible loans, either through debt facilities or OnDeck Marketplace. We are currently in various stages of discussions with multiple potential funding sources and are confident we will be able to obtain additional funding capacity although there can be no assurance that we will be successful.

Approximately $313.2 million of our funding debt capacity will expire during 2018. In order to maintain and grow our current rate of loan originations over the next twelve months, we will be required to secure additional funding. We plan to do this through one or more of the following sources: new asset-backed securitization transactions, new debt facilities, extensions and increases to existing debt facilities, and increases in our corporate line of credit.

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

Historically we have been successful in accessing the asset-backed loan market on terms acceptable to us, and we anticipate that we will be able to do so into the foreseeable future. However, if we deem the cost of accessing the asset-backed loan market to be in excess of an appropriate rate, we may elect to use available cash, seek to increase the use of OnDeck Marketplace, or use other financing options available to us. Furthermore, we could decide to alter the types of loans we originate, such that more loans are eligible for credit facilities, or we could decide to slow down the rate of originations.

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

Contractual Obligations
Our principal commitments consist of obligations under our outstanding debt facilities and securitization facility and non-cancelable leases for our office space and computer equipment. The following table summarizes these contractual obligations at December 31, 2017. Future events could cause actual payments to differ from these estimates.

	Payment Due by Period
	Total	2018	2019-2020	2021-2022	Thereafter
	(in thousands)
Contractual Obligations:
Long-term debt:
Funding debt	$690,443	$269,642	$420,801	$—	$—
Corporate debt	8,000	8,000	—	—	—
Interest payments(1)	53,049	36,960	16,089	—	—
Operating leases (2)	78,732	8,633	18,495	18,107	33,497
Purchase obligations	17,006	6,120	5,586	5,300	—
Total contractual obligations	$847,230	$329,355	$460,971	$23,407	$33,497
_________________________

(1)	Interest payments on our debt facilities with variable interest rates are calculated using the interest rate as of December 31, 2017.

(2)
In February 2018, we terminated an operating lease for certain property in New York. Taking such termination into effect, our contractual obligations related to operating leases would be reduced, in total, by approximately $17.5 million. See Note 14 of Notes to Consolidated Financial Statements.

The obligations of our subsidiaries for the funding debt described above and related interest payment obligations are structured to be non-recourse to On Deck Capital, Inc.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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
We evaluate the creditworthiness of our portfolio on a pooled basis, due to its composition of small, homogeneous loans with similar general credit risk characteristics and diversified among variables including industry and geography. We use a proprietary forecast loss rate at origination for new loans that have not had the opportunity to make payments when they are first originated. The allowance is subjective as it requires material estimates, including such factors as historical trends, known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. Other qualitative factors considered may include items such as uncertainties in forecasting and modeling techniques, changes in portfolio composition, seasonality, business conditions, and emerging trends. Recovery of the carrying value of loans is dependent to a great extent on conditions that may be beyond our control. Any combination of the aforementioned factors may adversely affect our loan portfolio resulting in increased delinquencies and loan losses and could require additional provisions for credit losses, which could impact future periods. In our opinion, we have provided adequate allowances to absorb probable credit losses inherent in our loan portfolio based on available and relevant information affecting the loan portfolio at each balance sheet date.
Nonaccrual Loans and Charged-Off Loans
We consider a loan to be delinquent when the daily or weekly payments are one day past due, adjusted for grace days. Grace days may be granted when we believe a specific circumstance warrants a brief period where a customer should be permitted to skip a payment (or several) without being deemed delinquent, for example, a natural disaster such as Hurricanes Harvey or Irma. Grace days granted per customer typically do not exceed five days. We do not recognize interest income on loans that are delinquent and non-paying. Loans are returned to accrual status if they are brought to non-delinquent status or have performed in accordance with the contractual terms for a reasonable period of time and, in our judgment, will continue to make periodic principal and interest payments as scheduled. When we determine it is probable that we will be unable to collect additional principal amounts on the loan the remaining Unpaid Principal Balance is charged off. Generally, charge-offs occur after the 90th day of delinquency.
Accrual for Unfunded Loan Commitments
In September 2013, we introduced a line of credit product. Customers may draw on their lines of credit up to defined maximum amounts. As of December 31, 2017 and 2016, our off balance sheet credit exposure related to the undrawn line of credit balances was $204.6 million and $164.5 million, respectively. Similar to our ALLL, we are required to accrue for potential losses related to these unfunded loan commitments at the time the line of credit is originated despite the fact that the customer has not yet drawn these funds. Significant judgment is required to estimate both the amount that may ultimately be drawn on the lines of credit as well as the amount which would ultimately require a reserve. If additional amounts drawn or the rate of default differ from our estimates, actual expenses could differ significantly from our original estimates. The accrual for unfunded loan commitments was $4.4 million and $3.9 million as of December 31, 2017 and 2016, respectively, and is included in accrued expenses and other liabilities, with changes in the accrual included in general and administrative expense.

Servicing Rights
We record service assets or liabilities at fair value when we sell whole loans to third parties and upon such sale, we have retained the rights to service those loans. The gain or loss on the recognition of a servicing asset or liability is initially recognized as a component of gain on sales of loans in our Consolidated Statements of Operations and Comprehensive Income, while the change in fair value of servicing asset or liability is included in other revenue in our Consolidated Statements of Operations and Comprehensive Income. Servicing assets and liabilities are presented as a component of other assets or accrued expenses and other liabilities, respectively.
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
Recently Issued Accounting Pronouncements and JOBS Act Election
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue Recognition, which creates ASC 606, Revenue from Contracts with Customers, and supersedes ASC 605, Revenue Recognition. ASU 2014-09 requires revenue to be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services as described in ASU 2014-09. In July 2015, the FASB voted to defer the effective date of the new revenue standard by one year. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of December 15, 2016. We completed our assessment of the impact of the new revenue standard noting that revenue generated in accordance with ASC 310, Receivables, and ASC 860, Transfers and Servicing, is explicitly excluded from the scope of ASC 606. Accordingly, we have concluded that our interest income, gains on loan sales and loan servicing income will not be effected by the adoption of ASC 606. Marketing fees from our issuing bank partner will be within the scope of ASC 606. However, we believe that ASC 606 will have little, if any, impact on the timing and amount of revenue recognition as compared to the current guidance. We will adopt the requirements of the new standard effective January 1, 2018 and intend to apply the modified retrospective method of adoption. We do not expect a material impact from the adoption of ASC 606 and do not expect to record a cumulative effect at the date of initial application.

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
Interest Rate Sensitivity
Our cash and cash equivalents as of December 31, 2017 consisted of cash maintained in several FDIC insured operating accounts, which may exceed FDIC insured amounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Given the currently low U.S. interest rates, we generate only a de minimis amount of interest income from these deposits.
We are subject to interest rate risk in connection with borrowings under our debt agreements which are subject to variable interest rates. As of December 31, 2017, we had $397.7 million of outstanding borrowings under debt agreements with variable interest rates. An increase of one percentage point in interest rates would result in an approximately $4.0 million increase in our annual interest expense on our outstanding borrowings at December 31, 2017. Any debt we incur in the future may also bear interest at variable rates. Any increase in interest rates in the future will likely affect our borrowing costs under all of our sources of capital for our lending activities.
Foreign Currency Exchange Risk
Substantially all of our revenue and operating expenses are denominated in U.S. dollars. As a result of our Canadian operations and our growing Australia operations, as of December 31, 2017, we are subject to greater foreign currency exchange rate risk as compared to December 31, 2016. Foreign currency exchange rate risk is the possibility that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. We are currently exploring the feasibility of an expanded hedging program which may include natural hedges as well as derivative instruments such as forwards, options and/or swaps. To date, such hedging has not been material. We intend to enter into these transactions only to hedge underlying risk reasonably related to our business and not for speculative purposes.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of On Deck Capital, Inc. and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of On Deck Capital, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, NY
March 2, 2018

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$71,362	$79,554
Restricted cash	43,462	44,432
Loans held for investment	952,796	1,000,445
Less: Allowance for loan losses	(109,015)	(110,162)
Loans held for investment, net	843,781	890,283
Loans held for sale	—	373
Property, equipment and software, net	23,572	29,405
Other assets	13,867	20,044
Total assets	$996,044	$1,064,091
Liabilities and equity
Liabilities:
Accounts payable	$2,674	$5,271
Interest payable	2,330	2,122
Funding debt	684,269	726,639
Corporate debt	7,985	27,966
Accrued expenses and other liabilities	32,730	38,496
Total liabilities	729,988	800,494
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 77,284,266 and 74,801,825 shares issued and 73,822,001 and 71,605,708 outstanding at December 31, 2017 and 2016, respectively.	386	374
Treasury stock—at cost	(7,965)	(6,697)
Additional paid-in capital	492,509	477,526
Accumulated deficit	(222,833)	(211,299)
Accumulated other comprehensive loss	(52)	(379)
Total On Deck Capital, Inc. stockholders' equity	262,045	259,525
Noncontrolling interest	4,011	4,072
Total equity	266,056	263,597
Total liabilities and equity	$996,044	$1,064,091
The accompanying notes are an integral part of these consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Interest income	$334,575	$264,844	$195,048
Gain on sales of loans	2,485	14,411	53,354
Other revenue	13,890	12,062	6,365
Gross revenue	350,950	291,317	254,767
Cost of revenue:
Provision for loan losses	152,926	149,963	74,863
Funding costs	45,435	32,448	20,244
Total cost of revenue	198,361	182,411	95,107
Net revenue	152,589	108,906	159,660
Operating expense:
Sales and marketing	52,786	67,011	60,575
Technology and analytics	53,392	58,899	42,653
Processing and servicing	18,076	19,719	13,053
General and administrative	41,916	48,345	45,304
Total operating expense	166,170	193,974	161,585
Income (loss) from operations	(13,581)	(85,068)	(1,925)
Other expense:
Interest expense	(764)	(414)	(306)
Total other expense	(764)	(414)	(306)
Loss before provision for income taxes	(14,345)	(85,482)	(2,231)
Provision for income taxes	—	—	—
Net income (loss)	(14,345)	(85,482)	(2,231)
Net loss attributable to noncontrolling interest	2,811	2,524	958
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$(11,534)	$(82,958)	$(1,273)
Net income (loss) per share attributable to On Deck Capital, Inc. common shareholders:
Basic and diluted	$(0.16)	$(1.17)	$(0.02)
Weighted-average common shares outstanding:
Basic and Diluted	72,890,313	70,934,937	69,545,238
Comprehensive loss:
Net loss	$(14,345)	$(85,482)	$(2,231)
Other comprehensive loss:
Foreign currency translation adjustment	594	(20)	(678)
Comprehensive loss	(13,751)	(85,502)	(2,909)
Comprehensive loss attributable to noncontrolling interests	(267)	13	306
Net loss attributable to noncontrolling interest	2,811	2,524	958
Comprehensive loss attributable to On Deck Capital, Inc. common stockholders	$(11,207)	$(82,965)	$(1,645)

The accompanying notes are an integral part of these consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	On Deck Capital, Inc.'s stockholders' equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling interest	Total Equity (Deficit)
	Shares	Amount
Balance—January 1, 2015	69,032,818	$360	$442,969	$(127,068)	$(5,656)	$—	$310,605	$—	$310,605
Stock-based compensation	—	—	10,750	—	—	—	10,750	—	10,750
Investments by noncontrolling interests	—	—	—	—	—	—	—	7,873	7,873
Vesting of restricted stock units	88,124	1	40	—	—	—	41	—	41
Exercise of stock options	747,224	4	210	—	—	—	214	—	214
Employee stock purchase plan	202,732	1	3,243	—	—	—	3,244	—	3,244
Repurchases of common stock	(10,690)	—	—	—	(187)	—	(187)	—	(187)
Other comprehensive income	—	—	—	—	—	(372)	(372)	(306)	(678)
Other	—	—	(209)	—	—	—	(209)	—	(209)
Net loss (loss)	—	—	—	(1,273)	—	—	(1,273)	(958)	(2,231)
Balance—December 31, 2015	70,060,208	$366	$457,003	$(128,341)	$(5,843)	$(372)	$322,813	$6,609	$329,422
Stock-based compensation	—	—	17,385	—	—	—	17,385	—	17,385
Issuance of common stock through vesting of restricted stock units and option exercises	1,237,969	6	197	—	—	—	203	—	203
Employee stock purchase plan	456,008	2	2,941	—	—	—	2,943	—	2,943
Repurchases of common stock	(148,477)	—	—	—	(854)	—	(854)	—	(854)
Other comprehensive income	—	—	—	—	—	(7)	(7)	(13)	(20)
Net income (loss)	—	—	—	(82,958)	—	—	(82,958)	(2,524)	(85,482)
Balance—December 31, 2016	71,605,708	$374	$477,526	$(211,299)	$(6,697)	$(379)	$259,525	$4,072	$263,597
Stock-based compensation	—	—	12,690	—	—	—	12,690	—	12,690
Issuance of common stock through vesting of restricted stock units and option exercises	2,014,497	10	454	—	—	—	464	—	464
Employee stock purchase plan	467,944	2	1,839	—	—	—	1,841	—	1,841
Repurchases of common stock	(266,148)	—	—	—	(1,268)	—	(1,268)	—	(1,268)
Investment by noncontrolling interests	—	—	—	—	—	—	—	3,440	3,440
Return of equity to noncontrolling interests	—	—	—	—	—	—	—	(957)	(957)
Other comprehensive Income	—	—	—	—	—	327	327	267	594
Other	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	(11,534)	—	—	(11,534)	(2,811)	(14,345)
Balance—December 31, 2017	73,822,001	$386	$492,509	$(222,833)	$(7,965)	$(52)	$262,045	$4,011	$266,056

The accompanying notes are an integral part of these consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$(14,345)	$(85,482)	$(2,231)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	152,926	149,963	74,863
Depreciation and amortization	9,951	9,462	6,508
Amortization of debt issuance costs	3,806	4,538	2,837
Stock-based compensation	12,515	15,915	11,582
Amortization of net deferred origination costs	48,219	36,040	32,939
Changes in servicing rights, at fair value	2,097	4,997	1,270
Gain on sales of loans	(2,485)	(14,411)	(53,354)
Unfunded loan commitment reserve	535	(307)	2,922
Gain on extinguishment of debt	(312)	(1,372)	(421)
Changes in operating assets and liabilities:
Other assets	4,768	(1,942)	(12,269)
Accounts payable	(2,597)	2,570	236
Interest payable	208	1,365	(62)
Accrued expenses and other liabilities	(6,206)	5,580	16,034
Originations of loans held for sale	(49,813)	(304,258)	(445,968)
Capitalized net deferred origination costs of loans held for sale	(1,667)	(10,269)	(17,601)
Proceeds from sale of loans held for sale	51,463	314,627	489,364
Principal repayments of loans held for sale	1,135	7,235	12,298
Net cash provided by operating activities	210,198	134,251	118,947
Cash flows from investing activities
Change in restricted cash	970	(5,969)	(9,015)
Purchases of property, equipment and software	(1,340)	(6,640)	(13,692)
Capitalized internal-use software	(2,919)	(4,645)	(4,197)
Originations of term loans and lines of credit, excluding rollovers into new originations	(1,758,600)	(1,826,085)	(1,162,537)
Proceeds from sale of loans held for investment	24,826	75,787	177,014
Payments of net deferred origination costs	(44,778)	(47,082)	(28,353)
Principal repayments of term loans and lines of credit	1,639,117	1,232,272	872,551
Other	—	(201)	(186)
Purchase of loans	(13,840)	(6,671)	—
Net cash used in investing activities	(156,564)	(589,234)	(168,415)
Cash flows from financing activities
Investments by noncontrolling interests	3,443	—	7,873
Purchase of treasury shares	(1,268)	(855)	—
Proceeds from exercise of stock options and warrants	454	197	251
Payments of initial public offering costs	—	—	(1,845)
Redemption of common stock and warrants	—	—	(187)
Issuance of common stock under employee stock purchase plan	1,838	2,606	1,825

	Year Ended December 31,
	2017	2016	2015
Proceeds from the issuance of funding debt	177,581	752,443	212,562
Proceeds from the issuance of corporate debt	34,200	25,300	2,700
Payments of debt issuance costs	(4,108)	(6,281)	(1,690)
Repayments of funding debt principal	(219,479)	(398,682)	(219,957)
Repayments of corporate debt principal	(54,200)	—	(12,000)
Distribution to noncontrolling interest	(957)	—	—
Net cash provided by (used in) financing activities	(62,496)	374,728	(10,468)
Effect of exchange rate changes on cash and cash equivalents	670	(13)	(675)
Net increase (decrease) in cash and cash equivalents	(8,192)	(80,268)	(60,611)
Cash and cash equivalents at beginning of year	79,554	159,822	220,433
Cash and cash equivalents at end of year	$71,362	$79,554	$159,822
Supplemental disclosure of other cash flow information
Cash paid for interest	$41,918	$24,778	$15,394
Supplemental disclosures of non-cash investing and financing activities
Loans transferred from loans held for sale to loans held for investment	$—	$884	$1,348
Stock-based compensation included in capitalized internal-use software	$175	$1,470	$877
Unpaid principal balance of term loans rolled into new originations	$306,250	$273,453	$265,933

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
In the second quarter of 2015, we acquired a 55% interest in On Deck Capital Australia PTY LTD, or OnDeck Australia, with the remaining 45% owned by unrelated third parties. Additionally, in the third quarter of 2015, we acquired a 67% interest in an entity with the remaining 33% owned by an unrelated third party strategic partner for the purpose of providing small business loans to customers of the third party. In the second quarter of 2017, we ceased the operations of this entity. We consolidate the financial position and results of operations of these entities. The noncontrolling interest, which is presented as a separate component of our consolidated equity, represents the minority owners' proportionate share of the equity of the jointly owned entities. The noncontrolling interest is adjusted for the minority owners' share of the earnings, losses, investments and distributions.
Segment Reporting
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. Based upon the way our CODM reviews financial information and makes operating decisions and considering that our CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance, our operations constitute a single operating segment and one reportable segment. Substantially all revenue was generated and all assets were held in the United States during the years ended December 31, 2017, 2016 and 2015.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Significant estimates include allowance for loan losses, stock-based compensation expense, servicing assets/liabilities, loans purchased, capitalized software development costs, the useful lives of long-lived assets and valuation allowance for deferred tax assets. We base our estimates on historical experience, current events and other factors we believe to be reasonable under the circumstances. These estimates and assumptions are inherently subjective in nature; actual results may differ from these estimates and assumptions.
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
Accrual for Unfunded Loan Commitments and Off-Balance Sheet Credit Exposures
For our lines of credit, we estimate probable losses on unfunded loan commitments similarly to the ALLL process and include the calculated amount in accrued expenses and other liabilities. We believe the accrual for unfunded loan commitments is sufficient to absorb estimated probable losses related to these unfunded credit commitments. The determination of the adequacy of the accrual is based on evaluations of the unfunded credit commitments, including an assessment of the probability of commitment usage, credit risk factors for lines of credit outstanding to these customers and the terms and expiration dates of the unfunded credit commitments.
Accrual for Third-Party Representations
We have made certain representations to third parties that purchase loans through OnDeck Marketplace. Our obligations under those representations are not secured by escrows or similar arrangements. However, if we determine it is probable that representations may be breached, we could be required to accrue certain liabilities. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the loans, such as loan repurchase obligations or excess loss indemnification obligations, would be accrued if probable and estimable in accordance with ASC 450, Contingencies. There are no restricted assets related to these agreements. As of December 31, 2017 and 2016, we have not incurred any significant losses and/or material liability for probable obligations requiring accrual.
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
For the years ended December 31, 2017, 2016 and 2015, all sales met the requirements for sale treatment in accordance with ASC Topic 860, Transfers and Servicing. We record the gain or loss on the sale of a loan at the sale date in an amount equal to the proceeds received, adjusted for initial recognition of servicing assets or liabilities obtained at the date of sale, less outstanding principal and net deferred origination costs. A change in inputs or assumptions used in the valuation model related to servicing assets or liabilities is recognized as a component of gain on sales of loans.
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
Advertising Costs
Advertising costs are expensed as incurred and are included within sales and marketing in our consolidated statements of operations. For the years ended December 31, 2017, 2016 and 2015, advertising costs totaled $15.0 million, $20.1 million and $22.5 million, respectively.
Foreign Currency
In accordance with ASC 830, Foreign Currency Matters, we have determined the functional currency of our subsidiary, OnDeck Australia, is the Australian dollar. We translate the financial statements of this subsidiary to U.S. dollars using month-

end exchange rates for assets and liabilities, and average exchange rates for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders' equity. As of December 31, 2017 and 2016, we recorded a translation gain of $327,000 and a loss of $7,000, respectively. For the years ended December 31, 2017, 2016, and 2015, the remeasurement of transactions designated in currencies other than our functional currency resulted in a gain of $1.6 million and $0.2 million, and a loss of $1.3 million respectively, and was recorded within general and administrative expenses in our consolidated statements of operations.
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
Uncertain tax positions are recognized only when we believe it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. We recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. We did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2017 and 2016.
We file income tax returns in the United States for federal, state and local jurisdictions. We are no longer subject to U.S. federal, certain states, and local income tax examinations for years prior to 2014, with certain states no longer subject for years prior to 2013, although carryforward attributes that were generated prior to 2014 may still be adjusted upon examination by the Internal Revenue Service if used in a future period.
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

Diluted net loss per common share includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” or “if converted” methods, as applicable. Diluted net loss per common share is computed by using the weighted-average number of common shares outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, warrants and unvested restricted stock. Due to net losses for the years ended December 31, 2017, 2016 and 2015, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities was anti-dilutive.

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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The new guidance will be effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted in any interim or annual period. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted as of December 31, 2017
In May 2014, the FASB issued ASU 2014-09, Revenue Recognition, which creates ASC 606, Revenue from Contracts with Customers, and supersedes ASC 605, Revenue Recognition. ASU 2014-09 requires revenue to be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services and also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows from customer contracts. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which makes amendments to the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction and impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which makes amendments to the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which makes amendments to the new revenue standard regarding assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at the time of transition to the new standard. Each amendment has the same effective date and transition requirements as the new revenue recognition standard. We completed our assessment of the impact of the new revenue standard noting that revenue generated in accordance with ASC 310, Receivables, and ASC 860, Transfers and Servicing, is explicitly excluded from the scope of ASC 606. Accordingly, we have concluded that our interest income, gains on loan sales and loan servicing income will not be effected by the adoption of ASC 606. Marketing fees from our issuing bank partner will be within the scope of ASC 606. However, we believe that ASC 606 will have little, if any, impact on the timing and amount of revenue recognition as compared to the current guidance. We adopted the requirements of the new standard effective January 1, 2018 and applied the modified retrospective method of adoption. The adoption of ASC 606 did not have a material effect and we did not record a cumulative effect at the date of initial application.
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

3. Net Loss Per Common Share
Basic and diluted net loss per common share is calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(14,345)	$(85,482)	$(2,231)
Less: net loss attributable to noncontrolling interest	2,811	2,524	958
Net loss attributable to On Deck Capital, Inc. common stockholders	$(11,534)	$(82,958)	$(1,273)
Denominator:
Weighted-average common shares outstanding, basic and diluted	72,890,313	70,934,937	69,545,238
Net loss per common share, basic and diluted	$(0.16)	$(1.17)	$(0.02)

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given our net losses. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Anti-Dilutive Common Share Equivalents
Warrants to purchase common stock	22,000	22,000	309,792
Restricted stock units	3,342,640	3,888,768	1,853,452
Stock options	7,918,853	11,426,296	10,711,321
Employee stock purchase program	127,487	243,208	—
Total anti-dilutive common share equivalents	11,410,980	15,580,272	12,874,565

The weighted-average exercise price for warrants to purchase 2,007,846 shares of common stock was $10.70 as of December 31, 2017. For the year ended December 31, 2017 and 2016, a warrant to purchase 1,985,846 shares of common stock was excluded from anti-dilutive common share equivalents as performance conditions had not been met.
4. Interest Income
Interest income was comprised of the following components for the years ended December 31 (in thousands):

	2017	2016	2015
Interest on unpaid principal balance	$382,983	$300,713	$227,579
Interest on deposits	132	171	408
Amortization of net deferred origination costs	(48,540)	(36,040)	(32,939)
Total interest income	$334,575	$264,844	$195,048

5. Loans Held for Investment, Allowance for Loan Losses and Loans Held for Sale
Loans Held for Investment and Allowance for Loan Losses
Loans held for investment consisted of the following as of December 31 (in thousands):

	2017	2016
Term loans	$804,227	$864,066
Lines of credit	132,012	116,385
Total unpaid principal balance	936,239	980,451
Net deferred origination costs	16,557	19,994
Total loans held for investment	$952,796	$1,000,445
During the twelve months ended December 31, 2017, we paid $13.8 million to purchase term loans that we previously sold to a third party which are included in the unpaid principal balance of loans held for investment.
We include both loans we originate and loans funded by our issuing bank partners and later purchased by us as part of our originations. During the years ended December 31, 2017, 2016 and 2015 we purchased loans in the amount of $523.0 million, $534.1 million and $231.7 million, respectively.

The activity in the allowance for loan losses for the years ended December 31 consisted of the following (in thousands):

	2017	2016	2015
Balance at January 1	$110,162	$53,311	$49,804
Provision for loan losses	152,926	149,963	74,863
Loans charged off	(171,272)	(100,382)	(78,485)
Recoveries of loans previously charged off	17,199	7,270	7,129
Allowance for loan losses at December 31	$109,015	$110,162	$53,311
When loans are charged-off, we may continue to attempt to recover amounts from the respective borrowers and guarantors, or pursue our rights through formal legal action. Alternatively, we may sell such previously charged-off loans to a third-party debt collector.  The proceeds from these sales are recorded as a component of the recoveries of loans previously charged off. For the years ended December 31, 2017, 2016 and 2015, previously charged-off loans sold accounted for $8.3 million, $4.4 million and $5.5 million, respectively, of recoveries of loans previously charged off.
As of December 31, 2017 and December 31, 2016, our off-balance sheet credit exposure related to the undrawn line of credit balances was $204.6 million and $164.5 million, respectively. The related reserve on unfunded loan commitments was $4.4 million and $3.9 million as of December 31, 2017 and December 31, 2016, respectively. Net adjustments to the accrual for unfunded loan commitments are included in general and administrative expenses.
The following table contains information, on a combined basis, regarding the unpaid principal balance of loans we originated and the amortized cost of loans purchased from third parties other than our issuing bank partner related to non-delinquent, paying and non-paying delinquent loans as of December 31 (in thousands):

	2017	2016
Non-delinquent loans	$850,060	$890,297
Delinquent: paying (accrual status)	49,252	36,073
Delinquent: non-paying (non-accrual status)	36,927	54,081
Total	$936,239	$980,451

The portion of the allowance for loan losses attributable to non-delinquent loans was $74.0 million and $59.5 million as of December 31, 2017 and December 31, 2016, respectively, while the portion of the allowance for loan losses attributable to delinquent loans was $35.0 million and $50.7 million as of December 31, 2017 and December 31, 2016, respectively.
The following table shows an aging analysis of the unpaid principal balance related to loans held for investment by delinquency status as of December 31 (in thousands):

	2017	2016
By delinquency status:
Non-delinquent loans	$850,060	$890,297
1-14 calendar days past due	23,611	25,899
15-29 calendar days past due	12,528	15,990
30-59 calendar days past due	22,059	22,677
60-89 calendar days past due	12,809	13,952
90 + calendar days past due	15,172	11,636
Total unpaid principal balance	$936,239	$980,451
Loans Held for Sale
Loans held for sale consisted of the following as of December 31 (in thousands):

	2017	2016
Loans held for sale	$—	$370
Net deferred origination costs	—	3
Loans held for sale, net	$—	$373
6. Servicing Rights
As of December 31, 2017 and 2016, we serviced term loans we sold with a remaining unpaid principal balance of $181.0 million and $222.0 million, respectively. During the years ended December 31, 2017, 2016 and 2015, we sold through OnDeck Marketplace loans with an unpaid principal balance of $72.5 million, $368.3 million and $600.0 million, respectively.
For the years ended December 31, 2017, 2016 and 2015, we earned $1.1 million, $1.2 million and $3.5 million of servicing revenue, respectively.
The following table summarizes the activity related to the fair value of our servicing assets for the year ended December 31:

	2017	2016
Fair value at the beginning of period	$1,131	$3,489
Addition:
Servicing resulting from transfers of financial assets	1,120	2,690
Changes in fair value:
Change in inputs or assumptions used in the valuation model	—	—
Other changes in fair value (1)	(2,097)	(5,048)
Fair value at the end of period (Level 3)	$154	$1,131
  ___________
(1) Represents changes due to collection of expected cash flows through December 31, 2017 and 2016.

7. Property, Equipment and Software, net
Property, equipment and software, net, consisted of the following as of December 31 (in thousands):

	Estimated Useful Life	2017	2016
Computer/office equipment	36 months	$15,419	$15,671
Capitalized internal-use software	36 months	24,784	21,789
Leasehold improvements	Life of lease	18,336	18,025
Total property, equipment and software, at cost		58,539	55,485
Less accumulated depreciation and amortization		(34,967)	(26,080)
Property, equipment and software, net		$23,572	$29,405
Amortization expense on capitalized internal-use software costs was $4.9 million, $4.2 million and $2.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included as a component of technology and analytics in our consolidated statements of operations.
8. Debt
The following table summarizes our outstanding debt as of December 31 (in thousands):

Description	Type	Maturity Date	Weighted Average Interest Rate at December 31, 2017	December 31, 2017	December 31, 2016
Funding Debt:
ODAST II Agreement	Securitization Facility	May 2020(1)	4.7%	$250,000	$250,000
ODART Agreement	Revolving	March 2019	4.1%	102,058	133,767
RAOD Agreement	Revolving	November 2018	4.9%	86,478	99,985
ODAF Agreement	Revolving	February 2020 (2)	8.6%	75,000	100,000
ODAC Agreement	Revolving	May 2019	8.7%	62,350	65,486
PORT II Agreement	Revolving	December 2018	3.9%	63,851	52,397
Other Agreements	Various	Various(3)	Various	50,706	30,887
				690,443	732,522
Deferred Debt Issuance Cost				(6,174)	(5,883)
Total Funding Debt				684,269	726,639

Corporate Debt:
Square 1 Agreement	Revolving	October 2018	5.5%	8,000	28,000
Deferred Debt Issuance Cost				(15)	(34)
Total Corporate Debt				$7,985	$27,966

(1)	The period during which remaining cash flow can be used to purchase additional loans expires April 2018.

(2)	The period during which new borrowings may be made under this debt facility expires in February 2019.

(3)	Maturity dates range from January 2018 through November 2020.

Certain of our loans held for investment are pledged as collateral for borrowings in our funding debt facilities. These loans totaled $852.3 million and $886.4 million as of December 31, 2017 and 2016, respectively. Our corporate debt facility is collateralized by substantially all of our assets.

During the three years ended December 31, 2017, the following significant activity took place related to our debt facilities:
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
ODAC Agreement
On May 22, 2015, amendments were made to the ODAC Agreement to, among other items, extend the commitment termination date to May 2017 and to provide for the utilization of up to the entire ODAC facility solely for the financing of our line of credit. In addition to other changes, this facility is now exclusively used to our line of credit. On April 28, 2016, we amended the ODAC Agreement to increase the revolving commitment from an aggregate amount of $50 million to $75 million, increase the interest rate from LIBOR plus 8.25% to LIBOR plus 9.25%, increase in the borrowing base advance rate from 70% to 75% and make certain other related changes. On May 4, 2017, we renewed the ODAC facility with amended terms, which provided for an increase in the revolving commitments from $75 million to 100 million and an extension of the revolving commitment period to May 3, 2019. The interest rate decreased to LIBOR (minimum of 0.75%) + 7.25% from LIBOR (minimum of 0.0%) + 9.25% and the advance rate increased from 75% to 85%.
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

On March 20, 2017, we entered into an amendment and restatement of the ODART Agreement which provided for a $50 million increase in the maximum amount of the Class A revolving loans and an increase up to $1.8 million in the maximum amount of the Class B revolving loans, thereby increasing the total facility size up to $214.1 million, an extension of the revolving commitment period during which ODART may utilize funding capacity under the Deutsche Bank Facility to March 20, 2019, a borrowing base advance rate for the Class A revolving loans of 85% and a borrowing base advance rate for the Class B revolving loans of 91% ; and various technical, definitional, conforming and other changes.
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
As of December 31, 2017, future maturities of our borrowings were as follows (in thousands):

2018	$277,642
2019	297,938
2020	122,863
2021	—
Thereafter	—
Total	$698,443

9. Income Tax
Our financial statements include a total income tax expense of $0 on net losses of $14.3 million, $85.5 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. A reconciliation of the difference between the provision for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31:

	2017	2016	2015
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
Change in valuation allowance	(34.5)%	(36.5)%	(28.0)%
Federal effect of change in state and local tax valuation allowance	0.5%	2.5%	(6.0)%
Income tax provision effective rate	—%	—%	—%

The significant components of our deferred tax asset were as follows as of December 31 (in thousands):

	2017	2016
Deferred tax assets relating to:
Net operating loss carryforwards	$20,476	$25,880
Loan loss reserve	27,186	40,897
Imputed interest income	424	800
Deferred rent	1,892	2,670
Miscellaneous items	45	174
Total gross deferred tax assets	50,023	70,421
Deferred tax liabilities:
Internally developed software	3,912	2,224
Property, equipment and software	4,242	6,747
Origination costs	4,078	7,417
Miscellaneous items	40	430
Total gross deferred tax liabilities	12,272	16,818
Net deferred tax asset	37,751	53,603
Less: valuation allowance	(37,751)	(53,603)
Net deferred tax asset less valuation allowance	$—	$—
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
Deductions that are not deemed more likely than not to withstand examination by a taxing authority are considered to be "uncertain tax positions" as defined in ASC 740 Income Taxes. Prior to January 1, 2016, we had not recognized any uncertain tax positions. During the year ended December 31, 2016, we claimed deductions on our U.S. federal tax return for certain expenses related to our initial public offering that were validated at the level of substantial authority, but did not exceed the "more likely than not" threshold. We estimate the tax-effected exposure of these deductions to be approximately $2.2 million. These deductions did not result in any change to our tax payable or our provision for income taxes, both of which were $0 as of and for the year ended December 31, 2017. These deductions will increase our deferred tax asset as well as the corresponding valuation allowance. There will be no financial statement benefit derived from this additional deferred tax asset until such time as the valuation allowance is released.

Our net operating loss carryforwards for federal income tax purposes were approximately $82.1 million, $69.7 million and $50.6 million at December 31, 2017, 2016 and 2015, respectively, and, if not utilized, will expire at various dates beginning in 2029. State net operating loss carryforwards were $81.3 million, $68.9 million and $49.8 million at December 31, 2017, 2016 and 2015, respectively. Net operating loss carryforwards and tax credit carryforwards reflected above may be limited due to historical and future ownership changes.
Recently Enacted Tax Reform Bill
 On December 22, 2017, the Tax Cuts and Jobs Act, or Tax Act, was signed into U.S. law and included numerous provisions that significantly revise existing tax law. The Tax Act introduces changes, including the reduction of the corporate income statutory tax rate from 35% to 21% for tax years beginning after December 31, 2017, an increase in bonus depreciation and the deductibility of certain depreciable assets, limitations on the deductibility of net interest expense, changes to net operating loss carryover and carryback rules, the transition of U.S international taxation from a worldwide tax system to a territorial system, and reductions in the amount of executive pay that could qualify as a tax deduction. The Company is currently evaluating the impact of the Tax Act on its consolidated financial statements.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB 118, to assist registrants in accounting for the tax effects of the Tax Act specifically when an accounting analysis of the Tax Act is incomplete for registrant's financial statements for the reporting period in which the Tax Act became law. SAB 118 permits us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with SAB 118, we have been able to reasonably estimate the effect the change in the corporate tax rate will have on our deferred tax asset. At December 31, 2017, our deferred tax asset has been provisionally remeasured and adjusted by $18.8 million from $56.6 million to $37.8 million. Because a full valuation allowance has been and will continue to be recorded against our deferred tax asset, an amount corresponding to the reduction of the deferred tax asset has been released from the valuation allowance. These two adjustments offset each other and result in no net impact to our results of operations.

10. Fair Value of Financial Instruments

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31 (in thousands):

	2017
Description	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$154	$154
Total assets	$—	$—	$154	$154

	2016
Description	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$1,131	$1,131
Total assets	$—	$—	$1,131	$1,131
There were no transfers between levels for the year ended December 31, 2017 or December 31, 2016.

The following tables presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurement as of December 31:

	December 31, 2017
	Unobservable input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service(1)	0.04%	0.13%	0.12%
	Renewal rate	41.06%	51.83%	49.59%
	Default rate	10.63%	10.92%	10.70%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance.

	December 31, 2016
	Unobservable input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service(1)	0.09%	0.14%	0.11%
	Renewal rate	46.20%	56.54%	50.14%
	Default rate	10.32%	10.75%	10.48%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance.

Changes in certain of the unobservable inputs noted above may have a significant impact on the fair value of our servicing asset. The following table summarizes the effect adverse changes in estimate would have on the fair value of the servicing asset as of December 31, 2017 and December 31, 2016 given a hypothetical changes in default rate and cost to service (in thousands):

	December 31, 2017	December 31, 2016
	Servicing Assets
Default rate assumption:
Default rate increase of 25%	$(40)	$(98)
Default rate increase of 50%	$(76)	$(188)
Cost to service assumption:
Cost to service increase by 25%	$(63)	$(60)
Cost to service increase by 50%	$(126)	$(120)
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

	December 31, 2017
Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$843,781	$932,343	$—	$—	$932,343
Loans held for sale	—	—	—		—
Total assets	$843,781	$932,343	$—	$—	$932,343

Description
Liabilities:
Fixed-rate debt	$300,706	$293,512	$—	$—	$293,848
Total fixed-rate debt	$300,706	$293,512	$—	$—	$293,848

	December 31, 2016
Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$890,283	$979,780	$—	$—	$979,780
Loans held for sale	373	394	—		394
Total assets	$890,656	$980,174	$—	$—	$980,174

Description
Liabilities:
Fixed-rate debt	$280,886	$275,200	$—	$—	$275,200
Total fixed-rate debt	$280,886	$275,200	$—	$—	$275,200
The following techniques and assumptions are used in estimating fair value:
Loans held for investment and loans held for sale - Fair value is based on discounted cash flow models which contain certain unobservable inputs such as discount rate, renewal rate and default rate.
Fixed-rate debt - Our ODAST II Agreement and certain other agreements are considered fixed-rate debt. Fair value of our fixed rate debt is based on a discounted cash flow model with an unobservable input of discount rate. For our variable rate debt, carrying value approximates fair value.
11. Stock-Based Compensation and Employee Benefit Plans
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

Options
The following table summarizes the assumptions used for estimating the fair value of stock options granted under our equity plans for the years ended December 31:

	2017	2016	2015
Risk-free interest rate	2.32% - 2.42%	1.40% - 2.54%	1.65% - 2.13%
Expected term (years)	5.0	5.0 - 6.0	5.5 - 6.0
Expected volatility	42% - 44%	46% - 54%	41% - 47%
Dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$1.66	$2.65	$5.70

The following is a summary of option activity for the year ended December 31, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	11,426,296	$6.10	—	—
Granted	368,894	$4.13	—	—
Exercised	(1,407,646)	$0.85	—	—
Forfeited	(1,310,438)	$8.55	—	—
Expired	(1,158,253)	$11.45	—	—
Outstanding at December 31, 2017	7,918,853	$5.75	6.4	$17,792
Exercisable at December 31, 2017	6,080,899	$5.16	5.8	$16,989
Vested or expected to vest as of December 31, 2017	7,876,541	$5.75	6.4	$17,778
Total compensation cost related to nonvested option awards not yet recognized as of December 31, 2017 was $5.6 million and will be recognized over a weighted-average period of approximately 1.6 years. The aggregate intrinsic value of employee options exercised during the years ended December 31, 2017, 2016 and 2015 was $5.3 million, $3.0 million and $10.8 million, respectively.

Restricted Stock Units

The following table summarizes our activities of RSUs and PRSUs during the year ended December 31, 2017:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	3,888,768	$8.46
RSUs and PRSUs granted	2,074,077	$4.63
RSUs vested	(770,664)	$8.50
RSUs forfeited/expired	(1,849,541)	$7.84
Unvested at December 31, 2017	3,342,640	$6.18
Expected to vest after December 31, 2017	2,843,933	$6.31

During the year ended December 31, 2016, in addition to granting RSUs, we also granted 194,207 PRSUs. For each of the three annual performance periods, one-third (1/3) of the total PRSUs may vest depending upon achievement of performance-based targets. Participants have the ability to earn up to 150% of the baseline award based on certain levels of achievement in excess of the relevant target performance level or could earn less than the baseline award, or nothing at all, based on certain levels of achievement below the relevant target performance level. Measurement of performance is based on a 12-month period ending June 30 of each year. The first tranche did not vest due to the performance-based targets not being achieved. The second tranche was granted with a grant date fair value of $4.67 during the year ended December 31, 2017. Performance goals have yet to be established for the twelve-month performance period ending June 30, 2019.

As of December 31, 2017, there was $14.3 million of unrecognized compensation cost related to unvested RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

As of December 31, 2017, there was $0.1 million of unrecognized compensation expense related to the ESPP.
The assumptions used to calculate our Black-Scholes-Merton Option Pricing Model for each stock purchase right granted under the ESPP were as follows for the year ended December 31:

	2017	2016	2015
Risk-free interest rate	1.17%	0.39%	0.27%
Expected term (years)	0.50	0.50	0.50
Expected volatility	37%	52%	42%
Dividend yield	—%	—%	—%
Stock-based compensation expense related to stock options, RSUs, PRSUs and the ESPP are included in the following line items in our accompanying consolidated statements of operations for the year ended December 31 (in thousands):

	2017	2016	2015
Sales and marketing	$2,429	$4,002	$3,081
Technology and analytics	2,300	3,422	2,582
Processing and servicing	483	869	544
General and administrative	7,303	7,622	5,375
Total	$12,515	$15,915	$11,582

401(k) Plan
We maintain a 401(k) defined contribution plan that covers substantially all of our employees. Participants may elect to contribute their annual compensation up to the maximum limit imposed by federal tax law. During the years ended December 31, 2017, 2016 and 2015 we had $1.2 million, $1.4 million, and $1.0 million in employer related match expense, respectively.

12. Commitments and Contingencies
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
During 2014 and 2015, we amended the lease of our corporate headquarters in New York City (as amended, “New York Lease”) to extend the term of the lease and rent additional space. We will occupy additional spaces under the New York Lease incrementally, as spaces becomes available, at which time we will incur additional rent payments. For all spaces delivered to us under the New York Lease as of December 31, 2017, our average monthly fixed rent payment will be approximately $0.5 million, subject to escalations. We are entitled to rent credits aggregating $3.8 million and a tenant improvement allowance not to exceed $5.8 million for all spaces delivered to us under the New York Lease as of December 31, 2017. The New York Lease is expected to terminate in December 2026.
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
In May 2017, we entered into an operating lease in Australia for office space. The Australia lease calls for an average monthly fixed rent payment of approximately $34,000 and is scheduled to expire in July 2020.
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
Rent expense incurred totaled $7.1 million, $7 million, and $4.3 million for the years ended December 31, 2017, 2016, and 2015.
Lease Commitments
At December 31, 2017, future minimum lease commitments under operating and capital leases, net of sublease income of $1.4 million, for the remaining terms of the operating leases were as follows (in thousands):

For the years ending December 31,
2018	$8,633
2019	9,225
2020	9,270
2021	9,192
2022	8,915
Thereafter	33,497
Total	$78,732

In February 2018, we terminated an operating lease for certain property in New York. Taking such termination into effect, our minimum lease commitments would be reduced, in total, by approximately $17.5 million.

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
The top three states in which we, or our issuing bank partner, originated loans were California, Florida, and Texas, representing approximately 14%, 9%, and 9% of our total loan originations, respectively, in both 2017 and 2016. These geographic concentrations expose us to risks associated with localized natural disasters, local political or economic forces as well as state-level regulatory risks.

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
13. Quarterly Financial Information (unaudited)
The following table contains selected unaudited financial data for each quarter of 2017 and 2016. The unaudited information should be read in conjunction with our financial statements and related notes included elsewhere in this report. We believe that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Gross revenues	87,741	83,666	86,651	92,892	81,829	77,371	69,502	62,615
Net revenue	42,098	32,754	42,302	35,435	16,260	32,333	28,857	31,456
Net income (loss)	4,358	(4,532)	(2,569)	(11,602)	(36,460)	(17,173)	(18,708)	(13,141)
Net loss attributable to common stockholders	5,096	(4,074)	(1,498)	(11,058)	(35,857)	(16,634)	(17,895)	(12,573)
Basic	0.07	(0.06)	(0.02)	(0.15)	(0.50)	(0.23)	(0.25)	(0.18)
Diluted	0.07	(0.06)	(0.02)	(0.15)	(0.50)	(0.23)	(0.25)	(0.18)
14. Subsequent events
Subsequent to December 31, 2017, we terminated our lease agreement with respect to a portion of our office space in New York. In connection with the termination, we expect to record a net charge of approximately $3.2 million in the quarter ending March 31, 2018 including a surrender fee of approximately $2.6 million. The net charge will include the surrender fee and approximately $4.0 million related to the impairment of leasehold improvements and other fixed assets in the surrendered space, which will be partially offset by other deferred credits.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting
  Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

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
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 using the criteria established in  Internal Control - Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."
 Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017, which we refer to as our 2018 Proxy Statement, and is incorporated herein by reference.
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
The information required by this item will be included under the captions “Executive Compensation” and under the subheadings “Board’s Role in Risk Oversight,” “Non-Employee Director Compensation,” “Outside Director Compensation Policy,” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and under the subheading “Potential Payments upon Termination or Change in Control” and “Equity Benefit and Stock Plans” under the heading “Executive Compensation” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Director Independence” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be included under the caption “Proposal Two: Ratification of Selection of Independent Registered Public Accountants” in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
Item 15(a)(1) - Financial Statements and Schedules
See “Index to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K.
Item 15(a)(2) - Financial Statements Schedules

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2017, 2016 and 2015

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions— Write offs	Balance at End of Period
	(in thousands)
Allowance for Loan Losses:
2017	110,162	152,926	17,199	(171,272)	109,015
2016	53,311	149,963	7,270	(100,382)	110,162
2015	49,804	74,863	7,129	(78,485)	53,311
Deferred tax asset valuation allowance:
2017	53,603	(826)	3,779	(18,805)	37,751
2016	31,978	(24,209)	45,834	—	53,603
2015	26,090	(2,514)	8,402	—	31,978

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

On Deck Capital, Inc.

/s/ Howard Katzenberg
Howard Katzenberg Chief Financial Officer (Principal Financial Officer)
Date: March 2, 2018

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia Chief Accounting Officer (Principal Accounting Officer)
Date: March 2, 2018
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

Signature	Title	Date

/s/ Noah Breslow	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2018
Noah Breslow

/s/ Howard Katzenberg	Chief Financial Officer (Principal Financial Officer)	March 2, 2018
Howard Katzenberg

/s/ Nicholas Sinigaglia	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2018
Nicholas Sinigaglia

/s/ David Hartwig	Director	March 2, 2018
David Hartwig

/s/ Daniel Henson	Director	March 2, 2018
Daniel Henson

/s/ Bruce P. Nolop	Director	March 2, 2018
Bruce P. Nolop

/s/ James D. Robinson	Director	March 2, 2018
James D. Robinson III

/s/ Jane J. Thompson	Director	March 2, 2018
Jane J. Thompson

/s/ Ronald F. Verni	Director	March 2, 2018
Ronald F. Verni

/s/ Neil E. Wolfson	Director	March 2, 2018
Neil E. Wolfson

Exhibit Index

Exhibit Number	Description	Filed / Incorporated by Reference from Form *	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	12/22/2014
3.2	Third Amended and Restated Bylaws	8-K	3.1	8/3/2016
4.1	Form of common stock certificate.	S-1	4.1	11/10/2014
4.2	Ninth Amended and Restated Investors’ Rights Agreement, dated March 13, 2014, by and among the Registrant and certain of its stockholders.	S-1	4.2	11/10/2014
4.3	Form of warrant to purchase common stock.	S-1	4.6	11/10/2014
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	10.1	11/10/2014
10.2+	Amended and Restated 2007 Stock Incentive Plan and forms of agreements thereunder.	S-1	10.2	11/10/2014
10.3+	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	10.3	12/4/2014
10.4+	2014 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	10.4	12/4/2014
10.5+	Employee Bonus Plan.	S-1	10.5	11/10/2014
10.6+	Outside Director Compensation Policy as amended through July 29, 2016.	10-K	10.6	3/2/2017
10.7+	Confirmatory Employment Offer Letter between the Registrant and Noah Breslow dated October 30, 2014.	S-1	10.7	11/10/2014
10.8+	Confirmatory Employment Offer Letter between the Registrant and Howard Katzenberg dated November 3, 2014.	S-1	10.9	11/10/2014
10.9+	Form of Change in Control and Severance Agreement between the Registrant and Noah Breslow.	10-Q	10.1	11/7/2017
10.10+	Form of Change in Control and Severance Agreement between the Registrant and other executive officers.	10-Q	10.2	11/7/2017
10.11+	Form of Performance Unit Agreement	8-K	10.1	9/21/2016
10.12	Lease, dated September 25, 2012, by and between the Registrant and 1400 Broadway Associates L.L.C.	S-1	10.12	11/10/2014
10.12.1	Lease Modification Agreement, dated March 3, 2015, by and between Registrant and ESRT 1400 Broadway, L.P.	10-K	10.21	3/10/2015
10.13	Fourth Amended and Restated Credit Agreement, dated as of March 20, 2017, by and among OnDeck Account Receivables Trust 2013-1 LLC, as Borrower, the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as Administrative Agent for the Lenders and Collateral Agent for the Secured Parties, Deutsche Bank Trust Company Americas, as Paying Agent for the Lenders, and Deutsche Bank Securities Inc., as Syndication Agent, Documentation Agent and Lead Arranger.	10-Q	10.2	5/9/2017
10.14	Second Amended and Restated Loan and Security Agreement, dated March 21, 2011, by and among Small Business Asset Fund 2009 LLC, each Lender party thereto from time to time and Deutsche Bank Trust Company Americas, as amended January 10, 2014.	S-1	10.15	11/10/2014
10.15	Fourth Amended and Restated Credit Agreement, dated as of May 4, 2017, by and among On Deck Asset Company, LLC, as Borrower, the Lenders party thereto from time to time, WM 2016-1, LLC, as Administrative Agent, and Deutsche Bank Trust Company Americas, as Paying Agent and as Collateral Agent for the Secured Parties.	10-Q	10.1	8/7/2017

10.16	Base Indenture, dated May 17, 2016, by and between OnDeck Asset Securitization Trust II LLC and Deutsche Bank Trust Company Americas	10-Q	10.2	8/9/2016
10.17	Series 2016-1 Indenture Supplement, dated May 17, 2016, by and between OnDeck Asset Securitization Trust II LLC and Deutsche Bank Trust Company Americas	10-Q	10.3	8/9/2016
10.18	Note Issuance and Purchase Agreement, dated as of November 25, 2015, by and among OnDeck Asset Pool, LLC, in its capacity as Issuer, the Purchasers party thereto from time to time, Jefferies Funding LLC, as Administrative Agent for the Purchasers, and Deutsche Bank Trust Company Americas, as Paying Agent and as Collateral Agent for the Secured Parties	10-K	10.19	3/3/2016
10.19	Form of Managed Applicant Commission Agreement between the Registrant and its funding advisors.	S-1	10.20	11/10/2014
10.20
Third Amended and Restated Credit Agreement, dated as of December 15, 2017, by and among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto from time to time, SunTrust Bank, as Administrative Agent for the Class A Revolving Lenders and Wells Fargo Bank, N.A., as Paying Agent and as Collateral Agent for the Secured Parties.
		Filed herewith.
10.21	Credit Agreement, dated August 19, 2016, by and among OnDeck Asset Funding I LLC, as Borrower, the Lenders party thereto from time to time, Ares Agent Services, L.P., as Administrative Agent for the Lenders and Collateral Agent for the Secured Parties and Wells Fargo Bank, N.A., as Paying Agent	10-Q	10.1	11/7/2016
10.22	Second Amended and Restated Loan and Security Agreement, dated June 30, 2016, by and among On Deck Capital, Inc., as Borrower, Pacific Western Bank, as Lender and ODWS, LLC, as Guarantor.	10-K	10.23	3/2/2017
10.23	First Amendment to the Second Amended and Restated Loan and Security Agreement, dated October 11, 2016, by and among On Deck Capital, Inc., as Borrower, Pacific Western Bank, as Lender and ODWS, LLC, as Guarantor.	10-K	10.24	3/2/2017
10.24	Second Amendment to the Second Amended and Restated Loan and Security Agreement, dated November 17, 2016, by and among On Deck Capital, Inc., as Borrower, Pacific Western Bank, as Lender and ODWS, LLC, as Guarantor.	10-K	10.25	3/2/2017
10.25	Credit Agreement, dated as of December 8, 2016, by and among Prime OnDeck Receivable Trust II, LLC, as Borrower, the Lenders party thereto from time to time, Credit Suisse, AG, New York Branch, as Administrative Agent for the Class A Lenders, and Wells Fargo Bank, N.A., as Paying Agent and as Collateral Agent	10-K	10.26	3/2/2017
10.26	Amendment No. 1, dated February 14, 2017, to the Credit Agreement by and among OnDeck Asset Funding I LLC, the Lenders thereto from time to time, and Ares Agent Services, L.P., as Administrative Agent for the Lenders party thereto.	10-Q	10.1	5/9/2017
21.1	List of subsidiaries of the Registrant.	Filed herewith.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	All exhibits incorporated by reference to the Registrant's Form S-1 or S-1/A registration statements relate to Registration No. 333-200043
+	Indicates a management contract or compensatory plan.