Form 10-Q
period 2018-03-31
On Deck Capital, Inc.
filed 2018-05-08
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
YES ☐ NO ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2018 was 74,269,812.

On Deck Capital, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$70,415	$71,362
Restricted cash	44,709	43,462
Loans held for investment	1,010,944	952,796
Less: Allowance for loan losses	(118,921)	(109,015)
Loans held for investment, net	892,023	843,781
Property, equipment and software, net	17,455	23,572
Other assets	15,824	13,867
Total assets	$1,040,426	$996,044
Liabilities and equity
Liabilities:
Accounts payable	$3,038	$2,674
Interest payable	2,429	2,330
Funding debt	730,024	684,269
Corporate debt	7,969	7,985
Accrued expenses and other liabilities	29,499	32,730
Total liabilities	772,959	729,988
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 77,752,143 and 77,284,266 shares issued and 74,264,491 and 73,822,001 outstanding at March 31, 2018 and December 31, 2017, respectively.	389	386
Treasury stock—at cost	(8,083)	(7,965)
Additional paid-in capital	496,588	492,509
Accumulated deficit	(224,752)	(222,833)
Accumulated other comprehensive loss	(118)	(52)
Total On Deck Capital, Inc. stockholders' equity	264,024	262,045
Noncontrolling interest	3,443	4,011
Total equity	267,467	266,056
Total liabilities and equity	$1,040,426	$996,044
The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenue:
Interest income	$86,369	$87,111
Gain on sales of loans	—	1,484
Other revenue	3,911	4,297
Gross revenue	90,280	92,892
Cost of revenue:
Provision for loan losses	36,293	46,180
Funding costs	11,821	11,277
Total cost of revenue	48,114	57,457
Net revenue	42,166	35,435
Operating expense:
Sales and marketing	10,598	14,819
Technology and analytics	11,007	15,443
Processing and servicing	5,221	4,535
General and administrative	17,725	11,887
Total operating expense	44,551	46,684
Income (loss) from operations	(2,385)	(11,249)
Other expense:
Interest expense	(51)	(353)
Total other expense	(51)	(353)
Loss before provision for income taxes	(2,436)	(11,602)
Provision for income taxes	—	—
Net income (loss)	(2,436)	(11,602)
Net loss attributable to noncontrolling interest	518	544
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$(1,918)	$(11,058)
Net income (loss) per share attributable to On Deck Capital, Inc. common shareholders:
Basic and diluted	$(0.03)	$(0.15)
Weighted-average common shares outstanding:
Basic and diluted	73,977,241	71,854,287
Comprehensive loss:
Net loss	$(2,436)	$(11,602)
Other comprehensive loss:
Foreign currency translation adjustment	(113)	400
Comprehensive loss	(2,549)	(11,202)
Comprehensive loss attributable to noncontrolling interests	50	(180)
Net loss attributable to noncontrolling interest	518	544
Comprehensive loss attributable to On Deck Capital, Inc. common stockholders	$(1,981)	$(10,838)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$(2,436)	$(11,602)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	36,293	46,180
Depreciation and amortization	2,174	2,596
Amortization of debt issuance costs	1,230	797
Stock-based compensation	3,210	3,491
Amortization of net deferred origination costs	12,399	11,883
Changes in servicing rights, at fair value	131	701
Gain on sales of loans	—	(1,484)
Unfunded loan commitment reserve	171	119
Gain on extinguishment of debt	—	(229)
Loss on disposal of fixed assets	5,713	—
Gain on lease termination	(1,481)	—
Changes in operating assets and liabilities:
Other assets	(3,484)	1,120
Accounts payable	364	(1,231)
Interest payable	99	488
Accrued expenses and other liabilities	(471)	(8,053)
Originations of loans held for sale	—	(33,042)
Capitalized net deferred origination costs of loans held for sale	—	(911)
Proceeds from sale of loans held for sale	—	33,326
Principal repayments of loans held for sale	—	722
Net cash provided by operating activities	53,912	44,871
Cash flows from investing activities
Purchases of property, equipment and software	(313)	(145)
Proceeds from sale of fixed assets	(45)	—
Capitalized internal-use software	(1,398)	(1,219)
Originations of term loans and lines of credit, excluding rollovers into new originations	(499,775)	(469,913)
Proceeds from sale of loans held for investment	—	10,008
Payments of net deferred origination costs	(14,193)	(12,314)
Principal repayments of term loans and lines of credit	417,034	389,976
Purchase of loans	—	(13,518)
Net cash used in investing activities	(98,690)	(97,125)
Cash flows from financing activities
Investments by noncontrolling interests	—	3,443
Purchase of treasury shares	(119)	(205)
Proceeds from exercise of stock options and warrants	39	195
Issuance of common stock under employee stock purchase plan	764	1,246
Proceeds from the issuance of funding debt	59,373	66,119
Proceeds from the issuance of corporate debt	10,000	—
Payments of debt issuance costs	(74)	(2,488)

	Three Months Ended March 31,
	2018	2017
Repayments of funding debt principal	(14,602)	(2,794)
Repayments of corporate debt principal	(10,000)	—
Net cash provided by financing activities	45,381	65,516
Effect of exchange rate changes on cash and cash equivalents	(303)	421
Net increase (decrease) in cash, cash equivalents, and restricted cash	300	13,683
Cash, cash equivalents, and restricted cash at beginning of year	114,824	123,986
Cash, cash equivalents, and restricted cash at end of period	$115,124	$137,669

Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$70,415	$72,997
Restricted cash	44,709	64,672
Total cash, cash equivalents and restricted cash	$115,124	$137,669

Supplemental disclosure of other cash flow information
Cash paid for interest	$10,483	$10,257
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$68	$92
Unpaid principal balance of term loans rolled into new originations	$90,810	$70,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
On Deck Capital, Inc.’s principal activity is providing financing to small businesses located throughout the United States, as well as Canada and Australia, through term loans and lines of credit. We use technology and analytics to aggregate data about a business and then quickly and efficiently analyze the creditworthiness of the business using our proprietary credit-scoring model. We originate most of the loans in our portfolio and also purchase loans from an issuing bank partner. We subsequently transfer most of our loan volume into one of our wholly-owned subsidiaries and also have the option to sell them through OnDeck Marketplace®.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Significant estimates include allowance for loan losses, stock-based compensation expense, capitalized software development costs, the useful lives of long-lived assets, servicing assets/liabilities, loans purchased, and valuation allowance for deferred tax assets. We base our estimates on historical experience, current events and other factors we believe to be reasonable under the circumstances. These estimates and assumptions are inherently subjective in nature; actual results may differ from these estimates and assumptions.
Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue Recognition, which creates ASC 606, Revenue from Contracts with Customers, and supersedes ASC 605, Revenue Recognition. ASU 2014-09 requires revenue to be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services and also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows from customer contracts. The FASB subsequently issued numerous amendments including ASU 2016-08 - Principal versus Agent Considerations, ASU 2016-10 - Identifying Performance Obligations and Licensing, and ASU 2016-12 - Narrow-Scope Improvements and Practical Expedients. Each amendment has the same effective date and transition requirements as the new revenue recognition standard. We adopted the new standard effective January 1, 2018 and applied the modified retrospective method of adoption. The adoption of ASC 606 did not have a material effect on our condensed consolidated financial statements and disclosures, nor did it result in a cumulative effect adjustment at the date of initial application.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows.  ASU 2016-18 clarifies that transfers between cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are not part of the entity’s operating, investing, and financing activities, and details of those transfers should not be reported as cash flow activities in the statement of cash flows. It requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new standard effective January 1, 2018 and no longer present restricted cash as a reconciling item in our consolidated statement of cash flows. For the three months ended March 31, 2017, cash flows from investing activities increased $20.2 million and the net decrease in cash and cash equivalents of $6.6 million became a net increase in cash, cash equivalents and restricted cash of $13.6 million.

Recent Accounting Pronouncements Not Yet Adopted
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
2. Net Loss Per Common Share
Basic and diluted net loss per common share is calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(2,436)	$(11,602)
Less: net loss attributable to noncontrolling interest	518	544
Net loss attributable to On Deck Capital, Inc. common stockholders	$(1,918)	$(11,058)
Denominator:
Weighted-average common shares outstanding, basic and diluted	73,977,241	71,854,287
Net loss per common share, basic and diluted	$(0.03)	$(0.15)

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given our net losses. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2018	2017
Anti-dilutive common share equivalents
Warrants to purchase common stock	22,000	22,000
Restricted stock units	3,874,666	3,487,022
Stock options	8,234,689	10,056,752
Employee stock purchase program	32,449	51,491
Total anti-dilutive common share equivalents	12,163,804	13,617,265

The weighted-average exercise price for warrants to purchase 2,007,846 shares of common stock was $10.70 as of March 31, 2018. For the three months ended March 31, 2018 and 2017, a warrant to purchase 1,985,846 and 1,985,846 shares of common stock, respectively, was excluded from anti-dilutive common share equivalents as performance conditions had not been met.

3. Loans Held for Investment and Allowance for Loan Losses
Loans Held for Investment and Allowance for Loan Losses
Loans held for investment consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Term loans	$847,403	$804,227
Lines of credit	145,192	132,012
Total unpaid principal balance	992,595	936,239
Net deferred origination costs	18,349	16,557
Total loans held for investment	$1,010,944	$952,796
We include both loans we originate and loans originated by our issuing bank partners and later purchased by us as part of our originations. During the three months ended March 31, 2018 and 2017 we purchased loans in the amount of $139.2 million and $145.0 million, respectively.

The change in the allowance for loan losses for the three months ended March 31, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$109,015	$110,162
Recoveries of loans previously charged off	3,345	2,617
Loans charged off	(29,732)	(40,884)
Provision for loan losses	36,293	46,180
Allowance for loan losses at end of period	$118,921	$118,075
When loans are charged-off, we typically continue to attempt to recover amounts from the respective borrowers and guarantors, including, when we deem it appropriate, through formal legal action. Alternatively, we may sell previously charged-off loans to a third-party debt collector.  The proceeds from these sales are recorded as a component of the recoveries of loans previously charged off. For the three months ended March 31, 2018 and 2017, previously charged-off loans sold accounted for $0.5 million and $1.9 million, respectively, of recoveries of loans previously charged off.
As of March 31, 2018 and December 31, 2017, our off-balance sheet credit exposure related to the undrawn line of credit balances was $209.6 million and $204.6 million, respectively. The related reserve on unfunded loan commitments was $4.6 million and $4.4 million as of March 31, 2018 and December 31, 2017, respectively. Net adjustments to the accrual for unfunded loan commitments are included in general and administrative expense.
The following table contains information, on a combined basis, regarding the unpaid principal balance of loans we originated and the amortized cost of loans purchased from third parties other than our issuing bank partner related to current, paying and non-paying delinquent loans as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Current loans	$904,660	$850,060
Delinquent: paying (accrual status)	50,338	49,252
Delinquent: non-paying (non-accrual status)	37,597	36,927
Total	$992,595	$936,239
The portion of the allowance for loan losses attributable to current loans was $79.5 million and $74.0 million as of March 31, 2018 and December 31, 2017, respectively, while the portion of the allowance for loan losses attributable to delinquent loans was $39.4 million and $35.0 million as of March 31, 2018 and December 31, 2017, respectively.

The following table shows an aging analysis of the unpaid principal balance related to loans held for investment by delinquency status as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
By delinquency status:
Current loans	$904,660	$850,060
1-14 calendar days past due	21,080	23,611
15-29 calendar days past due	12,068	12,528
30-59 calendar days past due	19,557	22,059
60-89 calendar days past due	13,850	12,809
90 + calendar days past due	21,380	15,172
Total unpaid principal balance	$992,595	$936,239

4. Servicing Rights
As of March 31, 2018 and December 31, 2017, the remaining unpaid principal balance of term loans we serviced that previously were sold was $191.0 million and $181.0 million, respectively. No loans were sold during the three months ended March 31, 2018. During the three months ended March 31, 2017, we sold through OnDeck Marketplace loans with an unpaid principal balance of $41.1 million.
For the three months ended March 31, 2018 and 2017, we earned $0.3 million and $0.3 million of servicing revenue, respectively.
The following table summarizes the activity related to the fair value of our servicing assets for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Fair value at the beginning of period	$154	$1,131
Addition:
Servicing resulting from transfers of financial assets	52	430
Changes in fair value:
Change in inputs or assumptions used in the valuation model	—	—
Other changes in fair value (1)	(131)	(701)
Fair value at the end of period (Level 3)	$75	$860
(1) Represents changes due to collection of expected cash flows through March 31, 2018 and 2017.

5. Debt
The following table summarizes our outstanding debt as of March 31, 2018 and December 31, 2017 (in thousands):

				Outstanding
	Type	Maturity Date	Weighted Average Interest Rate at March 31, 2018	March 31, 2018	December 31, 2017
Funding Debt:
ODAST II Agreement	Securitization	May 2020 (1)	4.7%	$250,000	$250,000
ODART Agreement	Revolving	March 2019	4.4%	112,499	102,058
RAOD Agreement	Revolving	November 2018	5.1%	98,983	86,478
ODAC Agreement	Revolving	May 2019	9.0%	75,454	62,350
ODAF Agreement	Revolving	February 2020 (2)	8.9%	75,000	75,000
PORT II Agreement	Revolving	December 2018	4.3%	72,630	63,851
Other Agreements	Various	Various (3)	Various	50,378	50,706
				734,944	690,443
Deferred debt issuance cost				(4,920)	(6,174)
Total Funding Debt				730,024	684,269

Corporate Debt:
Square 1 Agreement	Revolving	October 2018	6.0%	8,000	8,000
Deferred debt issuance cost				(31)	(15)
Total Corporate Debt				7,969	7,985

(1) In April 2018, we issued $225 million of debt in a new securitization transaction. The net proceeds were used, together with other available funds, to voluntarily prepay in full all $250 million of the prior ODAST II Notes. See Note 10, "Subsequent Events" of Notes to Unaudited Condensed Consolidated Financial Statements.
(2) The period during which new borrowings may be made under this debt facility expires in February 2019.
(3) Maturity dates range from April 2018 through November 2020.
In April 2018, Loan Assets of OnDeck, LLC, a wholly-owned subsidiary of the Company, established a new asset-backed revolving debt facility with a commitment amount of $100 million. For additional information, see Note 10, "Subsequent Events" of Notes to Unaudited Condensed Consolidated Financial Statements.
Certain of our loans held for investment are pledged as collateral for borrowings in our funding debt facilities. These loans totaled $904.7 million and $852.3 million as of March 31, 2018 and December 31, 2017, respectively. Our corporate debt facility is collateralized by substantially all of our assets.

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$75	$75
Total assets	$—	$—	$75	$75

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$154	$154
Total assets	$—	$—	$154	$154
There were no transfers between levels for the three months ended March 31, 2018 or December 31, 2017.

The following tables presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurement as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Unobservable input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service(1)	0.04%	0.13%	0.13%
	Renewal rate	41.06%	51.83%	49.29%
	Default rate	10.63%	10.92%	10.71%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance.

	December 31, 2017
	Unobservable input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service(1)	0.04%	0.13%	0.12%
	Renewal rate	41.06%	51.83%	49.59%
	Default rate	10.63%	10.92%	10.70%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance.

Changes in certain of the unobservable inputs noted above may have a significant impact on the fair value of our servicing asset. The following table summarizes the effect adverse changes in estimate would have on the fair value of the servicing asset as of March 31, 2018 and December 31, 2017 given a hypothetical changes in default rate and cost to service (in thousands):

	March 31, 2018	December 31, 2017
	Servicing Assets
Default rate assumption:
Default rate increase of 25%	$(23)	$(40)
Default rate increase of 50%	$(43)	$(76)
Cost to service assumption:
Cost to service increase by 25%	$(36)	$(63)
Cost to service increase by 50%	$(71)	$(126)
Assets and Liabilities Disclosed at Fair Value
Because our loans held for investment, loans held for sale and fixed-rate debt are not measured at fair value, we are required to disclose their fair value in accordance with ASC 825. Due to the lack of transparency and comparable loans, we utilize an income valuation technique to estimate fair value. We utilize industry-standard modeling, such as discounted cash flow models, to arrive at an estimate of fair value and may utilize third-party service providers to assist in the valuation process. This determination requires significant judgments to be made. The following tables summarize the carrying value and fair value of our loans held for investment and fixed-rate debt (in thousands):

	March 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$892,023	$989,477	$—	$—	$989,477
Total assets	$892,023	$989,477	$—	$—	$989,477

Liabilities:
Fixed-rate debt	$300,377	$293,408	$—	$—	$293,408
Total fixed-rate debt	$300,377	$293,408	$—	$—	$293,408

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$843,781	$932,343	$—	$—	$932,343
Total assets	$843,781	$932,343	$—	$—	$932,343

Liabilities:
Fixed-rate debt	$300,706	$293,512	$—	$—	$293,512
Total fixed-rate debt	$300,706	$293,512	$—	$—	$293,512

7. Noncontrolling Interest
The following tables summarize changes in equity, including the equity attributable to noncontrolling interests, for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, 2018
	On Deck Capital, Inc's stockholders' equity	Noncontrolling interest	Total
Balance as of January 1, 2018	262,045	4,011	266,056
Net income (loss)	(1,918)	(518)	(2,436)
Stock based compensation	3,122	—	3,122
Exercise of options and warrants	39	—	39
Employee stock purchase plan	918	—	918
Cumulative translation adjustment	(63)	(50)	(113)
Purchase of shares for treasury	(119)	—	(119)
Balance at March 31, 2018	264,024	3,443	267,467

Comprehensive loss:
Net loss	(1,918)	(518)	(2,436)
Other comprehensive income (loss):
Foreign currency translation adjustment	(63)	(50)	(113)
Comprehensive income (loss):	(1,981)	(568)	(2,549)

	Three Months Ended March 31, 2017
	On Deck Capital, Inc.'s stockholders' equity	Noncontrolling interest	Total
Balance as of January 1, 2017	$259,525	$4,072	$263,597
Net income (loss)	(11,058)	(544)	(11,602)
Stock based compensation	3,309	—	3,309
Exercise of options and warrants	195	—	195
Employee stock purchase plan	1,541	—	1,541
Cumulative translation adjustment	220	180	400
Purchase of shares for treasury	(205)	—	(205)
Investments by noncontrolling interests	—	3,443	3,443
Balance at March 31, 2017	253,527	7,151	260,678

Comprehensive loss:
Net loss	(11,058)	(544)	(11,602)
Other comprehensive income (loss):
Foreign currency translation adjustment	220	180	400
Comprehensive income (loss):	$(10,838)	$(364)	$(11,202)

8. Stock-Based Compensation and Employee Benefit Plans
Options

The following is a summary of option activity for the three months ended March 31, 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	7,918,853	$5.75	—	—
Granted	595,861	$5.19	—	—
Exercised	(205,768)	$0.45	—	—
Forfeited	(5,853)	$13.08	—	—
Expired	(68,404)	$12.15	—	—
Outstanding at March 31, 2018	8,234,689	$5.79	6.5	$16,370
Exercisable at March 31, 2018	6,121,753	$5.42	5.8	$15,507
Vested or expected to vest as of March 31, 2018	8,119,911	$5.79	6.5	$16,329
Total compensation cost related to nonvested option awards not yet recognized as of March 31, 2018 was $5.2 million and will be recognized over a weighted-average period of approximately 1.9 years. The aggregate intrinsic value of employee options exercised during the three months ended March 31, 2018 and 2017 was $1.0 million and $2.3 million, respectively.

Restricted Stock Units

The following table summarizes our activities of Restricted Stock Units ("RSUs") and Performance Restricted Stock Units ("PRSUs") during the three months ended March 31, 2018:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	3,342,640	$6.18
RSUs and PRSUs granted	703,492	$5.09
RSUs vested	(75,213)	$6.27
RSUs forfeited/expired	(96,253)	$5.70
Unvested at March 31, 2018	3,874,666	$5.99
Expected to vest after March 31, 2018	3,267,046	$6.12

As of March 31, 2018, there was $15 million of unrecognized compensation cost related to unvested RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.7 years.
Stock-based compensation expense related to stock options, RSUs, PRSUs and the ESPP are included in the following line items in our accompanying consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	March 31, 2018		March 31, 2017
Sales and marketing	535		$771
Technology and analytics	597		783
Processing and servicing	105		173
General and administrative	1,973		1,764
Total	$3,210	—	$3,491

9. Commitments and Contingencies

Commitments under Operating Leases
Effective February 1, 2018, we terminated our lease obligation for the 12th floor of our New York office which accounted for approximately 32% of our total New York office space. The lease of the 12th floor was previously scheduled to continue through December 2026. As part of the termination, we paid the landlord a cash surrender fee of approximately $2.6 million and recorded a net charge of approximately $3.2 million in the quarter ending March 31, 2018. The net charge includes the surrender fee and approximately $4.0 million related to the impairment of leasehold improvements and other fixed assets in the surrendered space, which were partially offset by other deferred credits.
On March 29, 2018, we terminated our lease obligation with respect to a portion of our Denver office which accounted for approximately 38% of our total Denver office space. Our lease of that space was previously scheduled to continue through April 2026. As part of the termination, we paid a surrender fee and related charges of approximately $900,000 and recorded a net charge of approximately $1 million in the quarter ended March 31, 2018. The net charge includes the surrender fee and the impairment of leasehold improvements and other fixed assets in the surrendered space, which were partially offset by other deferred credits.
The net charges related to these lease terminations were allocated to each of our operating expense line items on our condensed consolidated statement of operations with the exception of the aggregate impairment charges of leasehold improvements and other fixed assets in the surrendered spaces of approximately $5.7 million which were included in general and administrative expense.
In the aggregate, the termination of these two leases reduced future required rental payments by approximately $23 million through 2026.

Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and loans. We hold cash, cash equivalents and restricted cash in accounts at regulated domestic financial institutions in amounts that exceed or may exceed FDIC insured amounts and at non-U.S. financial institutions where deposited amounts may be uninsured. We believe these institutions to be of recognized standing and we have not experienced any related losses to date.
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

10. Subsequent Events

On April 13, 2018, Loan Assets of OnDeck, LLC, a wholly-owned subsidiary of the Company, established a new asset-backed revolving debt facility with a commitment amount of $100 million and a 1 month LIBOR + 2.0% interest rate. The period during which new borrowings may be made under this facility expires on April 13, 2022 and the final maturity date is October 13, 2022.
On April 17, 2017, our wholly-owned subsidiary, OnDeck Asset Securitization Trust II LLC, issued $225 million in initial principal amount of fixed-rate asset backed offered notes in a securitization transaction. The notes were issued in four classes with a weighted average fixed interest rate of 3.75%. The revolving period expires on March 31, 2020 and the final maturity date is April 2022. The net proceeds of this transaction were used, together with other available funds, to voluntarily prepay in full all $250 million of notes from a prior securitization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and Part II - Item 1A. "Risk Factors" sections of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Overview

We are a leading online small business lender. We make it efficient and convenient for small businesses to access financing. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources to assess the creditworthiness of small businesses rapidly and accurately. Small businesses can apply for a term loan or line of credit on our website in minutes and, using our proprietary OnDeck Score®, we can make a funding decision immediately and, if approved, transfer funds as fast as the same day. Qualified customers may have both a term loan and line of credit concurrently, which we believe provides opportunities for repeat business, as well as increased value to our customers. We originated more than $8 billion of loans since we made our first loan in 2007.
We generate the majority of our revenue through interest income and fees earned on the loans we make to our customers. Our term loans, which we offer in principal amounts ranging from $5,000 to $500,000 and with maturities of 3 to 36 months, feature fixed dollar repayments. Our lines of credit range from $6,000 to $100,000, and are generally repayable within six months of the date of the most recent draw. We earn interest on the balance outstanding and lines of credit are subject to a monthly fee unless the customer makes a qualifying minimum draw, in which case the fee is waived for the first six months. The balance of our other revenue primarily comes from our servicing and other fee income, most of which consists of marketing fees from our issuing bank partner, fees generated by OnDeck-as-a-Service, and monthly fees earned from lines of credit.
We rely on a diversified set of funding sources for the loans we make to our customers. Our primary source of this financing has historically been debt facilities with various financial institutions. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. As of March 31, 2018, we had $734.9 million of funding debt principal outstanding and $1.0 billion total borrowing capacity under such debt facilities. No loans were sold through OnDeck Marketplace during the three months ended March 31, 2018. During the three months ended March 31, 2017, we sold loans with an unpaid principal balance of $42.0 million. Of the total principal outstanding as of March 31, 2018, including our loans held for investment, plus loans sold to OnDeck Marketplace purchasers which had a balance remaining as of March 31, 2018, 60% were funded via our debt facilities, 30% were financed via proceeds raised from our securitization transaction, 9% were funded via cash on hand and 1% were funded via OnDeck Marketplace purchasers.
We originate loans throughout the United States, Canada and Australia, although, to date, substantially all of our revenue has been generated in the United States. These loans are originated through our direct marketing, including direct mail, social media and other online marketing channels, outbound sales team, referrals from our strategic partners, including banks, payment processors and small business-focused service providers, and through funding advisors who advise small businesses on available funding options.
Key Financial and Operating Metrics
We regularly monitor a number of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Originations	$590,585	$573,015
Effective Interest Yield	35.6%	33.8%
Cost of Funds Rate	6.8%	5.9%
Net Interest Margin*	31.3%	30.0%
Marketplace Gain on Sale Rate	N/A	3.5%
Provision Rate	6.1%	8.7%
Loan Reserve Ratio	12.0%	11.5%
15+ Day Delinquency Ratio	6.7%	7.8%
Net Charge-off Rate	10.9%	14.9%
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
Effective Interest Yield
Effective Interest Yield is the rate of interest we achieve on loans outstanding during a period. It is calculated as our calendar day-adjusted annualized interest income divided by average Loans. Prior to the first quarter of 2018, annualization was based on 252 business days per year. Beginning with the three months ended March 31, 2018, annualization is based on 365 days per year and is calendar day-adjusted. All revisions have been applied retrospectively.
Net deferred origination costs in loans held for investment and loans held for sale consist of deferred origination fees and costs. Deferred origination fees include fees paid up front to us by customers when loans are originated and decrease the carrying value of loans, thereby increasing Effective Interest Yield. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to loan origination and increase the carrying value of loans, thereby decreasing Effective Interest Yield.
Recent pricing trends are discussed under the subheading “Key Factors Affecting Our Performance - Pricing.”
Cost of Funds Rate
Cost of Funds Rate is the interest expense, fees and amortization of deferred debt issuance costs we incur in connection with our lending activities across all of our funding debt facilities. For full years, it is calculated as our funding cost divided by average funding debt outstanding and for interim periods it is calculated as our annualized funding cost for the period divided by average funding debt outstanding. Annualization is based on four quarters per year and is not business or calendar day-adjusted.
Net Interest Margin
Net Interest Margin is calculated as annualized Net Interest Income divided by average Interest Earning Assets. Net Interest Income represents interest income less funding costs during the period. Interest income is net of fees on loans held for investment and held for sale. Net deferred origination costs in loans held for investment and loans held for sale consist of deferred origination costs as offset by corresponding deferred origination fees. Deferred origination fees include fees paid up front to us by customers when loans are funded. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to loan origination. Funding costs are the interest expense, fees, and amortization of deferred debt issuance costs we incur in connection with our lending activities across all of our debt facilities. Annualization is based on 365 days per year and is calendar day-adjusted.

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
Loan Reserve Ratio
Loan Reserve Ratio is our allowance for loan losses as of the end of the period divided by the Unpaid Principal Balance as of the end of the period.
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
Net Charge-off Rate
Net Charge-off Rate is calculated as our annualized net charge-offs for the period divided by the average Unpaid Principal Balance outstanding. Annualization is based on four quarters per year and is not business or calendar day-adjusted. Net charge-offs are charged-off loans in the period, net of recoveries.

On Deck Capital, Inc. and Subsidiaries
Consolidated Average Balance Sheets
(in thousands)

	Three Months Ended March 31,
	2018	2017
Assets
Cash and cash equivalents	$49,812	$63,588
Restricted cash	53,007	50,811
Loans held for investment	983,988	1,044,815
Less: Allowance for loan losses	(114,839)	(115,597)
Loans held for investment, net	869,149	929,218
Loans held for sale	—	856
Property, equipment and software, net	20,866	28,812
Other assets	14,026	19,717
Total assets	$1,006,860	$1,093,002
Liabilities and equity
Liabilities:
Accounts payable	$2,853	$4,356
Interest payable	2,300	2,298
Funding debt	698,825	763,833
Corporate debt	4,482	27,969
Accrued expenses and other liabilities	31,410	36,385
Total liabilities	739,870	834,841

Total On Deck Capital, Inc. stockholders' equity	263,195	253,345
Noncontrolling interest	3,795	4,816
Total equity	266,990	258,161
Total liabilities and equity	$1,006,860	$1,093,002

Memo:
Unpaid Principal Balance	$966,327	$1,023,882
Interest Earning Assets	$966,327	$1,024,731
Loans	$983,988	$1,045,671

Average Balance Sheet Items for the period represent the average as of the beginning of the month in the period and as of the end of each month in the period.
Non-GAAP Financial Measures
We believe that the non-GAAP metrics can provide useful supplemental measures for period-to-period comparisons of our core business and useful supplemental information to investors and others in understanding and evaluating our operating results. However, non-GAAP metrics are not calculated in accordance with GAAP, and should not be considered an alternative to any measures of financial performance calculated and presented in accordance with GAAP. Other companies may calculate these non-GAAP metrics differently than we do. The reconciliations below reconcile each of our non-GAAP metrics to their most comparable respective GAAP metric.
Adjusted Net Income (Loss)

Adjusted Net Income (Loss) represents our net income (loss) adjusted to exclude net income (loss) attributable to noncontrolling interest, stock-based compensation expense, real estate disposition charges, and department relocation and executive transition expenses. Stock-based compensation includes employee compensation as well as compensation to third-party service providers.
Our use of Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted Net Income does not reflect the potentially dilutive impact of stock-based compensation; and

•	Adjusted Net Income excludes charges we are required to incur in connection with real estate dispositions and severance obligations.
The following table presents a reconciliation of net loss to Adjusted Net Income (Loss) for each of the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted Net (Loss) Income
Net loss	$(2,436)	$(11,602)
Adjustments:
Net loss attributable to noncontrolling interest	518	544
Stock-based compensation expense	3,210	3,491
Real estate disposition charges	4,187	—
Department relocation and executive transition expenses	911	—
Adjusted Net Income (Loss)	$6,390	$(7,567)

Net Interest Margin
Net Interest Margin, is calculated as annualized Net Interest Income divided by average Interest Earning Assets. Net Interest Income represents interest income less funding costs during the period. Interest income is net of fees on loans held for investment and held for sale. Net deferred origination costs in loans held for investment and loans held for sale consist of deferred origination costs as offset by corresponding deferred origination fees. Deferred origination fees include fees paid up front to us by customers when loans are funded. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to loan origination. Funding costs are the interest expense, fees, and amortization of deferred debt issuance costs we incur in connection with our lending activities across all of our debt facilities. Annualization is based on 365 days per year and is calendar day-adjusted.
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

•	Funding costs do not reflect interest associated with debt used for corporate purposes.

The following table presents a reconciliation of interest income to Net Interest Margin for each of the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Reconciliation of Interest Income to Net Interest Margin (NIM)
Interest income	$86,369	$87,111
Less: Funding costs	(11,821)	(11,277)
Net interest income	74,548	75,834
Divided by: calendar days in period	90	90
Net interest income per calendar day	828	843
Multiplied by: calendar days per year	365	365
Annualized net interest income	302,220	307,695
Divided by: Average Interest Earning Assets	$966,327	$1,024,731
Net Interest Margin (NIM)	31.3%	30.0%

Key Factors Affecting Our Performance

Investment in Long-Term Growth
The core elements of our growth strategy include expanding our financing offerings, acquiring new customers, broadening our distribution capabilities through strategic partners and funding advisors, enhancing our technology, data and analytics capabilities, and extending customer lifetime value. We plan to continue to invest significant resources to accomplish these goals. We anticipate that our total operating expense will increase during 2018 as we plan to continue investing in marketing, technology and analytics, portfolio management and our collection capabilities. These investments are intended to contribute to our long-term growth, but they may affect our near-term operating performance.
Originations
During the three months ended March 31, 2018, December 31, 2017 and March 31, 2017, we originated $590.6 million, $546.4 million, and $573.0 million of loans, respectively. The increase in originations for the three months ended March 31, 2018 relative to the three months ended December 31, 2017 was largely driven by the increased average loan size and the addition of new customers. The increase in originations for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to the increase in business from repeat customers. In addition, during the first quarter of 2018 we continued to grow our line of credit originations, which made up 20.5%, 20.0%, and 18.0% of total dollar originations in the three months ended March 31, 2018, December 31, 2017 and March 31, 2017, respectively.
The number of weekends and holidays in a period can impact our business. Many small businesses tend to apply for loans on weekdays, and their businesses may be closed at least part of a weekend and on holidays. In addition, our loan fundings and automated customer loan repayments only occur on weekdays (excluding bank holidays).
We anticipate that our future growth will continue to depend in part on attracting new customers. As we continue to aggregate data on customers and prospective customers, we seek to use that data and our increasing knowledge to optimize our marketing spending to attract these customers as well as to continue to focus our analytics resources on better identifying potential customers. We have historically relied on all three of our channels for customer acquisition but remain focused on growing our direct and strategic partner channels. Collective originations through our direct and strategic partner channels made up 71% and 72% of total originations from all customers in the first quarter of 2018 and 2017, respectively. We plan to continue investing in direct marketing and sales, increasing our brand awareness and growing our strategic partnerships.

The following table summarizes the percentage of loans made to all customers originated by our three distribution channels for the periods indicated. From time to time management is required to make judgments to determine customers' appropriate channel distribution.

	Three Months Ended March 31,
Percentage of Originations (Dollars)	2018	2017
Direct and Strategic Partner	71%	72%
Funding Advisor	29%	28%
We originate term loans and lines of credit to customers who are new to OnDeck as well as to repeat customers. New originations are defined as new term loan originations plus all line of credit draws in the period, including subsequent draws on existing lines of credit. Renewal originations include term loans only. We believe our ability to increase adoption of our loans within our existing customer base will be important to our future growth. A component of our future growth will include increasing the length of our customer life cycle by expanding our product offerings. In the first quarter of 2018 and 2017 originations from our repeat customers, were 52% and 49%, respectively, of total originations to all customers. We believe our significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in our types of loans and services. Repeat customers generally show improvements in several key metrics. From our 2015 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 31% and 50% from their initial loan to their third loan. Similarly, from our 2016 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 29% and 37%. In the first quarter of 2018, 28% of our origination volume from repeat customers was due to unpaid principal balance rolled from existing loans directly into such repeat originations. In order for a current customer to qualify for a new term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

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

	Three Months Ended March 31,
Percentage of Originations (Dollars)	2018	2017
New	48%	51%
Repeat	52%	49%
Credit Performance
Credit performance refers to how credit losses on a portfolio of loans performs relative to expectations. A certain amount of losses are expected so credit performance must be assessed relative to pricing and expectations. Pricing will be determined with the goal of allowing for estimated losses while still generating the desired rate of return after taking into account those estimated losses. When a portfolio has higher than estimated losses, the desired rate of return may not be achieved and that portfolio would be considered to have underperformed. Conversely, if the portfolio incurred lower than estimated losses, resulting in a higher than expected rate of return, the portfolio would be considered to have overperformed.
We originate and price our loans based on risk. When we originate our loans, we establish a reserve for estimated loan losses. As we gather more data as the portfolio performs, we may increase or decrease that reserve as deemed necessary to reflect our latest loss estimate. Some portions of our loan portfolio may be performing better than expected while other portions may perform below expectations. The net result of the underperforming and overperforming portfolio segments determines if we require an overall increase or decrease to our loan reserve related to those existing loans.
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
In 2017, we tightened our credit policies used to determine eligibility, pricing and loan size for certain customers. As additional seasoning took place on our loans and as our predictive model incorporated newer data, our provision rate generally improved during 2017. Our provision rate improved in the first quarter of 2018 to 6.1% as compared to 6.4% in the fourth quarter of 2017. The decrease was primarily driven by the improved quality of our originations. We expect that our provision rate for the year ending December 31, 2018 will be within our expected range of 6% to 7%.
Pricing
Customer pricing is determined primarily based on the customer’s risk level as measured using the OnDeck Score, loan type (term loan or line of credit), term loan duration, customer type (new or repeat) and origination channel. In addition, general market conditions and the competitive environment may broadly influence pricing industry-wide. Loans originated through the direct and strategic partner channels are generally priced lower than loans originated through the funding advisor channel due to the higher commissions paid to funding advisors.
Our customers generally pay between $0.006 and $0.04 per month in interest for every dollar they borrow under one of our term loans, with the actual amount typically driven by the length of term of the particular loan. Historically, our term loans have been primarily quoted in “Cents on Dollar,” or COD, and lines of credit in annual percentage rate, or APR. Given the use case and payback period associated with our shorter term loans, we believe many of our customers prefer to understand pricing on a

“dollars in, dollars out” basis and are primarily focused on total payback cost. As of March 31, 2018, the APRs of our term loans outstanding ranged from 16.7% to 99.4% and the APRs of our lines of credit outstanding ranged from 11.0% to 60.8%.
“Cents on Dollar” is the total interest to be paid for each dollar of principal borrowed, excluding the origination fee. We believe our customers tend to evaluate our term loans, many of which have terms of a year or less, primarily based on Cents on Dollar rather than APR. Because APR is calculated on an annualized basis, small differences in loan term can cause large changes in APR, making it harder to understand the total interest cost. We believe Cents on Dollar and similar measures of total interest expense are more useful to a borrower in comparing and evaluating shorter term loans. Historically, we have not used APR as an internal metric to evaluate performance of our business, compensate our employees or measure their performance.
We believe that our product pricing has historically fallen between traditional bank loans to small businesses and certain non-bank small business financing alternatives such as merchant cash advances.

	For the Quarter					For the Year
	Q1 2018	Q4 2017	Q3 2017	Q2 2017	Q1 2017	2016	2015	2014	2013
Weighted Average Term Loan "Cents on Dollar" Borrowed, per Month	2.08¢	1.97¢	1.96¢	1.94¢	1.95¢	1.82¢	1.95¢	2.32¢	2.65¢
Weighted Average APR - Term Loans and Lines of Credit	46.0%	43.8%	43.8%	43.2%	44.0%	41.4%	44.5%	54.4%	63.4%

The pricing decrease between 2013 and 2016 were due to longer average loan term lengths, increased originations from our lower cost direct and strategic partner channels as a percentage of total originations, the growth of our line of credit product which is priced at a lower APR level than our term loans, the introduction of our customer loyalty program and our continued efforts to pass savings on to customers. The pricing increases in 2017 and during the first quarter of 2018 were primarily a reflection of past and expected future increases in the underlying market rates that we, like many other lenders in the market, are passing on to our customers.
We consider Effective Interest Yield, or EIY, as a key pricing metric. EIY is the rate of return we achieve on loans outstanding during a period. Our EIY differs from APR in that it takes into account deferred origination fees and deferred origination costs. Deferred origination fees include fees paid up front to us by customers when loans are originated and decrease the carrying value of loans, thereby increasing the EIY. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to loan origination and increase the carrying value of loans, thereby decreasing EIY.
In addition to individual loan pricing and the number of days in a period, there are many other factors that can affect EIY, including:

•
Channel Mix - In general, loans originated from the direct and strategic partner channels have lower EIYs than loans from the funding advisor channel. This is primarily due to the lower pricing of loans in the direct and strategic partner channels, which reflect lower acquisition costs and lower loss rates compared to loans in the funding advisor channel.  The direct and strategic partner channels' have, in the aggregate, made up 71% and 72% of total originations during the first quarter ended March 31, 2018 and 2017 respectively. We expect the combined direct and strategic partner channels', as well as the funding advisor channel's, percentage of originations in 2018 to remain generally comparable to 2017 levels.

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower EIYs, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher EIY loans because total payback is typically higher compared to a shorter length term for the same principal loan amount.  Following the introduction of our 24-month and 36-month term loans, the average length of new term loan originations had increased from 10.8 for the year December 31, 2014 to 13.3 for the year ended December 31, 2016. As part of our 2017 credit tightening policy, when appropriate, the offered duration of term loans to certain customers was shortened to control duration risk. For the three-months ended March 31, 2018, the average length of new term loan originations had decreased to 11.4 months.

•
Customer Type Mix - In general, loans originated from repeat customers historically have had lower EIYs than loans from new customers.  This is primarily due to the fact that repeat customers typically have a higher OnDeck Score and are therefore deemed to be lower risk.  In addition, repeat customers are more likely to be approved for longer terms than new customers given their established payment history and lower risk profiles. Finally, origination fees can be reduced or waived for repeat customers due to our loyalty program, contributing to lower EIYs.

•
Product Mix - In general, loans originated by line of credit customers have lower EIYs than loans from term loan customers.  This is primarily due to the fact that lines of credit are expected to have longer lifetime usage than term loans, enabling more time to recoup upfront acquisition costs.  For the three months ended 2018, the average line of credit APR was 32.4%, compared to the average term loan APR which was 48.0%.  Further, draws by line of credit customers have increased to 20.5% of total originations in 2018 from 18.0% in 2017.

Effective Interest Yield
For the Quarter					For the Year
Q1 2018	Q4 2017	Q3 2017	Q2 2017	Q1 2017	2016	2015	2014	2013
35.6%	34.8%	33.1%	33.5%	33.8%	33.2%	35.4%	40.4%	42.7%

Prior to the first quarter of 2018, annualization was based on 252 business days per year. Beginning with the three months ended March 31, 2018, annualization is based on 365 days per year and is calendar day-adjusted. All revisions have been applied retrospectively.

Sale of Whole Loans through OnDeck Marketplace
We may sell whole loans to institutional investors through OnDeck Marketplace. Marketplace originations are defined as loans that are sold through OnDeck Marketplace in the period or are held for sale at the end of the period. No loans were sold during the three months ended March 31, 2018. During the three months ended March 31, 2017, we sold through OnDeck Marketplace loans with an unpaid principal balance of $42.0 million. We have the ability to fund our originations through a variety of funding sources, including OnDeck Marketplace. Due to the flexibility of our diversified funding model, management has the ability to exercise judgment to adjust the percentage of term loans originated through OnDeck Marketplace considering numerous factors including the premiums, if any, available to us. For the three months ended March 31, 2018, we elected not to sell any loans through OnDeck Marketplace. Although premiums being offered and demand to purchase loans were consistent with prior quarters, our cash position, our available liquidity and our volume of loans eligible for debt financing permitted us to make the strategic decision not to utilize OnDeck Marketplace. We may elect to make OnDeck Marketplace loan sales in the future to provide us an additional source of liquidity and to maintain active relationships with our institutional loan purchasers. Our use of OnDeck Marketplace, regardless of whether premiums increase or decrease, may fluctuate subject to our overall financing and liquidity needs as well as the eligibility to finance new originations under our existing debt facilities.
To the extent our use of OnDeck Marketplace as a funding source fluctuates in the future, our gross revenue and net revenue could be materially affected. The sale of whole loans generates gain on sales of loans which is recognized in the period the loan is sold. In contrast, holding loans on balance sheet generates interest income and funding costs over the term of the loans and generally generates a provision for loan loss expense in the period of origination. Typically, over the life of a loan, we generate more total revenue and income from loans we hold on our balance sheet to maturity as compared to loans we sell through OnDeck Marketplace.
Our OnDeck Marketplace originations come from one of the following two origination sources:

•	New loans that are designated at origination to be sold, referred to as “Originations of loans held for sale;” and

•
Loans that were originally designated as held for investment that are subsequently designated to be sold at the time of their renewal and which are considered modified loans, referred to as “Originations of loans held for investment, modified."

The following table summarizes the initial principal of originations of the aforementioned two sources as it relates to the statement of cash flows during 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Originations of loans held for sale	—	33,042
Originations of loans held for investment, modified	—	9,204
Marketplace originations	—	42,246
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
Our CACs, on a combined basis for all three acquisition channels and evaluated as a percentage of originations, declined for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  The decrease was primarily attributable to a decline in CACs in our direct and strategic partner channels resulting from improvements in customer targeting in the direct channel as well as increased average loan size and a decrease in commission rates in both channels. The decrease was partially offset by an increase in CACs in our funding advisor channel driven by an increase in external commissions and a decrease in the average size loan.
Increased competition for customer response could require us to incur higher customer acquisition costs and make it more difficult for us to grow our loan originations in both unit and volume for both new as well as repeat customers.

Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by cohort. Net lifetime charge-offs are the unpaid principal balance charged off less recoveries of loans previously charged off, and a given cohort’s net lifetime charge-off ratio equals the cohort’s net lifetime charge-offs through March 31, 2018 divided by the cohort’s total original loan volume. Repeat loans in the denominator include the full renewal loan principal, rather than the net funded amount, which is the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment. Loans originated and charged off between January 1, 2013 and March 31, 2018 were on average charged off near the end of their loan term. The chart immediately below includes all term loan originations, regardless of funding source, including loans sold through our OnDeck Marketplace or held for sale on our balance sheet.

Net Charge-off Ratios by Cohort Through March 31, 2018

	For the Year				For the Quarter
	2013	2014	2015	2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018
Principal Outstanding as of March 31, 2018 by Period of Origination	0.0%	0.0%	0.0%	1.0%	3.9%	9.9%	27.2%	57.3%	86.7%

The following charts display the historical lifetime cumulative net charge-off ratio, by origination year. The charts reflect all term loan originations, regardless of funding source, including loans sold through our OnDeck Marketplace or held for sale on our balance sheet. The data is shown as a static pool for annual cohorts, illustrating how the cohort has performed given equivalent months of seasoning.
Given that the originations in the first quarter of 2018 cohort are relatively unseasoned as of March 31, 2018, these cohorts reflect low lifetime charge-off ratios in each of the new customer, repeat customer and total loans charts below. Further, given our loans are typically charged off after 90 days of nonpayment, all cohorts reflect approximately 0% charge offs for the first three months in the charts below.

Net Cumulative Lifetime Charge-off Ratios
All Loans

The chart above shows that loans we originated in 2016 had higher than historical net cumulative lifetime charge-off ratios primarily related to loans with longer terms and larger loan sizes. In response, during 2017, we tightened our credit policies which is evidenced by the improved net cumulative lifetime charge-off ratios of loans originated in the second quarter of 2017. Loans originated after the second quarter of 2017 are not yet seasoned enough for meaningful comparison.

	For the Year				For the Quarter
Originations	2013	2014	2015	2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018
All term loans (in millions)	$459	$1,158	$1,874	$2,404	$573	$464	$531	$546	$591
Weighted average term (months)	10.0	11.2	12.4	13.2	12.3	11.8	12.1	12.2	11.8
Economic Conditions
Changes in the overall economy may impact our business in several ways, including demand for our loans, credit performance, and funding costs.

•
Demand for Our Loans. Generally, we believe a strong economic climate tends to increase demand for our loans as consumer spending increases and small businesses seek to expand and more potential customers may meet our underwriting requirements, although some small businesses may generate enough additional cash flow that they no longer require a loan. In that climate, traditional lenders may also approve loans for a higher percentage of our potential customers.

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

•
Loan Losses. Our underwriting process is designed to limit our loan losses to levels consistent with our risk tolerance and financial model. Our aggregate loan loss rates from 2013 through 2015 were consistent with our financial targets while 2016 was higher than our financial target as we incurred higher than estimated loss rates on certain longer-term loans. Our 2017 loan loss levels were also higher than our financial targets largely because we were taking corrective action throughout the first half of the year to address the higher 2016 loan losses. Our first quarter 2018 loan loss levels are consistent with our financial targets. Our overall loan losses are affected by a variety of factors, including external factors such as prevailing economic conditions, general small business sentiment and unusual events such as natural disasters, as well as internal factors such as the accuracy of the OnDeck Score, the effectiveness of our underwriting process and the introduction of new types of loans, such as our line of credit, with which we have less experience to draw upon when forecasting their loss rates. Our loan loss rates may vary in the future.

•
Funding Costs. Changes in monetary and fiscal policy may affect generally prevailing interest rates. Interest rates may also change for reasons unrelated to economic conditions. To the extent that interest rates rise, our funding costs will increase and the spread between our Effective Interest Yield and our Cost of Funds Rate may narrow to the extent we cannot correspondingly increase the interest rates we charge our customers. As we have grown, we have been able to lower our Cost of Funds Rate by negotiating more favorable interest rates on our debt and accessing new sources of funding. However, we expect our Cost of Funds Rate to gradually move higher in 2018 due to anticipated increases in the interest rate environment.

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
Gain on Sales of Loans. We may sell term loans to third-party institutional investors through OnDeck Marketplace. We recognize a gain or loss on the sale of such loans as the difference between the proceeds received, adjusted for initial recognition of servicing assets or liabilities obtained at the date of sale, and the outstanding principal and net deferred origination costs.
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
Funding Costs. Funding costs consist of the interest expense we pay on the debt we incur to fund our lending activities, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining this debt, such as banker fees, origination fees and legal fees. Such costs are expensed immediately upon early extinguishment of the related debt. Our Cost of Funds Rate will vary based on a variety of external factors, such as credit market conditions, general interest rate levels and spreads, as well as OnDeck-specific factors, such as origination volume and credit quality. We expect our funding costs will continue to increase in absolute dollars due to increased utilization of our funding debt facilities resulting from planned portfolio growth and higher interest rates. We also expect the Cost of Funds Rate to increase driven by expected increases in the interest rate environment.
Operating Expense

Operating expense consists of sales and marketing, technology and analytics, processing and servicing, and general and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses, stock-based compensation expense and occupancy, comprise a significant component of each of these expense categories. The number of employees was 502, 475 and 641 at March 31, 2018, December 31, 2017 and March 31, 2017, respectively. All operating expense categories also include an allocation of overhead, such as rent and other overhead, which is based on employee headcount. We believe that continuing to invest in our business is essential to maintaining our competitive position, and therefore, we expect the absolute dollars of operating expenses to increase in 2018, excluding charges related to real estate dispositions and executive transitions, but to remain relatively constant as a percentage of revenue.
Sales and Marketing. Sales and marketing expense consists of salaries and personnel-related costs of our sales and marketing and business development employees, as well as direct marketing and advertising costs, online and offline CACs (such as direct mail, paid search and search engine optimization costs), public relations, radio and television advertising, promotional event programs and sponsorships, corporate communications and allocated overhead. We expect our sales and marketing expense in terms of absolute dollars to remain generally consistent with 2017 levels but to decrease as a percentage of revenue in the near term as we continue to optimize marketing spend.
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
Other Expense
Interest Expense. Interest expense consists of interest expense and amortization of deferred debt issuance costs incurred on debt associated with our corporate activities. It does not include interest expense incurred on debt associated with our lending activities.
Provision for Income Taxes
We have not recorded any provision for U.S. federal, state and foreign income taxes. Through December 31, 2016, we have not been required to pay U.S. federal or state income taxes nor any foreign taxes because of our current and accumulated net operating losses. As of December 31, 2017, we had $82.1 million of federal net operating loss carryforwards and $81.3 million of state net operating loss carryforwards available to reduce future taxable income, unless limited due to historical or future ownership changes. The federal net operating loss carryforwards will begin to expire at various dates beginning in 2029.
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
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, that was codified through the issuance of ASU No. 2018-05. This pronouncement permits us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We recorded the impact of the Tax Cuts and Jobs Act for the year ended December 31, 2017, which included a provisional amount associated with our deferred tax asset.  We did not revise our initial provisional estimate during the three months ended March 31, 2018, and we have not completed our analysis of the income tax effects of the tax reform. Because a full valuation allowance has been and will continue to be recorded against our deferred tax asset, any change in our provisional amounts is expected to be offset by a corresponding change in our valuation allowance, resulting in no net impact to our results of operations.
As of December 31, 2017, a full valuation allowance of $37.8 million was recorded against our net deferred tax assets.

Results of Operations
The consolidated statements of operations data as a percentage of gross revenue for each of the periods indicated.

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$86,369	95.7%	$87,111	93.8%	$(742)	(0.9)%
Gain on sales of loans	—	—	1,484	1.6	(1,484)	(100.0)
Other revenue	3,911	4.3	4,297	4.6	(386)	(9.0)
Gross revenue	90,280	100.0	92,892	100.0	(2,612)	(2.8)
Cost of revenue:
Provision for loan losses	36,293	40.2	46,180	49.7	(9,887)	(21.4)
Funding costs	11,821	13.1	11,277	12.2	544	4.8
Total cost of revenue	48,114	53.3	57,457	61.9	(9,343)	(16.3)
Net revenue	42,166	46.7	35,435	38.1	6,731	19.0
Operating expenses:
Sales and marketing	10,598	11.7	14,819	16.0	(4,221)	(28.5)
Technology and analytics	11,007	12.2	15,443	16.6	(4,436)	(28.7)
Processing and servicing	5,221	5.8	4,535	4.9	686	15.1
General and administrative	17,725	19.6	11,887	12.8	5,838	49.1
Total operating expenses	44,551	49.3	46,684	50.3	(2,133)	(4.6)
Loss from operations	(2,385)	(2.6)	(11,249)	(12.1)	8,864	78.8
Other expense:
Interest expense	(51)	(0.1)	(353)	(0.4)	302	(85.6)
Total other expense:	(51)	(0.1)	(353)	(0.4)	302	(85.6)
Loss before provision for income taxes	(2,436)	(2.7)	(11,602)	(12.5)	9,166	(79.0)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(2,436)	(2.7)%	$(11,602)	(12.5)%	$9,166	(79.0)%

Revenue

	Three Months Ended March 31,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$86,369	95.7%	$87,111	93.8%	$(742)	(0.9)%
Gain on sales of loans	—	—	1,484	1.6	(1,484)	(100.0)
Other revenue	3,911	4.3	4,297	4.6	(386)	(9.0)
Gross revenue	$90,280	100.0%	$92,892	100.0%	$(2,612)	(2.8)%
Gross revenue decreased by $2.6 million, or 2.8%, from $92.9 million to $90.3 million. This decrease was in part attributable to a $0.7 million, or 0.9%, decrease in interest income, which was driven by a lower volume of loans being held on our balance sheet as evidenced by the 6% decrease in Average Loans to $984 million from $1.05 billion. This was partially offset by an increase in our EIY on loans outstanding to 35.6% from 33.8% over the same period.
Gain on sales of loans decreased by $1.5 million to zero as no loans were sold in the quarter ending March 31, 2018.
Other revenue decreased by $0.4 million, or 9%, primarily attributable to a decrease of $0.3 million in marketing fees from our issuing bank partner. Additionally, there was a $0.4 million decrease in other income due to a one-time Australia lease fee payment we received for vacating office space in the quarter ending March 31, 2017. This was offset by an increase of $0.4 million in platform fees.
Cost of Revenue

	Three Months Ended March 31,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$36,293	40.2%	$46,180	49.7%	$(9,887)	(21.4)%
Funding costs	11,821	13.1	11,277	12.2	544	4.8
Total cost of revenue	$48,114	53.3%	$57,457	61.9%	$(9,343)	(16.3)%
Provision for loan losses. Provision for loan losses decreased by $9.9 million, or 21%, from $46.2 million to $36.3 million. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates. As a result, we believe that analyzing provision for loan losses as a percentage of originations held for investment, rather than as a percentage of gross revenue, provides more useful insight into our operating performance. Our provision for loan losses as a percentage of originations held for investment, or the Provision Rate, decreased from 8.7% to 6.1%. The decrease in the Provision Rate is largely attributable to the tightening of our credit policies used to determine eligibility, pricing and loan size for certain customers. The tightening of our credit policies began in early 2017. The Provision Rate also improved from the prior quarter primarily driven by the improved quality of our originations.
Funding costs. Funding costs increased by $0.5 million, or 4.8%, from $11.3 million to $11.8 million. As a percentage of gross revenue, funding costs increased from 12.2% to 13.1%. The increase in funding costs was primarily attributable to the increases of unused fees in our facilities and interest expense from the amortization of deferred debt issuance fees. The increase of unused fees was driven by the fact that in the first quarter of 2018 we decreased utilization of our more expensive facilities.

Several of the facilities increased their borrowing capacity during 2017 and our average unpaid principal balances decreased from March 31, 2018 compared to March 31, 2017, which led to an increase of facilities that were not fully utilized in the first quarter of 2018. Additionally, interest expense from the amortization of our deferred debt issuance costs increased, as we incurred additional deferred debt issuance costs when amending several of the facilities during 2017. The Average Funding Debt Outstanding was $763.8 million as compared to $698.8 million while our Cost of Funds Rate increased to 6.8% from 5.9%

Operating Expense

Sales and marketing

	Three Months Ended March 31,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$10,598	11.7%	$14,819	16.0%	$(4,221)	(28.5)%
Sales and marketing expense decreased by $4.2 million, or 28%, from $14.8 million to $10.6 million. The decrease was primarily attributable to a $1.4 million decrease in customer acquisition costs, a decrease of $0.6 million in personnel-related costs, and a $0.7 million decrease in rent occupancy costs due to the lease terminations that was allocated to sales and marketing based on headcount. Additionally, brand and radio/television advertising decreased by $0.6 million, general marketing spend decreased by $0.5 million and syndication program costs decreased by $0.2 million.
Technology and analytics

	Three Months Ended March 31,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$11,007	12.2%	$15,443	16.6%	$(4,436)	(28.7)%
Technology and analytics expense decreased by $4.4 million, or 29%, from $15.4 million to $11.0 million. The decrease was primarily attributable to a $3.3 million decrease in salaries and personnel-related costs related to technology and analytics headcount reductions as part of our cost rationalization program. Additionally, there was a $0.6 million decrease in rent occupancy costs due to the lease terminations that was allocated to technology and analytics based on headcount and a $0.4 million decrease in technology depreciation as we wrote off certain assets in 2017.
Processing and servicing

	Three Months Ended March 31,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$5,221	5.8%	$4,535	4.9%	$686	15.1%

Processing and servicing expense increased by $0.7 million, or 15%, from $4.5 million to $5.2 million. The increase was primarily attributable to a $0.8 million increase in personnel-related costs, as a result of consolidating our operations functions in Denver.
General and administrative

	Three Months Ended March 31,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$17,725	19.6%	$11,887	12.8%	$5,838	49.1%
General and administrative expense increased by $5.8 million, or 49%, from $11.9 million to $17.7 million. The increase was primarily attributable to a $5.7 million charge related to the lease terminations in the NY and Denver offices. Additionally, professional fees decreased by $0.7 million as we reduced legal and finance consultant spend. The loss related to foreign currency transactions and holdings in Canadian Dollars increased in the first quarter of 2018, increasing expenses by $0.9 million, driven by the decreased value of the Canadian Dollar relative to the US Dollar in the first quarter of 2018 compared to the first quarter of 2017.

Liquidity and Capital Resources

Sources of Liquidity
During the first quarter of 2018, we originated $590.6 million of loans utilizing a diversified set of funding sources, including cash on hand, third-party lenders (through debt facilities and securitization), and the cash generated by our operating, investing and financing activities.
Cash on Hand
At March 31, 2018, we had approximately $70 million of cash on hand to fund our future operations. There was no material change from cash on hand at December 31, 2017.
Current Debt Facilities
The following table summarizes our current debt facilities available for funding our lending activities, referred to as funding debt, and our operating expenditures, referred to as corporate debt, as of March 31, 2018.

	Maturity Date	Weighted Average Interest Rate	Borrowing Capacity		Principal Outstanding
			(in millions)
Funding Debt:
OnDeck Asset Securitization Trust II LLC	May 2020 (1)	4.7%	$250.0		$250.0
OnDeck Account Receivables Trust 2013-1 LLC	March 2019	4.4%	214.1		112.5
Receivable Assets of OnDeck, LLC	November 2018	5.1%	119.7		99.0
On Deck Asset Company, LLC	May 2019	9.0%	100.0		75.5
OnDeck Asset Funding I, LLC	February 2020 (2)	8.9%	150.0		75.0
Prime OnDeck Receivable Trust II, LLC	December 2018	4.3%	125.0	(4)	72.6
Other Agreements	Various (3)	Various	50.4		50.4
Total Funding Debt (5)			$1,009.2		$734.9
Corporate Debt:
On Deck Capital, Inc.	October 2018	6.0%	$30.0		$8.0
_________________________
(1) In April 2018, we issued $225 million of debt in a new securitization transaction. The net proceeds were used, together with other available funds, to voluntarily prepay in full all $250 million of the prior ODAST II Notes. See Note 10, "Subsequent Events" of Notes to Unaudited Condensed Consolidated Financial Statements.
(2) The period during which new borrowings may be made under this debt facility expires in February 2019.
(3) Maturity dates range from April 2018 through November 2020.
(4) Lenders obligation consists of a commitment to make loans in amount of up to $125 million on a revolving basis. Lenders may also, in their sole discretion and on an uncommitted basis, make additional loans in amount of up to $75 million on a revolving basis.
(5) May not sum due to rounding.

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
OnDeck Marketplace
OnDeck Marketplace is our proprietary whole loan sale platform that allows participating third-party institutional investors to directly purchase small business loans from us. OnDeck Marketplace participants enter into whole loan purchase agreements, so as to purchase a pre-determined dollar amount of loans that satisfy certain eligibility criteria. The loans are sold to the participant at a pre-determined purchase price above par. We recognize a gain or loss from OnDeck Marketplace loans when sold. We currently act as servicer in exchange for a servicing fee with respect to the loans purchased by the applicable OnDeck Marketplace participant. No loans were sold during the three months ended March 31, 2018. During the three months ended March 31, 2017, we sold loans with an unpaid principal balance of $42.0 million through OnDeck Marketplace. The proportion of loans we sell through OnDeck Marketplace largely depends on the premiums available to us as well as the cost and availability of other sources of liquidity. To the extent our use of OnDeck Marketplace as a funding source decreases in the future, we may choose to generate liquidity through our other available funding sources.

Cash and Cash Equivalents, Loans (Net of Allowance for Loan Losses), and Cash Flows
The following table summarizes our cash and cash equivalents, loans (net of ALLL) and cash flows:

	As of and for the Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$70,415	$72,997
Restricted cash	$44,709	$64,672
Loans held for investment, net	$892,023	$928,509
Cash provided by (used in):
Operating activities	$53,912	$44,871
Investing activities	$(98,690)	$(97,125)
Financing activities	$45,381	$65,516
Our cash and cash equivalents at March 31, 2018 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Our restricted cash represents funds held in accounts as reserves on certain debt facilities and as collateral for issuing bank partner transactions. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements.
Cash Flows
Operating Activities
For the three months ended March 31, 2018, net cash provided by our operating activities was $53.9 million, which was primarily the result of our cash received from our customers, including interest payments of $99.2 million, less $34.7 million utilized to pay our operating expenses and $10.5 million we used to pay the interest on our debt (both funding and corporate). During that same period, accounts payable and accrued expenses and other liabilities decreased by approximately $0.1 million.
For the three months ended March 31, 2017, net cash provided by our operating activities was $44.9 million, which was primarily the result of our cash received from our customers including interest payments $103.3 million, plus proceeds from sale of loans held for sale of $33.3 million, less $32.3 million of loans held for sale originations in excess of loan repayments received, $48.2 million utilized to pay our operating expenses and $10.3 million we used to pay the interest on our debt (both funding and corporate) and $1.0 million of origination costs paid in excess of fees collected. During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $9.3 million.
Investing Activities
Our investing activities have consisted primarily of funding our term loan and line of credit originations, including payment of associated direct costs and receipt of associated fees, offset by customer repayments of term loans and lines of credit, purchases of property, equipment and software, capitalized internal-use software development costs and proceeds from the sale of term loans which were not specifically identified at origination through our OnDeck Marketplace. Purchases of property, equipment and software and capitalized internal-use software development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our internal-use technology.

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

For the three months ended March 31, 2018, net cash used to fund our investing activities was $98.7 million, and consisted primarily of $82.7 million of loan originations in excess of loan repayments received, $14.2 million of origination costs paid in excess of fees collected and $1.7 million for the purchase of property, equipment and software and capitalized internal-use software development costs.

For the three months ended March 31, 2017, net cash used to fund our investing activities was $97.1 million, and consisted primarily $10.0 million of proceeds from sales of loans held for investment, less $79.9 million of loan originations in excess of loan repayments received, $13.5 million for the purchase of loans, $12.3 million of origination costs paid in excess of fees collected and $1.4 million for the purchase of property, equipment and software and capitalized internal-use software development costs.
Financing Activities
Our financing activities have consisted primarily of net borrowings from our securitization facility and our revolving debt facilities as well as the issuance of common stock.
For the three months ended March 31, 2018, net cash provided to fund our financing activities was $45.4 million and consisted primarily of $44.8 million in net principal repayments of our debt related to our securitization and debt facilities and $0.1 million of payments of debt issuance costs. These uses of cash were partially offset by $0.8 million of cash received from the issuance of common stock under the employee stock purchase plan.
For the three months ended March 31, 2017, net cash provided by our financing activities was $65.5 million and consisted primarily of $63.3 million in net borrowings from our securitization and debt facilities, $3.4 million of cash received for investment by noncontrolling interest in On Deck Capital Australia PTY LTD, and $1.2 million of cash received from the issuance of common stock under the employee stock purchase plan. These increases were offset by $2.5 million of payments of debt issuance costs.
Operating and Capital Expenditure Requirements
We require substantial liquidity to fund our current operating and capital expenditure requirements. We expect these requirements to increase as we pursue our growth strategy.

Our strategy is to continue to grow in a disciplined manner while remaining highly focused on credit quality, operating leverage and profitability. We expect our originations to grow in absolute dollars for the full year 2018 as compared to 2017. We intend to allocate resources to continue to optimize marketing and customer acquisition costs based on targeted returns on investment rather than spending inefficiently in these areas to achieve incremental growth.

We estimate that at March 31, 2018, approximately $298 million of our own cash had been invested in our loan portfolio, approximately two-thirds of which was used to fund our portfolio's residual value and the remainder was used to fund ineligible loans. While investing in our portfolio's residual value is a requirement of our funding model and will remain a use of cash so long as we continue to grow loan balances, the use of cash to fund ineligible loans may be mitigated if and to the extent we obtain funding capacity that permits the funding of the ineligible loans, either through debt facilities or OnDeck Marketplace.

As of March 31, 2018, approximately $278.7 million of our funding debt capacity was scheduled to expire during 2018.

On April 13, 2018, Loan Assets of OnDeck, LLC, a wholly-owned subsidiary of the Company, established a new asset-backed revolving debt facility with a commitment amount of $100 million and a 1 Month LIBOR + 2.0% interest rate. The period during which new borrowings may be made under this facility expires on April 13, 2022 and the final maturity date is October 13, 2022.
On April 17, 2017, our wholly-owned subsidiary, OnDeck Asset Securitization Trust II LLC, issued $225 million in initial principal amount of fixed-rate asset backed offered notes in a securitization transaction. The notes were issued in four classes with a weighted average fixed interest rate of 3.75%. The revolving period expires on March 31, 2020 and the final maturity date is April 2022. The net proceeds of this transaction were used, together with other available funds, to voluntarily prepay in full all $250 million of notes from a prior securitization. See Note 10, "Subsequent Events" of Notes to Unaudited Condensed Consolidated Financial Statements.

In order to maintain and grow our current rate of loan originations over the next twelve months, we will be required to secure additional funding. We plan to do this through new debt facilities and extensions and increases to existing debt facilities.

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

We believe that our cash flow from operations, available capacity under our revolving lines of credit (and expected extensions or replacements of those lines) and existing cash balances, together with additional financing we expect to be able to obtain on market terms, are sufficient to meet both our existing operating and capital expenditure requirements and our currently planned growth for at least the next 12 months.

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

Contractual Obligations
Other than as described under the subheading "Liquidity and Capital Resources," and in Note 5, Note 9 and Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements, there have been no material changes in our commitments under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
As a result of the lease terminations described more fully in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements, our contractual obligations under our operating leases have decreased subsequent to year-end by approximately $23.4 million. As of March 31, 2018, our projected future cash payments related to our operating leases are as follows:

Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
	(in thousands)
Operating leases	$ 55,304	6,424	13,386	12,641	22,853
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Critical Accounting Policies and Significant Judgments and Estimates
There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

There have been no material changes from the information previously reported under "Part II, Item 7A" of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.
 Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our current and prospective investors should carefully consider the following risks, in addition to those described in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, and other documents that we file with the SEC from time to time which are available on the SEC website at www.sec.gov, and all other information contained in this report, including our unaudited condensed consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Cautionary Note Regarding Forward-Looking Statements,” before making investment decisions regarding our securities. The risks and uncertainties in such Form 10-K are not the only ones we face, but include the most significant factors currently known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

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

Exhibit Index

Exhibit Number	Description	Filed / Incorporated by Reference from Form *	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	12/22/2014
3.2	Third Amended and Restated Bylaws	8-K	3.1	8/3/2016
4.1	Form of common stock certificate.	S-1	4.1	11/10/2014
4.2	Form of warrant to purchase common stock.	S-1	4.6	11/10/2014
10.1	Partial Termination and Surrender Agreement and Fourth Lease Modification Agreement, dated February 1, 2018, by and between Registrant and ESRT 1400 Broadway, L.P.	Filed herewith.
10.2+	Confirmatory Employment Offer Letter between the Registrant and Kenneth A. Brause dated March 5, 2018.	Filed herewith.
10.3+	Confirmatory Employment Offer Letter between the Registrant and Andrea Gellert dated May 2, 2018.	Filed herewith.
10.4+	Confirmatory Employment Offer Letter between Registrant and Cory Kampfer dated May 2, 2018.	Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	All exhibits incorporated by reference to the Registrant's Form S-1 or S-1/A registration statements relate to Registration No. 333-200043
+	Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Deck Capital, Inc.

/s/ Kenneth A. Brause
Kenneth A. Brause Chief Financial Officer (Principal Financial Officer)
Date: May 8, 2018

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia Chief Accounting Officer (Principal Accounting Officer)
Date: May 8, 2018