Form 10-Q
period 2018-06-30
On Deck Capital, Inc.
filed 2018-08-07
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
YES ☐ NO ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2018 was 74,651,796.

On Deck Capital, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$74,262	$71,362
Restricted cash	44,189	43,462
Loans held for investment	1,046,588	952,796
Less: Allowance for loan losses	(124,058)	(109,015)
Loans held for investment, net	922,530	843,781
Property, equipment and software, net	16,939	23,572
Other assets	14,264	13,867
Total assets	$1,072,184	$996,044
Liabilities and equity
Liabilities:
Accounts payable	$4,087	$2,674
Interest payable	2,574	2,330
Funding debt	755,720	684,269
Corporate debt	—	7,985
Accrued expenses and other liabilities	32,115	32,730
Total liabilities	794,496	729,988
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 78,189,980 and 77,284,266 shares issued and 74,641,004 and 73,822,001 outstanding at June 30, 2018 and December 31, 2017, respectively.	391	386
Treasury stock—at cost	(8,406)	(7,965)
Additional paid-in capital	499,347	492,509
Accumulated deficit	(218,960)	(222,833)
Accumulated other comprehensive loss	(334)	(52)
Total On Deck Capital, Inc. stockholders' equity	272,038	262,045
Noncontrolling interest	5,650	4,011
Total equity	277,688	266,056
Total liabilities and equity	$1,072,184	$996,044
The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Interest income	$92,371	$83,721	$178,740	$170,832
Gain on sales of loans	—	260	—	1,744
Other revenue	3,247	2,670	7,158	6,967
Gross revenue	95,618	86,651	185,898	179,543
Cost of revenue:
Provision for loan losses	33,293	32,733	69,586	78,913
Funding costs	12,202	11,616	24,023	22,893
Total cost of revenue	45,495	44,349	93,609	101,806
Net revenue	50,123	42,302	92,289	77,737
Operating expense:
Sales and marketing	11,432	15,368	22,030	30,187
Technology and analytics	12,799	14,769	23,806	30,212
Processing and servicing	5,041	4,826	10,262	9,361
General and administrative	16,034	9,590	33,759	21,477
Total operating expense	45,306	44,553	89,857	91,237
Income (loss) from operations	4,817	(2,251)	2,432	(13,500)
Other expense:
Interest expense	43	318	94	671
Total other expense	43	318	94	671
Income (loss) before provision for income taxes	4,774	(2,569)	2,338	(14,171)
Provision for income taxes	—	—	—	—
Net income (loss)	4,774	(2,569)	2,338	(14,171)
Less: Net income (loss) attributable to noncontrolling interest	(1,016)	(1,071)	(1,535)	(1,615)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$5,790	$(1,498)	$3,873	$(12,556)
Net income (loss) per share attributable to On Deck Capital, Inc. common shareholders:
Basic	$0.08	$(0.02)	$0.05	$(0.17)
Diluted	$0.07	$(0.02)	$0.05	$(0.17)
Weighted-average common shares outstanding:
Basic	74,385,446	72,688,815	74,182,929	72,276,734
Diluted	78,288,267	72,688,815	77,786,748	72,276,734
Comprehensive income (loss):
Net income (loss)	$4,774	$(2,569)	$2,338	$(14,171)
Other comprehensive income (loss):
Foreign currency translation adjustment	(396)	36	(509)	436
Comprehensive income (loss)	4,378	(2,533)	1,829	(13,735)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(178)	16	(229)	196
Less: Net income (loss) attributable to noncontrolling interest	(1,016)	(1,071)	(1,535)	(1,615)
Comprehensive income (loss) attributable to On Deck Capital, Inc. common stockholders	$5,572	$(1,478)	$3,593	$(12,316)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	2,338	(14,171)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	69,586	78,913
Depreciation and amortization	4,218	5,172
Amortization of debt issuance costs	3,756	1,874
Stock-based compensation	6,004	6,465
Amortization of net deferred origination costs	26,197	24,648
Changes in servicing rights, at fair value	188	1,093
Gain on sales of loans	—	(1,744)
Unfunded loan commitment reserve	640	267
Gain on extinguishment of debt	—	(272)
Loss on disposal of fixed assets	5,713	—
Gain on lease termination	(1,481)	—
Changes in operating assets and liabilities:
Other assets	(1,999)	374
Accounts payable	1,413	298
Interest payable	244	284
Accrued expenses and other liabilities	1,676	(7,569)
Originations of loans held for sale	—	(41,421)
Capitalized net deferred origination costs of loans held for sale	—	(950)
Proceeds from sale of loans held for sale	—	42,730
Principal repayments of loans held for sale	—	1,004
Net cash provided by operating activities	118,493	96,995
Cash flows from investing activities
Purchases of property, equipment and software	(695)	(1,081)
Proceeds from sale of fixed assets	(45)	—
Capitalized internal-use software	(2,464)	(1,824)
Originations of term loans and lines of credit, excluding rollovers into new originations	(1,009,626)	(857,841)
Proceeds from sale of loans held for investment	—	10,008
Payments of net deferred origination costs	(29,642)	(21,317)
Principal repayments of term loans and lines of credit	865,537	804,875
Purchase of loans	(801)	(13,730)
Net cash used in investing activities	(177,736)	(80,910)
Cash flows from financing activities
Investments by noncontrolling interests	3,403	3,443
Purchase of treasury shares	(441)	(644)
Proceeds from exercise of stock options and warrants	39	347
Issuance of common stock under employee stock purchase plan	668	1,246
Proceeds from the issuance of funding debt	397,184	105,167

	Six Months Ended June 30,
	2018	2017
Proceeds from the issuance of corporate debt	10,000	7,000
Payments of debt issuance costs	(3,748)	(3,284)
Repayments of funding debt principal	(324,828)	(111,023)
Repayments of corporate debt principal	(18,000)	(10,000)
Distribution to noncontrolling interest	—	(1,000)
Net cash provided by (used in) financing activities	64,277	(8,748)
Effect of exchange rate changes on cash and cash equivalents	(1,407)	779
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,627	8,116
Cash, cash equivalents, and restricted cash at beginning of year	114,824	123,986
Cash, cash equivalents, and restricted cash at end of period	$118,451	$132,102

Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$74,262	$77,936
Restricted cash	44,189	54,166
Total cash, cash equivalents and restricted cash	$118,451	$132,102

Supplemental disclosure of other cash flow information
Cash paid for interest	$21,445	$21,300
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$130	$140
Unpaid principal balance of term loans rolled into new originations	$167,687	$138,115

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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows.  ASU 2016-18 clarifies that transfers between cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are not part of the entity’s operating, investing, and financing activities, and details of those transfers should not be reported as cash flow activities in the statement of cash flows. It requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new standard effective January 1, 2018 and no longer present restricted cash as a reconciling item in our consolidated statement of cash flows. For the six months ended June 30, 2017, cash flows from investing activities increased $9.7 million and the net decrease in cash and cash equivalents of $1.6 million became a net increase in cash, cash equivalents and restricted cash of $8.1 million.

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
2. Earnings Per Common Share
Basic and diluted net income (loss) per common share is calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net Income (loss)	$4,774	$(2,569)	$2,338	$(14,171)
Less: Net Income (loss) attributable to noncontrolling interest	(1,016)	(1,071)	(1,535)	(1,615)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$5,790	$(1,498)	$3,873	$(12,556)
Denominator:
Weighted-average common shares outstanding, basic	74,385,446	72,688,815	74,182,929	72,276,734
Net income (loss) per common share, basic	$0.08	$(0.02)	$0.05	$(0.17)
Effect of dilutive securities	3,902,821	—	3,603,819	—
Weighted-average common shares outstanding, diluted	78,288,267	72,688,815	77,786,748	72,276,734
Net income (loss) per common share, diluted	$0.07	$(0.02)	$0.05	$(0.17)
Anti-dilutive securities excluded	5,174,846	12,018,301	5,351,219	12,069,791

The difference between basic and diluted income per common share has been calculated using the Treasury Stock Method based on the assumed exercise of outstanding stock options, the vesting of restricted stock awards, and the issuance of stock under our employee stock purchase plan. The following common share equivalent securities have been included in the calculation of dilutive weighted-average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Dilutive Common Share Equivalents
Weighted Average common shares outstanding	74,385,446	72,688,815	74,182,929	72,276,734
Restricted stock units	1,018,066	—	768,172	—
Stock options	2,860,430	—	2,830,587	—
Employee stock purchase program	24,325	—	5,060	—
Total dilutive common share equivalents	78,288,267	72,688,815	77,786,748	72,276,734

The following number of shares of common stock were excluded from the calculation of diluted net income per share attributable to common stockholders. Their effect would have been antidilutive for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Anti-Dilutive Common Share Equivalents
Warrants to purchase common stock	22,000	22,000	22,000	22,000
Restricted stock units	429,942	2,757,192	600,632	2,757,192
Stock options	4,722,904	9,159,794	4,728,587	9,159,794
Employee stock purchase program	—	79,315	—	130,805
Total anti-dilutive common share equivalents	5,174,846	12,018,301	5,351,219	12,069,791

The weighted-average exercise price for warrants to purchase 2,007,846 shares of common stock was $10.70 as of June 30, 2018. For the three months and six months ended June 30, 2018 and 2017, a warrant to purchase 1,985,846 and 1,985,846 shares of common stock, respectively, was excluded from anti-dilutive common share equivalents as performance conditions had not been met.
3. Loans Held for Investment and Allowance for Loan Losses
Loans Held for Investment and Allowance for Loan Losses
Loans held for investment consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Term loans	$871,956	$804,227
Lines of credit	154,630	132,012
Total unpaid principal balance	1,026,586	936,239
Net deferred origination costs	20,002	16,557
Total loans held for investment	$1,046,588	$952,796
During the six months ended June 30, 2018 and 2017, we paid $0.8 million and $13.7 million, respectively, to purchase term loans that we previously sold to a third party.
We include both loans we originate and loans originated by our issuing bank partner and later purchased by us as part of our originations. During the three months ended June 30, 2018 and 2017 we purchased loans from our issuing bank partner in the amount of $109.3 million and $120.7 million, respectively. During the six months ended June 30, 2018 and 2017 we purchased loans from our issuing bank partner in the amount of $248.5 million and $265.7 million, respectively.

The change in the allowance for loan losses for the three months and six months ended June 30, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$118,921	$118,075	$109,015	$110,162
Recoveries of loans previously charged off	3,206	4,226	6,551	6,843
Loans charged off	(31,362)	(49,817)	(61,094)	(90,701)
Provision for loan losses	33,293	32,733	69,586	78,913
Allowance for loan losses at end of period	$124,058	$105,217	$124,058	$105,217
When loans are charged-off, we typically continue to attempt to recover amounts from the respective borrowers and guarantors, including, when we deem it appropriate, through formal legal action. Alternatively, we may sell previously charged-off loans to a third-party debt collector.  The proceeds from these sales are recorded as a component of the recoveries of loans previously charged off. For the three months ended June 30, 2018 and 2017, previously charged-off loans sold accounted for $0.2 million and $1.9 million, respectively, of recoveries of loans previously charged off. For the six months ended June 30, 2018 and 2017, previously charged-off loans sold accounted for $0.7 million and $3.8 million, respectively, of recoveries of loans previously charged off.
As of June 30, 2018 and December 31, 2017, our off-balance sheet credit exposure related to the undrawn line of credit balances was $228.0 million and $204.6 million, respectively. The related reserve on unfunded loan commitments was $5.1 million and $4.4 million as of June 30, 2018 and December 31, 2017, respectively. Net adjustments to the accrual for unfunded loan commitments are included in general and administrative expense.
The following table contains information, on a combined basis, regarding the unpaid principal balance of loans we originated and the amortized cost of loans purchased from third parties other than our issuing bank partner related to current, paying and non-paying delinquent loans as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Current loans	$938,369	$850,060
Delinquent: paying (accrual status)	52,071	49,252
Delinquent: non-paying (non-accrual status)	36,146	36,927
Total	$1,026,586	$936,239
The portion of the allowance for loan losses attributable to current loans was $81.9 million and $74.0 million as of June 30, 2018 and December 31, 2017, respectively, while the portion of the allowance for loan losses attributable to delinquent loans was $42.2 million and $35.0 million as of June 30, 2018 and December 31, 2017, respectively.
The following table shows an aging analysis of the unpaid principal balance related to loans held for investment by delinquency status as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
By delinquency status:
Current loans	$938,369	$850,060
1-14 calendar days past due	18,466	23,611
15-29 calendar days past due	12,722	12,528
30-59 calendar days past due	17,788	22,059
60-89 calendar days past due	14,320	12,809
90 + calendar days past due	24,921	15,172
Total unpaid principal balance	$1,026,586	$936,239

4. Servicing Rights
As of June 30, 2018 and December 31, 2017, the remaining unpaid principal balance of term loans we serviced that previously were sold was $160.0 million and $181.0 million, respectively. No loans were sold during the three and six months ended June 30, 2018. During the three months and six months ended June 30, 2017, we sold through OnDeck Marketplace loans with an unpaid principal balance of $9.1 million and $50.2 million, respectively.
For the three months ended June 30, 2018 and 2017, we earned $0.2 million and $0.6 million of servicing revenue, respectively. For the six months ended June 30, 2018 and 2017, we earned $0.5 million and $0.9 million of servicing revenue, respectively.

The following table summarizes the activity related to the fair value of our servicing assets for the three months and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fair value at the beginning of period	$75	$860	$154	$1,131
Addition:
Servicing resulting from transfers of financial assets	11	233	63	663
Changes in fair value:
Change in inputs or assumptions used in the valuation model	—	—	—	—
Other changes in fair value (1)	(57)	(392)	(188)	(1,093)
Fair value at the end of period (Level 3)	$29	$701	$29	$701
(1) Represents changes due to collection of expected cash flows through June 30, 2018 and 2017.
5. Debt
The following table summarizes our outstanding debt as of June 30, 2018 and December 31, 2017 (in thousands):

				Outstanding
	Type	Maturity Date	Weighted Average Interest Rate at June 30, 2018	June 30, 2018	December 31, 2017
Funding Debt:
ODAST II	Securitization	April 2022 (1)	3.8%	$225,000	$250,000
ODART	Revolving	March 2019	4.7%	87,446	102,058
RAOD	Revolving	November 2018	5.5%	92,644	86,478
ODAC	Revolving	May 2019	9.3%	73,599	62,350
ODAF	Revolving	February 2020 (2)	9.2%	75,000	75,000
PORT II	Revolving	December 2018	4.7%	68,442	63,851
LAOD	Revolving	October 2022 (3)	4.0%	72,220	—
Other Agreements	Various	Various (4)	8.0%	67,543	50,706
			5.6%	761,894	690,443
Deferred debt issuance cost				(6,174)	(6,174)
Total Funding Debt				755,720	684,269

Corporate Debt:
Square 1	Revolving	October 2018	6.0%	—	8,000
Deferred debt issuance cost				—	(15)
Total Corporate Debt				—	7,985

(1) The period during which new borrowings may be made under this facility expires in March 2020.
(2) The period during which new borrowings may be made under this debt facility expires in February 2019.
(3) The period during which new borrowings may be made under this debt facility expires in April 2022.
(4) Maturity dates range from July 2018 through November 2020.

On April 13, 2018, our wholly-owned subsidiary, Loan Assets of OnDeck, LLC, established a new asset-backed revolving debt facility with a commitment amount of $100 million and an interest rate of 1-month LIBOR + 2.0%. The period during which new borrowings may be made under this facility expires on April 13, 2022 and the final maturity date is October 13, 2022.
On April 17, 2018, our wholly-owned subsidiary, OnDeck Asset Securitization Trust II LLC, issued $225 million in initial principal amount of fixed-rate asset backed offered notes in a securitization transaction. The notes were issued in four classes with a weighted average fixed interest rate of 3.75%. The revolving period expires on March 31, 2020 and the final maturity date is April 2022. The net proceeds of this transaction were used, together with other available funds, to voluntarily prepay in full all $250 million of notes from a prior securitization.
On June 27, 2018, our wholly-owned subsidiary, Canada OnDeck Asset Funding, L.P, established a new asset-backed revolving debt facility with a commitment amount of CAD25 million and an additional CAD25 million of capacity available at the discretion of the lenders.  The interest rate for the facility is a commercial paper rate + 4%. The period during which new borrowings may be made under this facility expires on June 27, 2020 and the final maturity date is June 27, 2021.
On June 28, 2018, OnDeck Funding Trust No. 2, a wholly-owned subsidiary of On Deck Capital Australia Pty Ltd, established a new asset-backed revolving debt facility with a commitment amount of AUD75 million.  The interest rate for the facility is 1-month BBSW+ 3.75%.  The period during which new borrowings may be made under this facility expires on December 28, 2019 and the final maturity date is June 28, 2020.
Certain of our loans held for investment are pledged as collateral for borrowings in our funding debt facilities. These loans totaled $941.2 million and $852.3 million as of June 30, 2018 and December 31, 2017, respectively. Our corporate debt facility is collateralized by substantially all of our assets.

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$29	$29
Total assets	$—	$—	$29	$29

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$154	$154
Total assets	$—	$—	$154	$154
There were no transfers between levels for the six months ended June 30, 2018 or December 31, 2017.

The following tables presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurement as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Unobservable input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service(1)	0.04%	0.13%	0.13%
	Renewal rate	41.06%	51.83%	51.01%
	Default rate	10.63%	10.92%	10.67%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance.

	December 31, 2017
	Unobservable input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service(1)	0.04%	0.13%	0.12%
	Renewal rate	41.06%	51.83%	49.59%
	Default rate	10.63%	10.92%	10.70%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance.

Changes in certain of the unobservable inputs noted above may have a significant impact on the fair value of our servicing asset. The following table summarizes the effect adverse changes in estimate would have on the fair value of the servicing asset as of June 30, 2018 and December 31, 2017 given a hypothetical changes in default rate and cost to service (in thousands):

	June 30, 2018	December 31, 2017
	Servicing Assets
Default rate assumption:
Default rate increase of 25%	$(9)	$(40)
Default rate increase of 50%	$(16)	$(76)
Cost to service assumption:
Cost to service increase by 25%	$(14)	$(63)
Cost to service increase by 50%	$(28)	$(126)
Assets and Liabilities Disclosed at Fair Value
Because our loans held for investment and fixed-rate debt are not measured at fair value, we are required to disclose their fair value in accordance with ASC 825. Due to the lack of transparency and comparable loans, we utilize an income valuation technique to estimate fair value. We utilize industry-standard modeling, such as discounted cash flow models, to arrive at an estimate of fair value and may utilize third-party service providers to assist in the valuation process. This determination requires significant judgments to be made. The following tables summarize the carrying value and fair value of our loans held for investment and fixed-rate debt (in thousands):

	June 30, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment, net	$922,530	$1,024,712	$—	$—	$1,024,712
Total assets	$922,530	$1,024,712	$—	$—	$1,024,712

Liabilities:
Fixed-rate debt	$271,367	$261,717	$—	$—	$261,717
Total fixed-rate debt	$271,367	$261,717	$—	$—	$261,717

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment, net	$843,781	$932,343	$—	$—	$932,343
Total assets	$843,781	$932,343	$—	$—	$932,343

Liabilities:
Fixed-rate debt	$300,706	$293,512	$—	$—	$293,512
Total fixed-rate debt	$300,706	$293,512	$—	$—	$293,512

7. Noncontrolling Interest
The following tables summarize changes in equity, including the equity attributable to noncontrolling interests, for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30, 2018
	On Deck Capital, Inc.'s stockholders' equity	Noncontrolling interest	Total
Balance as of January 1, 2018	262,045	4,011	266,056
Net income (loss)	3,873	(1,535)	2,338
Stock based compensation	5,834	—	5,834
Exercise of options and warrants	39	—	39
Employee Stock Purchase Plan	968	—	968
Cumulative translation adjustment	(280)	(229)	(509)
Purchase of treasury shares	(441)	—	(441)
Investments by noncontrolling interests	—	3,403	3,403
Balance at June 30, 2018	272,038	5,650	277,688

Comprehensive loss:
Net income (loss)	3,873	(1,535)	2,338
Other comprehensive income (loss):
Foreign currency translation adjustment	(280)	(229)	(509)
Comprehensive income (loss):	3,593	(1,764)	1,829

	Six Months Ended June 30, 2017
	On Deck Capital, Inc.'s stockholders' equity	Noncontrolling interest	Total
Balance as of January 1, 2017	$259,525	$4,072	$263,597
Net income (loss)	(12,556)	(1,615)	(14,171)
Stock based compensation	6,134	—	6,134
Exercise of options and warrants	347	—	347
Employee stock purchase plan	1,618	—	1,618
Cumulative translation adjustment	240	196	436
Purchase of treasury shares	(644)	—	(644)
Investments by noncontrolling interests	—	3,443	3,443
Return of equity to noncontrolling interest	—	(960)	(960)
Balance at June 30, 2017	254,664	5,136	259,800

Comprehensive loss:
Net loss	(12,556)	(1,615)	(14,171)
Other comprehensive income (loss):
Foreign currency translation adjustment	240	196	436
Comprehensive income (loss):	$(12,316)	$(1,419)	(13,735)

In the third quarter of 2015, we acquired a 67% interest in an entity, with the remaining 33% owned by an unrelated third party strategic partner, for the purpose of providing small business loans to customers of the third party. We consolidate the financial position and results of operations of that entity. On June 29, 2017, OnDeck purchased the loans owned by that entity for an immaterial amount. That entity made a liquidating distribution to us of approximately $2 million and to the unrelated third party of approximately $1 million representing our respective proportionate share of the equity in that entity. The loan sale and distribution effectively ended the operations of that entity. No material gain or loss was recorded.
8. Stock-Based Compensation and Employee Benefit Plans
Options

The following is a summary of option activity for the six months ended June 30, 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	7,918,853	$5.75	—	—
Granted	1,031,550	$5.41	—	—
Exercised	(380,151)	$0.55	—	—
Forfeited	(211,743)	$8.16	—	—
Expired	(93,402)	$11.81	—	—
Outstanding at June 30, 2018	8,265,107	$5.82	6.1	$22,721
Exercisable at June 30, 2018	6,393,532	$5.62	5.4	$20,300
Vested or expected to vest as of June 30, 2018	8,142,643	$5.82	6.1	$22,521
Total compensation cost related to nonvested option awards not yet recognized as of June 30, 2018 was $4.3 million and will be recognized over a weighted-average period of approximately 2.0 years. The aggregate intrinsic value of employee options exercised during the six months ended June 30, 2018 and 2017 was $2.0 million and $3.6 million, respectively.

Restricted Stock Units

The following table summarizes our Restricted Stock Units ("RSUs") and Performance Restricted Stock Units ("PRSUs") activity during the six months ended June 30, 2018:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	3,342,640	$6.18
RSUs and PRSUs granted	1,037,461	$5.33
RSUs vested	(365,198)	$7.05
RSUs forfeited/expired	(328,328)	$6.42
Unvested at June 30, 2018	3,686,575	$5.84
Expected to vest after June 30, 2018	3,129,517	$5.94

As of June 30, 2018, there was $15 million of unrecognized compensation cost related to unvested RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.6 years.

Stock-based compensation expense related to stock options, RSUs, PRSUs and the Employee Stock Purchase Plan ("ESPP") are included in the following line items in our accompanying consolidated statements of operations for the three months and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales and marketing	$505	$521	$1,040	$1,292
Technology and analytics	657	542	1,253	1,325
Processing and servicing	94	157	201	330
General and administrative	1,538	1,754	3,510	3,518
Total	$2,794	$2,974	$6,004	$6,465

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
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes, and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and Part II - Item 1A. "“Risk Factors” sections of this report for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other legal authority. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, objectives, plans and current expectations.
Forward-looking statements appear throughout this report including in Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II - Item 1. Legal Proceedings and Part II - Item 1A. Risk Factors. Forward-looking statements can generally be identified by words such as “will,” “enables,” “expects,” “intends,” “may,” “allows,” “plan,” “continues,” “believes,” “anticipates,” “estimates” or similar expressions.
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
Important factors that could cause or contribute to such differences include risks relating to: our ability to attract potential customers to our platform and broaden our distribution capabilities and offerings; the degree to which potential customers apply for loans, are approved and borrow from us; anticipated trends, growth rates, loan originations, volume of loans sold and challenges in our business and in the markets in which we operate; the ability of our customers to repay loans and our ability to accurately assess creditworthiness; our ability to adequately forecast and reserve for loan losses; the impact of our decision to tighten our credit policies; our liquidity and working capital requirements, including the availability and pricing of new debt facilities, extensions and increases to existing debt facilities, increases in our corporate line of credit, securitizations and OnDeck Marketplace® sales to fund our existing operations and planned growth, including the consequences of having inadequate resources to fund additional loans or draws on lines of credit; our reliance on our third-party service providers and the effect on our business of originating loans without third-party funding sources; the impact of increased utilization of cash or incurred debt to fund originations; the effect on our business of utilizing cash for voluntary loan purchases from third parties; the effect on our business of the current credit environment and increases in interest rate benchmarks; our ability to hire and retain necessary qualified employees in a competitive labor market; practices and behaviors of members of our funding advisor channel and other third parties who may refer potential customers to us; changes in our product distribution channel mix and/or our funding mix; our ability to anticipate market needs and develop new and enhanced offerings to meet those needs; lack of customer acceptance of possible increases in interest rates and origination fees on loans; maintaining and expanding our customer base; the impact of competition in our industry and innovation by our competitors; our anticipated and unanticipated growth and growth strategies, including the introduction of new products or features, expanding the availability of our platform to other lenders through OnDeck-as-a-Service and possible expansion in new or existing international markets, and our ability to effectively manage that growth; our reputation and possible adverse publicity about us or our industry; the availability and cost of our funding, including challenges in replacing existing debt facilities and arranging funding for new types of loans; the impact of funding loans from our cash reserves; locating funding sources for new types of loans that are ineligible for funding under our existing credit or securitization facilities and the possibility of reducing originations of these loan types; the effect of potential selective pricing increases; our expected utilization of OnDeck Marketplace and the available OnDeck Marketplace premiums; our failure to anticipate or adapt to future changes in our industry; the impact of the Tax Cuts and Jobs Act of 2017 and any related Treasury regulations, rules or interpretations, if and when issued; our ability to offer loans to our small business customers that have terms that are competitive with alternative sources of capital; our ability to issue new loans to existing customers that seek additional capital; the evolution of technology affecting our offerings and our markets; our compliance with applicable local, state and federal and non-U.S. laws, rules and regulations and their application and interpretation, whether existing, modified or new; our ability to adequately protect our intellectual property; the effect of litigation or other disputes to which we are or may be a party; the increased expenses and administrative workload associated with being a public company; the unenforceability of choice of law provisions in our loan agreements and any potential violation of state interest rate limit laws; our ability to successfully evaluate, consummate and integrate acquisitions; failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; the estimates and estimate methodologies used in preparing our consolidated financial statements; the future trading prices of our common stock, and the impact of securities analysts’ reports and shares eligible for future sale on these prices; our ability to prevent or discover security breaches, disruption in service and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of our platform or adversely impact our ability to service our loans; the impact of our cost rationalization programs; and other risks, including those described in Part I - Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and other documents that we file with the Securities and Exchange Commission, or SEC, from time to time which are or will be available on the SEC website at www.sec.gov.
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

Overview

We are a leading online small business lender. We make it efficient and convenient for small businesses to access financing. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources to assess the creditworthiness of small businesses rapidly and accurately. Small businesses can apply for a term loan or line of credit on our website in minutes and, using our loan decision process, including our proprietary OnDeck Score®, we can make a funding decision immediately and, if approved, transfer funds as fast as the same day. Qualified customers may have both a term loan and line of credit concurrently, which we believe provides opportunities for repeat business, as well as increased value to our customers. We originated more than $9 billion of loans since we made our first loan in 2007.
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
We rely on a diversified set of funding sources for the loans we make to our customers. Our primary source of this financing has historically been debt facilities with various financial institutions. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. As of June 30, 2018, we had $761.9 million of funding debt principal outstanding and $1.2 billion total borrowing capacity under such debt facilities. No loans were sold through OnDeck Marketplace during the six months ended June 30, 2018. During the three months and six months ended June 30, 2017, we sold loans with an unpaid principal balance of $9.1 million and $50.2 million, respectively. Of the total principal outstanding as of June 30, 2018, including our loans held for investment, plus loans sold to OnDeck Marketplace purchasers which had a balance remaining as of June 30, 2018, 66% were funded via our debt facilities, 25% were financed via proceeds raised from our securitization transaction, 8% were funded via cash on hand and 1% were funded via OnDeck Marketplace purchasers.
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

	As of for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)		(dollars in thousands)
Originations	$586,728	$464,362	$1,177,313	$1,037,377
Effective Interest Yield	36.1%	33.5%	35.9%	33.7%
Cost of Funds Rate	6.6%	6.2%	6.7%	6.1%
Net Interest Margin*	32.0%	29.3%	31.7%	29.8%
Marketplace Gain on Sale Rate	N/A	2.8%	N/A	3.4%
Reserve Ratio	12.1%	11.0%	12.1%	11.0%
Provision Rate	5.7%	7.2%	5.9%	8.0%
15+ Day Delinquency Ratio	6.8%	7.2%	6.8%	7.2%
Net Charge-off Rate	11.2%	18.5%	11.1%	16.8%
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
Marketplace Gain on Sale Rate
Marketplace Gain on Sale Rate equals our gain on sale revenue from loans sold through OnDeck Marketplace divided by the carrying value of loans sold, which includes both unpaid principal balance sold and the remaining carrying value of the net deferred origination costs. A portion of any loans sold through OnDeck Marketplace may be loans which were initially designated as held for investment upon origination. The portion of such loans sold, if any, in a given period may vary materially depending upon market conditions and other circumstances.
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

On Deck Capital, Inc. and Subsidiaries
Consolidated Average Balance Sheets
(in thousands)

	Average		Average
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Assets
Cash and cash equivalents	$55,516	$61,104	$50,128	$60,824
Restricted cash	54,859	68,530	55,251	58,956
Loans held for investment	1,025,143	1,003,103	1,003,655	1,020,727
Less: Allowance for loan losses	(121,899)	(110,542)	(118,290)	(112,355)
Loans held for investment, net	903,244	892,561	885,365	908,372
Loans held for sale	—	561	—	660
Property, equipment and software, net	17,182	27,776	19,248	28,298
Other assets	15,782	18,030	14,773	18,940
Total assets	$1,046,583	$1,068,562	$1,024,765	$1,076,050
Liabilities and equity
Liabilities:
Accounts payable	$3,627	$3,412	$3,269	$3,862
Interest payable	2,519	2,461	2,407	2,347
Funding debt	735,123	747,009	715,110	750,761
Corporate debt	1,976	24,723	2,552	26,114
Accrued expenses and other liabilities	29,856	31,347	30,795	34,336
Total liabilities	773,101	808,952	754,133	817,420

Total On Deck Capital, Inc. stockholders' equity	268,060	253,260	265,857	253,271
Noncontrolling interest	5,422	6,350	4,775	5,359
Total equity	273,482	259,610	270,632	258,630
Total liabilities and equity	$1,046,583	$1,068,562	$1,024,765	$1,076,050

Memo:
Unpaid Principal Balance	$1,006,133	$984,812	$985,321	$1,001,231
Interest Earning Assets	$1,006,133	$985,370	$985,321	$1,001,887
Loans	$1,025,143	$1,003,664	$1,003,654	$1,021,387

Average Balance Sheet Items for the period represent monthly averages based on the beginning and the ending period balances.
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

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Share
Adjusted Net Income (Loss) represents our net income (loss) adjusted to exclude net income (loss) attributable to noncontrolling interest, stock-based compensation expense, real estate disposition charges, and severance and executive transition expenses. Stock-based compensation includes employee compensation as well as compensation to third-party service providers. Adjusted Net Income (Loss) per Share is calculated by dividing Adjusted Net Income (Loss) by the weighted average common shares outstanding during the period.
Our use of Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted Net Income does not reflect the potentially dilutive impact of stock-based compensation; and

•	Adjusted Net Income excludes charges we are required to incur in connection with real estate dispositions, severance obligations and debt extinguishment costs.
The following table presents a reconciliation of net loss to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Share for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Reconciliation of Net Income Attributable to OnDeck to Adjusted Net Income (Loss)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$5,790	$(1,498)	$3,873	$(12,556)
Adjustments:
Stock-based compensation expense	2,794	2,974	6,004	6,465
Real estate disposition charges	—	—	4,187	—
Severance and executive transition expenses	—	3,183	911	3,183
Debt Extinguishment Costs	1,384	—	1,384	—
Adjusted Net income (loss)	$9,968	$4,659	$16,359	$(2,908)

Adjusted Net income (loss) per share:
Basic	$0.13	$0.06	$0.22	$(0.04)
Diluted	$0.13	$0.06	$0.21	$(0.04)
Weighted-average common shares outstanding:
Basic	74,385,446	72,688,815	74,182,929	72,276,734
Diluted	78,288,267	72,688,815	77,786,748	72,276,734

Below are reconciliations of the Adjusted Net income (loss) per basic and diluted share to the most directly comparable measures calculated in accordance with GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(per share)		(per share)
Net income (loss) per basic share attributable to On Deck Capital, Inc. common shareholders	$0.08	$(0.02)	$0.05	$(0.17)
Add/ (Subtract):
Stock-based compensation expense	0.03	0.04	0.08	0.09
Real estate disposition charges	—	—	0.06	—
Severance and executive transition expenses	—	0.04	0.01	0.04
Debt Extinguishment Costs	0.02	—	0.02	—
Adjusted Net income (loss) per basic share	$0.13	$0.06	$0.22	$(0.04)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(per share)		(per share)
Net income (loss) per diluted share attributable to On Deck Capital, Inc. common shareholders	$0.07	$(0.02)	$0.05	$(0.17)
Add/ (Subtract):
Stock-based compensation expense	0.04	0.04	0.08	0.09
Real estate disposition charges	—	—	0.05	—
Severance and executive transition expenses	—	0.04	0.01	0.04
Debt Extinguishment Costs	0.02	—	0.02	—
Adjusted Net income (loss) per diluted share	$0.13	$0.06	$0.21	$(0.04)

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

•	Funding costs do not reflect interest associated with debt used for corporate purposes.

The following table presents a reconciliation of interest income to Net Interest Margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Reconciliation of Interest Income to Net Interest Margin (NIM)
Interest income	$92,371	$83,721	$178,740	$170,832
Less: Funding costs	(12,202)	(11,616)	(24,023)	(22,893)
Net interest income	80,169	72,105	154,717	147,939
Divided by: calendar days in period	91	91	181	181
Net interest income per calendar day	881	792	855	817
Multiplied by: calendar days per year	365	365	365	365
Annualized net interest income	321,565	289,080	312,075	298,205
Divided by: Average Interest Earning Assets	$1,006,133	$985,370	$985,321	$1,001,887
Net Interest Margin (NIM)	32.0%	29.3%	31.7%	29.8%

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
Originations

During the three months ended June 30, 2018 and June 30, 2017, we originated $586.7 million and $464.4 million of loans, respectively. During the six months ended June 30, 2018 and June 30, 2017, we originated $1.2 billion and $1.0 billion of loans, respectively. The increase in originations for the three and six months ended June 30, 2018 relative to the same periods in 2017 was driven by the tightening of our credit policies in the first half of 2017 which constrained 2017 originations, and in the current year periods, the addition of new customers, including those in newly credit-eligible industries, and the continued growth of our line of credit originations.
The number of weekends and holidays in a period can impact our business. Many small businesses tend to apply for loans on weekdays, and their businesses may be closed at least part of a weekend and on holidays. In addition, our loan fundings and automated customer loan repayments only occur on weekdays (excluding bank holidays).
We anticipate that our future growth will continue to depend in part on attracting new customers. As we continue to aggregate data on customers and prospective customers, we seek to use that data and our increasing knowledge to optimize our marketing spending to attract these customers as well as to continue to focus our analytics resources on better identifying potential customers. We have historically relied on all three of our channels for customer acquisition but remain focused on growing our direct and strategic partner channels. Collective originations through our direct and strategic partner channels made up 71% and 76% of total originations from all customers in the second quarter of 2018 and 2017, respectively. We plan to continue investing in direct marketing and sales, increasing our brand awareness and growing our strategic partnerships.

The following table summarizes the percentage of loans made to all customers originated by our three distribution channels for the periods indicated. From time to time management is required to make judgments to determine customers' appropriate channel distribution.

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Originations (Dollars)	2018	2017	2018	2017
Direct and Strategic Partner	71%	76%	71%	73%
Funding Advisor	29%	24%	29%	27%
We originate term loans and lines of credit to customers who are new to OnDeck as well as to repeat customers. New originations are defined as new term loan originations plus all line of credit draws in the period, including subsequent draws on existing lines of credit. Renewal originations include term loans only. We believe our ability to increase adoption of our loans within our existing customer base will be important to our future growth. A component of our future growth will include increasing the length of our customer life cycle by expanding our product offerings. In both the second quarter of 2018 and 2017, originations from our repeat customers were approximately 50% of total originations to all customers. We believe our significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in our loan features and services. Repeat customers generally show improvements in several key metrics. From our 2015 customer cohort, customers who took at least three loans grew their revenue and bank balance on average by 32% and 50%, respectively, from their initial loan to their third loan. Similarly, from our 2016 customer cohort, customers who took at least three loans grew their revenue and bank balance on average by 30% and 39%, respectively. In the second quarter of 2018, 25% of our origination volume from repeat customers was due to unpaid principal balance rolled from existing loans directly into such repeat originations. In order for a current customer to qualify for a new term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

•	the business must be approximately 50% or more paid down on its existing loan;

•	the business must be current on its outstanding OnDeck loan with no material delinquency history; and

•	the business must be fully re-underwritten and determined to be of adequate credit quality.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Originations (Dollars)	2018	2017	2018	2017
New	50%	49%	49%	50%
Repeat	50%	51%	51%	50%
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
We evaluate and track credit performance primarily through four key financial metrics: 15+Day Delinquency Ratio; Net Charge-off Rate; Reserve Ratio; and Provision Rate.

15+ Day Delinquency Ratio
The 15+ Day Delinquency Ratio, which is the aggregate Unpaid Principal Balance for our loans that are 15 or more calendar days past due as of the end of the period as a percentage of the Unpaid Principal Balance, decreased from 7.2% at June 30, 2017 to 6.8% at June 30, 2018. This decrease is driven by continued improvement in credit, partially offset by the impact of our decision to hold certain delinquent loans for a longer period and more actively pursue collections as opposed to selling these loans earlier in our collection cycle.
During the past two years, the 15+ Day Delinquency Ratio peaked at 7.8% at March 31, 2017 primarily as a result of 2016 originations of term loans that were 15 months or more in term length at origination. This credit deterioration was internally driven as our credit model was under-predicting losses, in the aggregate, for loans of 15 months or more due to our relatively limited experience at that time with loans of similar terms. We took corrective action during the first half of 2017 including tightening of credit policies used to determine eligibility, pricing, loan size and term. This tightening helped reduce the 15+ Day Delinquency Ratio in the subsequent quarters, which was partially offset by the impact of our decision to hold delinquent loans longer as we continue to pursue collections as opposed to selling our delinquent loans earlier in the collection cycle as we used to do.
Net Charge-off Rate
Our Net Charge-off Rate, which is calculated as our annualized net charge-offs for the period divided by the average Unpaid Principal Balance outstanding, declined from 18.5% during the three months ended June 30, 2017 to 11.2% during the three months ended June 30, 2018. Generally, the Net Charge-off Rate is expected to trail the 15+ Day Delinquency Ratio because loans become delinquent before deteriorating further to charged-off status. The reduction in Net Charge-off Rate is also related to credit improvements since early 2017.
Reserve Ratio
The Reserve Ratio, which is the allowance for loan losses divided by the Unpaid Principal Balance as of the end of a specified period, is a comprehensive measurement of our allowance for loan losses because it presents, as a percentage, the portion of the total Unpaid Principal Balance for which an allowance has been recorded. Our Reserve Ratio increased from 11.0% as of June 30, 2017 to 12.1% as of June 30, 2018. This range of Reserve Ratio is in line with our business model objectives given the characteristics of our loan portfolio and other factors.
Provision Rate
The Provision Rate is the provision for loan losses divided by the new originations volume of loans held for investment, net of originations of sales of such loans within the period. Originations include the full renewal loan principal of repeat loans, rather than the net funded amount.
Our Provision Rates decreased from 7.2% during the three months ended June 30, 2017 to 5.7% for the three months ended June 30, 2018. The decline in our Provision Rate primarily reflects our internally driven credit improvements resulting from our previously described credit tightening in the first half of 2017.

In 2017, we tightened our credit policies used to determine eligibility, pricing and loan size for certain customers. As additional seasoning took place on our loans and as our predictive model incorporated newer data, our Provision Rate generally improved during 2017. Our Provision Rate improved in the second quarter of 2018 to 5.7% as compared to 6.1% in the first quarter of 2018. The decrease was primarily driven by the improved quality of our portfolio. The Provision Rate for the second quarter of 2018 was generally lower than our historical Provision Rates and may not be indicative of the Provision Rate in future periods.
Pricing
Customer pricing is determined primarily based on the customer’s risk level as measured by our decision structure, including the OnDeck Score, loan type (term loan or line of credit), term loan duration, customer type (new or repeat) and origination channel. In addition, general market conditions and the competitive environment may broadly influence pricing industry-wide. Loans originated through the direct and strategic partner channels are generally priced lower than loans originated through the funding advisor channel due to the higher commissions paid to funding advisors.
Our customers generally pay between $0.003 and $0.042 per month in interest for every dollar they borrow under one of our term loans, with the actual amount typically driven by the length of term of the particular loan. Historically, our term loans have been primarily quoted in “Cents on Dollar,” or COD, and lines of credit in annual percentage rate, or APR. Given the use case and payback period associated with our shorter term loans, we believe many of our customers prefer to understand pricing on a “dollars in, dollars out” basis and are primarily focused on total payback cost. As of June 30, 2018, the APRs of our term loans outstanding ranged from 9.4% to 99.7% and the APRs of our lines of credit outstanding ranged from 11.0% to 63.2%.
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

	For the Year				For the Quarter
	2013	2014	2015	2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018
Weighted Average Term Loan "Cents on Dollar" Borrowed, per Month	2.65¢	2.32¢	1.95¢	1.82¢	1.95¢	1.94¢	1.96¢	1.97¢	2.08¢	2.15¢
Weighted Average APR - Term Loans and Lines of Credit	63.4%	54.4%	44.5%	41.4%	44.0%	43.2%	43.8%	43.8%	46.0%	47.1%

The pricing decrease between 2013 and 2016 was due to longer average loan term lengths, increased originations from our lower cost direct and strategic partner channels as a percentage of total originations, the growth of our line of credit product which is priced at a lower APR level than our term loans, the introduction of our customer loyalty program and our efforts to pass savings on to customers. The pricing increases in 2017 and during the first half of 2018 were primarily a reflection of past and expected future increases in the underlying market interest rates that we, like many other lenders in the market, are passing on to our customers. Additionally, in the past year we have increased our originations in the Funding Advisor channel, which typically have higher APRs than the Direct and Strategic Partner channels.
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

In addition to individual loan pricing and the number of days in a period, there are many other factors that can affect EIY, including:

•
Channel Mix - In general, loans originated from the direct and strategic partner channels have lower EIYs than loans from the funding advisor channel. This is primarily due to the lower pricing of loans in the direct and strategic partner channels, which reflect lower acquisition costs and lower loss rates compared to loans in the funding advisor channel.  The direct and strategic partner channels have, in the aggregate, made up 71% and 76% of total originations during the second quarter ended June 30, 2018 and 2017, respectively. We expect the percentage of Originations attributable to the combined direct and strategic partner channels and the funding advisor channel in 2018 to remain generally comparable to 2017 levels.

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower EIYs, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher EIY loans because total payback is typically higher compared to a shorter length term for the same principal loan amount.  Following the introduction of our 24-month and 36-month term loans, the average length of new term loan originations had increased from 10.8 months for the year ended December 31, 2014 to 13.3 months for the year ended December 31, 2016. As part of our 2017 credit tightening, when appropriate, the offered duration of term loans to certain customers was shortened to control duration risk. For the three months ended June 30, 2018, the average length of new term loan originations had decreased to 11.3 months.

•
Customer Type Mix - In general, loans originated from repeat customers historically have had lower EIYs than loans from new customers.  This is primarily because repeat customers typically have a higher OnDeck Score and are therefore deemed to be lower risk.  In addition, repeat customers are more likely to be approved for longer terms than new customers given their established payment history and lower risk profiles. Finally, origination fees can be reduced or waived for repeat customers, contributing to lower EIYs.

•
Product Mix - In general, lines of credit have lower EIYs than term loans. For the second quarter of 2018, the weighted average line of credit APR was 32.5%, compared to 49.3% for term loans.  Draws by line of credit customers decreased to 20.7% of total originations in the second quarter of 2018 from 22.0% in the second quarter of 2017.

Effective Interest Yield
For the Year				For the Quarter
2013	2014	2015	2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018
42.7%	40.4%	35.4%	33.2%	33.8%	33.5%	33.1%	34.8%	35.6%	36.1%

Prior to the first quarter of 2018, annualization was based on 252 business days per year. Beginning with the three months ended March 31, 2018, annualization is based on 365 days per year and is calendar day-adjusted. All revisions have been applied retrospectively.

Sale of Whole Loans through OnDeck Marketplace
We may sell whole loans to institutional investors through OnDeck Marketplace. Marketplace originations are defined as loans that are sold through OnDeck Marketplace in the period or are held for sale at the end of the period. No loans were sold during the three or six months ended June 30, 2018. During the three and six months ended June 30, 2017, we sold through OnDeck Marketplace loans with an unpaid principal balance of $9.1 million and $50.2 million, respectively. We have the ability to fund our originations through a variety of funding sources, including OnDeck Marketplace. Due to the flexibility of our diversified funding model, management has the ability to exercise judgment to adjust the percentage of term loans originated through OnDeck Marketplace considering numerous factors including the premiums, if any, available to us. For the three and six months ended June 30, 2018, we elected not to sell any loans through OnDeck Marketplace. Although premiums being offered and demand to purchase loans were consistent with prior quarters, our cash position, our available liquidity and our volume of loans eligible for debt financing permitted us to make the strategic decision not to utilize OnDeck Marketplace. We may elect to make OnDeck Marketplace loan sales in the future to provide us an additional source of liquidity and to maintain active relationships with our institutional loan purchasers. Our use of OnDeck Marketplace, regardless of whether premiums increase or decrease, may fluctuate subject to our overall financing and liquidity needs as well as the eligibility to finance new originations under our existing debt facilities.

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

The following table summarizes the initial principal of originations of the aforementioned two sources as it relates to the statement of cash flows during the periods shown for 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Originations of loans held for sale	—	$8,379	—	$41,421
Originations of loans held for investment, modified	—	—	—	9,204
Marketplace originations	—	$8,379	—	$50,625
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
Our CACs, on a combined basis for all three acquisition channels and evaluated as a percentage of originations, increased for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.  The increase was primarily attributable to an increase in CACs in our funding advisor channel driven by an increase in external commissions and a decrease in the average size loan. The increase was partially offset by a decline in CACs in our direct channel resulting from improvements in customer targeting in the direct channel and a decrease in commission rates.
Increased competition for customer response could require us to incur higher customer acquisition costs and make it more difficult for us to grow our loan originations in both unit and volume for both new as well as repeat customers.

Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by cohort. Net lifetime charge-offs are the Unpaid Principal Balance charged off less recoveries of loans previously charged off, and a given cohort’s net lifetime charge-off ratio equals the cohort’s net lifetime charge-offs through June 30, 2018 divided by the cohort’s total original loan volume. Repeat loans in the denominator include the full renewal loan principal, rather than the net funded amount, which is the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment. Loans originated and charged off between January 1, 2013 and June 30, 2018 were on average charged off near the end of their loan term. The chart immediately below includes all term loan originations, regardless of funding source, including loans sold through OnDeck Marketplace or held for sale on our balance sheet.

Lifetime Net Charge-off Ratios by Cohort Through June 30, 2018

	For the Year				For the Quarter
	2013	2014	2015	2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018
Principal Outstanding as of June 30, 2018 by Period of Origination	0.0%	0.0%	0.0%	0.4%	1.4%	3.5%	10.5%	26.9%	56.1%	86.5%

The following chart displays the historical lifetime cumulative net charge-off ratio by cohort for the origination periods shown. The chart reflects all term loan originations, regardless of funding source, including loans sold through our OnDeck Marketplace or held for sale on our balance sheet. The data is shown as a static pool for each cohort, illustrating how the cohort has performed given equivalent months of seasoning.
Given that the originations in the first and second quarter of 2018 cohorts are relatively unseasoned as of June 30, 2018, these cohorts reflect low lifetime charge-off ratios in the chart below. Further, given our loans are typically charged off after 90 days of nonpayment, all cohorts reflect approximately 0% charge offs for the first three months in the chart below.

Net Cumulative Lifetime Charge-off Ratios
All Loans

Loans we originated in 2016 demonstrated higher than historical net cumulative lifetime charge-off ratios, which were primarily related to loans with longer terms and larger loan sizes. In response and as part of our focus on achieving profitability, during the first and second quarters of 2017 we broadly tightened our credit policies to eliminate originations of loans with expected negative unit economics and to reduce those with expected marginal unit economics.

By design, the broad credit tightening resulted in a significant decline in originations for the second quarter of 2017 and a significant decline in the net cumulative lifetime charge-off ratios for loans originated in that quarter. Subsequent cohorts have incorporated measured and targeted credit optimization designed to bring our net cumulative charge-off ratios in line with business model objectives. Loans originated after the third quarter of 2017 are not yet seasoned enough for meaningful comparison.

	For the Year				For the Quarter
Originations	2013	2014	2015	2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018
All term loans (in millions)	$459	$1,158	$1,874	$2,404	$573	$464	$531	$546	$591	$587
Weighted average term (in months)	10.0	11.2	12.4	13.2	12.3	11.8	12.1	12.2	11.8	11.8
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

•
Loan Losses. Our underwriting process is designed to limit our loan losses to levels consistent with our risk tolerance and financial model. Our aggregate loan loss rates from 2013 through 2015 were consistent with our financial targets while 2016 was higher than our financial target as we incurred higher than estimated loss rates on certain larger and longer-term loans. Our 2017 loan loss levels were also higher than our financial targets largely because we were taking corrective action throughout the first half of the year to address the higher 2016 loan losses. Our first half of 2018 loan loss levels are consistent with our financial targets. Our overall loan losses are affected by a variety of factors, including external factors such as prevailing economic conditions, general small business sentiment and unusual events such as natural disasters, as well as internal factors such as the accuracy of the OnDeck Score, the effectiveness of our underwriting process and the introduction of new types of loans, such as our line of credit, with which we have less experience to draw upon when forecasting their loss rates. Our loan loss rates may vary in the future.

•
Funding Costs. Changes in monetary and fiscal policy may affect generally prevailing interest rates. Interest rates may also change for reasons unrelated to economic conditions. To the extent that interest rates rise, our funding costs will increase and the spread between our Effective Interest Yield and our Cost of Funds Rate may narrow to the extent we cannot correspondingly increase the interest rates we charge our customers or reduce the credit spreads in our borrowing facilities.

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

Funding Costs. Funding costs consist of the interest expense we pay on the debt we incur to fund our lending activities, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining this debt, such as banker fees, origination fees and legal fees. Our Cost of Funds Rate will vary based on a variety of external factors, such as credit market conditions, general interest rate levels and spreads, as well as OnDeck-specific factors, such as origination volume and credit quality. We expect funding costs will continue to increase in absolute dollars as we increase borrowings to fund portfolio growth and expected increases in market interest rates.
Operating Expense

Operating expense consists of sales and marketing, technology and analytics, processing and servicing, and general and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses, stock-based compensation expense and occupancy, comprise a significant component of each of these expense categories. The number of employees was 528, 502 and 475 at June 30, 2018, March 31, 2018 and December 31, 2017, respectively. All operating expense categories also include an allocation of overhead, such as rent and other overhead, which is based on employee headcount. We believe that continuing to invest in our business is essential to maintaining our competitive position, and therefore, we expect the absolute dollars of operating expenses to increase in 2018, excluding charges related to real estate dispositions, severance and executive transitions and debt extinguishment costs, but to remain relatively constant as a percentage of revenue.
Sales and Marketing. Sales and marketing expense consists of salaries and personnel-related costs of our sales and marketing and business development employees, as well as direct marketing and advertising costs, online and offline CACs (such as direct mail, paid search and search engine optimization costs), public relations, promotional event programs and sponsorships, corporate communications and allocated overhead. We expect our sales and marketing expense in terms of absolute dollars to remain generally consistent with 2017 levels but to decrease as a percentage of revenue in the near term as we continue to optimize marketing spend.
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
General and Administrative. General and administrative expense consists primarily of salary and personnel-related costs for our executive, finance and accounting, legal and people operations employees. Additional expenses include a provision for the unfunded portion of our lines of credit, consulting and professional fees, insurance, legal, travel, gain or loss on foreign exchange, other corporate expenses and costs associated with the early extinguishment of debt. These expenses also include costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, directors’ and officers’ liability insurance and increased accounting costs.
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
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act that was codified through the issuance of ASU No. 2018-05. This pronouncement permits us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We recorded the impact of the Tax Cuts and Jobs Act for the year ended December 31, 2017, which included a provisional amount associated with our deferred tax asset.  We did not revise our initial provisional estimate during the six months ended June 30, 2018, and continue to assess the income tax effects of the tax reform. Because a full valuation allowance has been and will continue to be recorded against our deferred tax asset, any change in our provisional amounts is expected to be offset by a corresponding change in our valuation allowance, resulting in no net impact to our results of operations.
As of December 31, 2017, a full valuation allowance of $37.8 million was recorded against our net deferred tax assets.

Results of Operations
The consolidated statements of operations data as a percentage of gross revenue for each of the periods indicated.

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$92,371	96.6%	$83,721	96.6%	$8,650	10.3%
Gain on sales of loans	—	—	260	0.3	(260)	(100.0)
Other revenue	3,247	3.4	2,670	3.1	577	21.6
Gross revenue	95,618	100.0	86,651	100.0	8,967	10.3
Cost of revenue:
Provision for loan losses	33,293	34.8	32,733	37.8	560	1.7
Funding costs	12,202	12.8	11,616	13.4	586	5.0
Total cost of revenue	45,495	47.6	44,349	51.2	1,146	2.6
Net revenue	50,123	52.4	42,302	48.8	7,821	18.5
Operating expenses:
Sales and marketing	11,432	12.0	15,368	17.7	(3,936)	(25.6)
Technology and analytics	12,799	13.4	14,769	17.0	(1,970)	(13.3)
Processing and servicing	5,041	5.3	4,826	5.6	215	4.5
General and administrative	16,034	16.8	9,590	11.1	6,444	67.2
Total operating expenses	45,306	47.5	44,553	51.4	753	1.7
Income (loss) from operations	4,817	4.9	(2,251)	(2.6)	7,068	314.0
Other expense:
Interest expense	43	—	318	0.4	(275)	(86.5)
Total other expense:	43	—	318	0.4	(275)	(86.5)
Loss before provision for income taxes	4,774	4.9	(2,569)	(3.0)	7,343	285.8
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	$4,774	4.9%	$(2,569)	(3.0)%	$7,343	285.8%

Revenue

	Three Months Ended June 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$92,371	96.6%	$83,721	96.6%	$8,650	10.3%
Gain on sales of loans	—	—	260	0.3	(260)	(100.0)
Other revenue	3,247	3.4	2,670	3.1	577	21.6
Gross revenue	$95,618	100.0%	$86,651	100.0%	$8,967	10.3%
Gross revenue increased by $9.0 million, or 10.3%, from $86.7 million to $95.6 million. This increase was in part attributable to an $8.7 million, or 10.3%, increase in interest income, which was primarily driven by the increase in weighted average APR on term loans and lines of credit. The increase in interest income was also driven by higher volume of loans being held on our balance sheet as evidenced by the 3% increase in Average Loans to $1.03 billion from $1 billion.
Gain on sales of loans decreased by $0.3 million to zero as no loans were sold in the quarter ending June 30, 2018.
Other revenue increased by $0.6 million, or 21.6%, primarily attributable to an increase of $1.1 million in platform fees. This was offset by a decrease of $0.5 million in loan servicing fees which was driven by the decrease in OnDeck Marketplace loan sales.
Cost of Revenue

	Three Months Ended June 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$33,293	34.8%	$32,733	37.8%	$560	1.7%
Funding costs	12,202	12.8	11,616	13.4	586	5.0
Total cost of revenue	$45,495	47.6%	$44,349	51.2%	$1,146	2.6%
Provision for loan losses increased by $0.6 million, or 1.7%, from $32.7 million to $33.3 million. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates. As a result, we believe that analyzing provision for loan losses as a percentage of originations held for investment, rather than as a percentage of gross revenue, provides more useful insight into our operating performance. Our provision for loan losses as a percentage of originations held for investment, or the Provision Rate, decreased from 7.2% to 5.7%. The decrease in the Provision Rate is largely attributable to the tightening of our credit policies used to determine eligibility, pricing and loan size for certain customers. The tightening of our credit policies began in early 2017.
Funding costs increased by $0.6 million, or 5.0%, from $11.6 million to $12.2 million. As a percentage of gross revenue, funding costs decreased from 13.4% to 12.8%. The increase in funding costs was primarily attributable to the increase in interest expense and unused fees in our facilities. Interest expense increased due to benchmark interest rates increases, which were partially offset by decreases in the interest rate margins (the applicable percentage rate above the benchmark interest rate charged by the lender) on our outstanding debt. The increase of unused fees was driven by decreased utilization of our more expensive facilities.

Average Funding Debt Outstanding decreased from $747.0 million to $735.1 million while our Cost of Funds Rate increased from 6.2% to 6.6%.

Operating Expense

Sales and marketing

	Three Months Ended June 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$11,432	12.0%	$15,368	17.7%	$(3,936)	(25.6)%
Sales and marketing expense decreased by $3.9 million, or 26%, from $15.4 million to $11.4 million. The decrease was primarily attributable to a $1.4 million decrease in customer acquisition costs, a decrease of $1.1 million in personnel-related costs, and a $0.3 million decrease in occupancy costs due to the lease terminations which occurred during the first quarter of 2018. Additionally, syndication program costs decreased by $0.6 million, radio/television advertising decreased by $0.4 million, and general marketing spend decreased by $0.2 million.
Technology and analytics

	Three Months Ended June 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$12,799	13.4%	$14,769	17.0%	$(1,970)	(13.3)%
Technology and analytics expense decreased by $2.0 million, or 13%, from $14.8 million to $12.8 million. The decrease was primarily attributable to a $1.8 million decrease in personnel-related costs.
Processing and servicing

	Three Months Ended June 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$5,041	5.3%	$4,826	5.6%	$215	4.5%
Processing and servicing expense increased by $0.2 million, or 5%, from $4.8 million to $5.0 million. The increase was primarily attributable to an increase in costs associated with the increase of originations.

General and administrative

	Three Months Ended June 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$16,034	16.8%	$9,590	11.1%	$6,444	67.2%
General and administrative expense increased by $6.4 million, or 67%, from $9.6 million to $16.0 million. The increase was in part attributable to a $1.8 million increase in personnel-related costs and by a $1.5 million increase in loss on foreign currency transactions and holdings driven by the decreased value of foreign currencies relative to the US Dollar in the second quarter of 2018 compared to the second quarter of 2017. Additionally, we recorded a $1.4 million loss on the extinguishment of debt resulting from the write- off of the remaining balance of deferred issuance costs in connection with the prepayment of the ODAST II 2016-1 debt during the second quarter of 2018. Professional fees increased by $0.9 million due to increased legal and finance consultant spend and recruiting fees increased by $0.6 million.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$178,740	96.1%	$170,832	95.1%	$7,908	4.6%
Gain on sales of loans	—	—	1,744	1.0	(1,744)	(100.0)
Other revenue	7,158	3.9	6,967	3.9	191	2.7
Gross revenue	185,898	100.0	179,543	100.0	6,355	3.5
Cost of revenue:
Provision for loan losses	69,586	37.4	78,913	44.0	(9,327)	(11.8)
Funding costs	24,023	12.9	22,893	12.8	1,130	4.9
Total cost of revenue	93,609	50.4	101,806	56.8	(8,197)	(8.1)
Net revenue	92,289	49.6	77,737	43.2	14,552	18.7
Operating expenses:
Sales and marketing	22,030	11.9	30,187	16.8	(8,157)	(27.0)
Technology and analytics	23,806	12.8	30,212	16.8	(6,406)	(21.2)
Processing and servicing	10,262	5.5	9,361	5.2	901	9.6
General and administrative	33,759	18.2	21,477	12.0	12,282	57.2
Total operating expenses	89,857	48.4	91,237	50.8	(1,380)	(1.5)
Income (loss) from operations	2,432	1.3	(13,500)	(7.6)	15,932	118.0
Other expense:
Interest expense	94	0.1	671	0.4	(577)	(86.0)
Total other expense:	94	0.1	671	0.4	(577)	(86.0)
Loss before provision for income taxes	2,338	1.3	(14,171)	(8.0)	16,509	116.5
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	$2,338	1.3%	$(14,171)	(8.0)%	$16,509	116.5%

Revenue

	Six Months Ended June 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$178,740	96.1%	$170,832	95.1%	$7,908	4.6%
Gain on sales of loans	—	—	1,744	1.0	(1,744)	(100.0)
Other revenue	7,158	3.9	6,967	3.9	191	2.7
Gross revenue	$185,898	100.0%	$179,543	100.0%	$6,355	3.5%
Gross revenue increased by $6.4 million, or 3.5%, from $179.5 million to $185.9 million. This increase was in part attributable to a $7.9 million, or 4.6%, increase in interest income, driven by the increase in weighted average APR on term loans and lines of credit, which was partially offset by the decrease of Average Loans from $1.02 billion to $1 billion.
Gain on sales of loans decreased by $1.7 million to zero as no loans were sold in the six months ended June 30, 2018.
Other revenue increased by $0.2 million, or 2.7%, primarily attributable to an increase of $1.4 million in platform fees. This was partially offset by a decrease of $0.5 million in marketing fees from our issuing bank partner and a $0.5 million decrease in other income due to a payment we received in 2017 for vacating office space in Australia.
Cost of Revenue

	Six Months Ended June 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$69,586	37.4%	$78,913	44.0%	$(9,327)	(11.8)%
Funding costs	24,023	12.9	22,893	12.8	1,130	4.9
Total cost of revenue	$93,609	50.4%	$101,806	56.8%	$(8,197)	(8.1)%
Provision for loan losses. Provision for loan losses decreased by $9.3 million, or 11.8%, from $78.9 million to $69.6 million. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates. As a result, we believe that analyzing provision for loan losses as a percentage of originations held for investment, rather than as a percentage of gross revenue, provides more useful insight into our operating performance. Our provision for loan losses as a percentage of originations held for investment, or the Provision Rate, decreased from 8.0% to 5.9%. The decrease in the Provision Rate is largely attributable to the tightening of our credit policies used to determine eligibility, pricing and loan size for certain customers. The tightening of our credit policies began in early 2017.
Funding costs. Funding costs increased by $1.1 million, or 4.9%, from $22.9 million to $24 million. As a percentage of gross revenue, funding costs increased from 12.8% to 12.9%. The increase in funding costs was primarily attributable to the increases of interest expense, unused fees on our facilities and interest expense from the amortization of deferred debt issuance fees. Interest expense increased due to benchmark interest rates increases, which were partially offset by decreases in the interest rate margins (the applicable percentage rate above the benchmark interest rate charged by the lender) on our outstanding debt. The increase of unused fees was driven by decreased utilization of our more expensive facilities. We increased the borrowing capacity of several debt facilities during 2017, which led to an increase in the unused portion of our facilities in the first half of 2018. Additionally, interest expense from the amortization of our deferred debt issuance costs increased, as we incurred additional deferred debt issuance costs when amending several of the facilities during 2017. The Average Funding Debt Outstanding decreased from $750.8 million to $715.1 million while our Cost of Funds Rate increased from 6.1% to 6.7%.

Operating Expense

Sales and marketing

	Six Months Ended June 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$22,030	11.9%	$30,187	16.8%	$(8,157)	(27.0)%
Sales and marketing expense decreased by $8.2 million, or 27%, from $30.2 million to $22.0 million. The decrease was primarily attributable to a $2.8 million decrease in customer acquisition costs, a decrease of $1.7 million in personnel-related costs, and a $0.9 million decrease in occupancy costs due to the lease terminations which occurred during the first quarter of 2018. Additionally, radio/television advertising decreased by $0.9 million, syndication program costs decreased by $0.9 million and general marketing spend decreased by $0.4 million.
Technology and analytics

	Six Months Ended June 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$23,806	12.8%	30,212	16.8%	$(6,406)	(21.2)%
Technology and analytics expense decreased by $6.4 million, or 21.2%, from $30.2 million to $23.8 million. The decrease was primarily attributable to a $5.1 million decrease in personnel-related costs. Additionally, there was a $0.7 million decrease in occupancy costs due to the lease terminations which occurred during the first quarter of 2018, a $0.8 million decrease in technology depreciation and a $0.4 million decrease in credit marketing data expense. This was offset by a $0.6 million increase in technology consultant spend.

Processing and servicing

	Six Months Ended June 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$10,262	5.5%	$9,361	5.2%	$901	9.6%
Processing and servicing expense increased by $0.9 million, or 9.6%, from $9.4 million to $10.3 million. The increase was primarily attributable to an increase in costs associated with the increase of originations.
General and administrative

	Six Months Ended June 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$33,759	18.2%	$21,477	12.0%	$12,282	57.2%
General and administrative expense increased by $12.3 million, or 57.2%, from $21.5 million to $33.8 million. The increase was primarily attributable to a $5.7 million charge related to the lease terminations in the New York and Denver offices. We also had a $2.3 million increase in personnel-related costs. Additionally, we recorded a $1.4 million of debt extinguishment costs to write off the remaining balance of deferred issuance fees in connection with the extinguishment of the ODAST II 2016-1 debt that was prepaid during the second quarter of 2018. The loss related to foreign currency transactions and holdings increased in the six months ended June 30, 2018, increasing expenses by $2.5 million, driven by the driven by the decreased value in exchange rates relative to the US Dollar in the second quarter of 2018 compared to the second quarter of 2017. Consulting fees also increased by $0.6 million

Liquidity and Capital Resources

During the second quarter of 2018, we originated $586.7 million of loans and during the six months ended June 30, 2018 we originated $1.2 billion of loans utilizing a diversified set of funding sources, including cash on hand, third-party lenders (through debt facilities and securitization), and the cash generated by our operating, investing and financing activities.
Cash on Hand
At June 30, 2018, we had approximately $74 million of cash on hand to fund our future operations compared to approximately $71 million at December 31, 2017.
Current Debt Facilities
The following table summarizes our current debt facilities available for funding our lending activities, referred to as funding debt, and our operating expenditures, referred to as corporate debt, as of June 30, 2018.

	Maturity Date	Weighted Average Interest Rate at June 30, 2018	Borrowing Capacity	Principal Outstanding
			(in millions)
Funding Debt:
OnDeck Asset Securitization Trust II LLC	April 2022 (1)	3.8%	$225.0	$225.0
OnDeck Account Receivables Trust 2013-1 LLC	March 2019	4.7%	214.1	87.4
Receivable Assets of OnDeck, LLC	November 2018	5.5%	119.7	92.6
On Deck Asset Company, LLC	May 2019	9.3%	100.0	73.6
OnDeck Asset Funding I, LLC	February 2020 (2)	9.2%	150.0	75.0
Prime OnDeck Receivable Trust II, LLC	December 2018	4.7%	125.0	68.4
Loan Assets of OnDeck, LLC	October 2022 (3)	4.0%	100.0	72.2
Other Agreements	Various (4)	8.0%	124.2	67.5
Total Funding Debt (5)		5.6%	$1,158.0	$761.9
Corporate Debt:
On Deck Capital, Inc.	October 2018	6.0%	$30.0	$—
_________________________
(1) The period during which new borrowings may be made under this facility expires in March 2020.
(2) The period during which new borrowings may be made under this debt facility expires in February 2019.
(3) The period during which new borrowings may be made under this debt facility expires in April 2022.
(4) Maturity dates range from July 2018 through November 2020.
(5) May not sum due to rounding.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by restrictions that limit concentration risk and eligibility. The debt facilities contain thresholds, known as concentration limitations, which restrict a debt facility’s collateral pool from being overly concentrated with loans that share pre-defined loan characteristics. In addition, debt facilities contain restrictions that limit the eligibility criteria of loans that may be financed, such as term length, loan amount and a borrower's home country. Loans that do not meet the criteria to be financed are referred to as ineligible loans. To the extent such concentration limits are exceeded or loans are deemed ineligible, newly originated loans with the pre-defined loan characteristics subject to that concentration limit or eligibility criteria may not be financed despite available capacity under the debt facilities.
OnDeck Marketplace
OnDeck Marketplace is our proprietary whole loan sale platform that allows participating third-party institutional investors to directly purchase small business loans from us. OnDeck Marketplace participants enter into whole loan purchase agreements, so as to purchase a pre-determined dollar amount of loans that satisfy certain eligibility criteria. The loans are sold to the participant at a pre-determined purchase price above par. We recognize a gain or loss from OnDeck Marketplace loans when sold. We currently act as servicer in exchange for a servicing fee with respect to the loans purchased by the applicable OnDeck Marketplace participant. No loans were sold during the six months ended June 30, 2018. During the six months ended June 30, 2017, we sold loans with an unpaid principal balance of $50.2 million through OnDeck Marketplace. The proportion of loans we sell through OnDeck

Marketplace largely depends on the premiums available to us as well as the cost and availability of other sources of liquidity. During the six months ended June 30, 2018, we did not sell any loans through OnDeck Marketplace and relied on liquidity from operating and financing activities. However, we may elect to make OnDeck Marketplace loan sales in the future to provide us an additional source of liquidity and to maintain active relationships with our institutional loan purchasers.
Cash and Cash Equivalents, Loans (Net of Allowance for Loan Losses), and Cash Flows
The following table summarizes our cash and cash equivalents, loans (net of ALLL) and cash flows:

	As of and for the Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash and cash equivalents	$74,262	$77,936
Restricted cash	$44,189	$54,166
Loans held for investment, net	$922,530	$865,255
Cash provided by (used in):
Operating activities	$118,493	$96,995
Investing activities	$(177,736)	$(80,910)
Financing activities	$64,277	$(8,748)
Our cash and cash equivalents at June 30, 2018 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Our restricted cash represents funds held in accounts as reserves on certain debt facilities and as collateral for issuing bank partner transactions. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements.
Cash Flows
Operating Activities
For the six months ended June 30, 2018, net cash provided by our operating activities was $118.5 million, which was primarily the result of interest payments from our customers of $211.3 million, less $70.7 million utilized to pay our operating expenses and $21.4 million we used to pay the interest on our debt (both funding and corporate). During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $3.1 million.
For the six months ended June 30, 2017, net cash provided by our operating activities was $97.0 million, which was primarily the result of cash received from our customers including interest payments of $202.4 million, plus proceeds from sale of loans held for sale of $42.7 million, less $40.4 million of loans held for sale originations in excess of loan repayments received, $85.9 million utilized to pay our operating expenses and $21.3 million we used to pay the interest on our debt (both funding and corporate) and $1.0 million of origination costs paid in excess of fees collected. During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $7.3 million.
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

For the six months ended June 30, 2018, net cash used to fund our investing activities was $177.7 million, and consisted primarily of $144.1 million of loan originations in excess of loan repayments received, $29.6 million of origination costs paid in excess of fees collected and $3.2 million for the purchase of property, equipment and software and capitalized internal-use software development costs.

For the six months ended June 30, 2017, net cash used to fund our investing activities was $80.9 million and consisted primarily of $66.7 million of loan originations in excess of loan repayments received, $21.3 million of origination costs paid in excess of fees collected, $13.7 million for the purchase of loans, a $9.7 million increase in restricted cash and $2.9 million for the purchase of property, equipment and software and capitalized internal-use software development costs. These uses of cash were partially offset by $10.0 million of proceeds from sales of loans held for investment.
Financing Activities
Our financing activities have consisted primarily of net borrowings from our securitization facility and our revolving debt facilities as well as the issuance of common stock.
For the six months ended June 30, 2018, net cash provided by our financing activities was $64.3 million and consisted primarily of $64.4 million in net additional debt drawn down from our debt facilities and $3.7 million of payments of debt issuance costs. These uses of cash were partially offset by $3.4 million of net cash received from noncontrolling interest, and $0.7 million of cash received from the issuance of common stock under the employee stock purchase plan.

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

We estimate that at June 30, 2018, approximately $305 million of our own cash had been invested in our loan portfolio, approximately two-thirds of which was used to fund our portfolio's residual value and the remainder was used to fund ineligible loans. While investing in our portfolio's residual value is a requirement of our funding model and will remain a use of cash so long as we continue to grow loan balances, the use of cash to fund ineligible loans may be mitigated if and to the extent we obtain funding capacity that permits the funding of the ineligible loans, either through debt facilities or OnDeck Marketplace.

As of June 30, 2018, approximately $572.3 million of our funding debt capacity was scheduled to expire before June 30, 2019.

On April 13, 2018, our wholly-owned subsidiary, Loan Assets of OnDeck, LLC, established a new asset-backed revolving debt facility with a commitment amount of $100 million and an interest rate of 1-month LIBOR + 2.0%. The period during which new borrowings may be made under this facility expires on April 13, 2022 and the final maturity date is October 13, 2022.

On April 17, 2018, our wholly-owned subsidiary, OnDeck Asset Securitization Trust II LLC, issued $225 million in initial principal amount of fixed-rate asset backed offered notes in a securitization transaction. The notes were issued in four classes with a weighted average fixed interest rate of 3.75%. The revolving period expires on March 31, 2020 and the final maturity date is April 2022. The net proceeds of this transaction were used, together with other available funds, to voluntarily prepay in full all $250 million of notes from a prior securitization.

On June 27, 2018, our wholly-owned subsidiary of the Company, Canada OnDeck Asset Funding, L.P, established a new asset-backed revolving debt facility with a commitment amount of CAD25 million and an additional CAD25 million of capacity available at the discretion of the lenders.  The interest rate for the facility is a commercial paper rate + 4%. The period during which new borrowings may be made under this facility expires on June 27, 2020 and the final maturity date is June 27, 2021.

On June 28, 2018, OnDeck Funding Trust No. 2, a wholly-owned subsidiary of On Deck Capital Australia Pty Ltd, established a new asset-backed revolving debt facility with a commitment amount of AUD75 million.  The interest rate for the facility is 1 Month BBSW+ 3.75%.  The period during which new borrowings may be made under this facility expires on December 28, 2019 and the final maturity date is June 28, 2020.

In order to maintain or grow our loan originations over the next 12 months, we will be required to extend existing debt facilities that have borrowing period expirations or final maturities during that period and/or secure new funding.  We currently expect to be able to do so on market terms.

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

Contractual Obligations
Other than as described under the subheading "Liquidity and Capital Resources," and in Note 5 and Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, there have been no material changes in our commitments under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
As a result of the lease terminations described more fully in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements, our contractual obligations under our operating leases have decreased subsequent to year-end by approximately $23.4 million. Our projected future cash payments related to our operating leases are as follows:

Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
	(in thousands)
Operating leases	$ 55,304	$6,424	$13,386	$12,641	$22,853

Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of
Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.
 Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our current and prospective investors should carefully consider the risks described in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, and other documents that we file with the SEC from time to time which are available on the SEC website at www.sec.gov, and all other information contained in this report, including our unaudited condensed consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Cautionary Note Regarding Forward-Looking Statements,” before making investment decisions regarding our securities. The risks and uncertainties in our Form 10-K are not the only ones we face, but include the most significant factors currently known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of these risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

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
10.1
Credit Agreement, dated as of April 13, 2018, by and among Loan Assets of OnDeck, LLC, as Borrower, the Lenders party thereto from time to time, 20 Gates Management LLC, as Administrative Agent for the Class A Lenders and Deutsche Bank Trust Company Americas, as Paying Agent and as Collateral Agent for the Secured Parties.
Filed herewith.
10.2	Amendment No. 1 to the Base Indenture, dated April 17, 2018, by and between OnDeck Asset Securitization Trust II LLC and Deutsche Bank Trust Company Americas.	Filed herewith.
10.3	Series 2018-1 Indenture Supplement, dated April 17, 2018, by and between OnDeck Asset Securitization Trust II LLC and Deutsche Bank Trust Company Americas.	Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	All exhibits incorporated by reference to the Registrant's Form S-1 or S-1/A registration statements relate to Registration No. 333-200043

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Deck Capital, Inc.

/s/ Kenneth A. Brause
Kenneth A. Brause Chief Financial Officer (Principal Financial Officer)
Date: August 7, 2018

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia Chief Accounting Officer (Principal Accounting Officer)
Date: August 7, 2018