Form 10-Q
period 2018-09-30
On Deck Capital, Inc.
filed 2018-11-06
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
YES ☐ NO ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2018 was 75,046,285.

On Deck Capital, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$71,304	$71,362
Restricted cash	48,919	43,462
Loans held for investment	1,117,828	952,796
Less: Allowance for loan losses	(133,644)	(109,015)
Loans held for investment, net	984,184	843,781
Property, equipment and software, net	16,286	23,572
Other assets	19,240	13,867
Total assets	$1,139,933	$996,044
Liabilities and equity
Liabilities:
Accounts payable	$5,651	$2,674
Interest payable	2,132	2,330
Funding debt	812,428	684,269
Corporate debt	—	7,985
Accrued expenses and other liabilities	29,500	32,730
Total liabilities	849,711	729,988
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 78,631,018 and 77,284,266 shares issued and 75,029,010 and 73,822,001 outstanding at September 30, 2018 and December 31, 2017, respectively.	393	386
Treasury stock—at cost	(8,766)	(7,965)
Additional paid-in capital	503,049	492,509
Accumulated deficit	(209,191)	(222,833)
Accumulated other comprehensive loss	(503)	(52)
Total On Deck Capital, Inc. stockholders' equity	284,982	262,045
Noncontrolling interest	5,240	4,011
Total equity	290,222	266,056
Total liabilities and equity	$1,139,933	$996,044
The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Interest income	$99,476	$80,122	$278,216	$250,954
Gain on sales of loans	—	146	—	1,890
Other revenue	3,523	3,398	10,681	10,365
Gross revenue	102,999	83,666	288,897	263,209
Cost of revenue:
Provision for loan losses	39,102	39,582	108,688	118,495
Funding costs	11,665	11,330	35,688	34,223
Total cost of revenue	50,767	50,912	144,376	152,718
Net revenue	52,232	32,754	144,521	110,491
Operating expense:
Sales and marketing	10,845	11,903	32,875	42,090
Technology and analytics	13,418	11,748	37,224	41,960
Processing and servicing	5,302	4,160	15,564	13,521
General and administrative	13,107	9,440	46,866	30,917
Total operating expense	42,672	37,251	132,529	128,488
Income (loss) from operations	9,560	(4,497)	11,992	(17,997)
Other expense:
Interest expense	63	35	157	706
Total other expense	63	35	157	706
Income (loss) before provision for income taxes	9,497	(4,532)	11,835	(18,703)
Provision for income taxes	—	—	—	—
Net income (loss)	9,497	(4,532)	11,835	(18,703)
Less: Net income (loss) attributable to noncontrolling interest	(272)	(458)	(1,807)	(2,073)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$9,769	$(4,074)	$13,642	$(16,630)
Net income (loss) per share attributable to On Deck Capital, Inc. common stockholders:
Basic	$0.13	$(0.06)	$0.18	$(0.23)
Diluted	$0.12	$(0.06)	$0.17	$(0.23)
Weighted-average common shares outstanding:
Basic	74,715,592	73,272,085	74,362,211	72,613,221
Diluted	79,372,491	73,272,085	78,314,719	72,613,221
Comprehensive income (loss):
Net income (loss)	$9,497	$(4,532)	$11,835	$(18,703)
Other comprehensive income (loss):
Foreign currency translation adjustment	(306)	246	(815)	682
Comprehensive income (loss)	9,191	(4,286)	11,020	(18,021)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(138)	111	(367)	307
Less: Net income (loss) attributable to noncontrolling interest	(272)	(458)	(1,807)	(2,073)
Comprehensive income (loss) attributable to On Deck Capital, Inc. common stockholders	$9,601	$(3,939)	$13,194	$(16,255)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$11,835	$(18,703)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	108,688	118,495
Depreciation and amortization	6,232	7,623
Amortization of debt issuance costs	5,575	2,777
Stock-based compensation	8,852	9,521
Amortization of net deferred origination costs	41,180	36,419
Changes in servicing rights, at fair value	223	1,440
Gain on sales of loans	—	(1,890)
Unfunded loan commitment reserve	829	227
Gain on extinguishment of debt	—	(312)
Loss on disposal of fixed assets	5,667	—
Gain on lease termination	(1,481)	—
Changes in operating assets and liabilities:
Other assets	(7,064)	2,106
Accounts payable	2,977	(2,353)
Interest payable	(198)	91
Accrued expenses and other liabilities	(1,128)	(7,641)
Originations of loans held for sale	—	(44,489)
Capitalized net deferred origination costs of loans held for sale	—	(1,128)
Proceeds from sale of loans held for sale	—	45,921
Principal repayments of loans held for sale	—	1,039
Net cash provided by operating activities	182,187	149,143
Cash flows from investing activities
Purchases of property, equipment and software	(677)	(1,129)
Capitalized internal-use software	(3,738)	(2,226)
Originations of term loans and lines of credit, excluding rollovers into new originations	(1,566,889)	(1,302,889)
Proceeds from sale of loans held for investment	—	12,396
Payments of net deferred origination costs	(46,659)	(32,747)
Principal repayments of term loans and lines of credit	1,324,078	1,220,673
Purchase of loans	(801)	(13,730)
Net cash used in investing activities	(294,686)	(119,652)
Cash flows from financing activities
Investments by noncontrolling interests	3,403	3,443
Purchase of treasury shares	(801)	(864)
Proceeds from exercise of stock options and warrants	76	490
Issuance of common stock under employee stock purchase plan	1,435	1,838
Proceeds from the issuance of funding debt	672,522	133,318
Proceeds from the issuance of corporate debt	25,000	24,200
Payments of debt issuance costs	(5,460)	(3,228)

	Nine Months Ended September 30,
	2018	2017
Repayments of funding debt principal	(544,586)	(156,477)
Repayments of corporate debt principal	(33,000)	(35,000)
Distribution to noncontrolling interest	—	(1,000)
Net cash provided by (used in) financing activities	118,589	(33,280)
Effect of exchange rate changes on cash and cash equivalents	(691)	824
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,399	(2,965)
Cash, cash equivalents, and restricted cash at beginning of year	114,824	123,986
Cash, cash equivalents, and restricted cash at end of period	$120,223	$121,021

Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$71,304	$64,292
Restricted cash	48,919	56,729
Total cash, cash equivalents and restricted cash	$120,223	$121,021

Supplemental disclosure of other cash flow information
Cash paid for interest	$32,329	$31,467
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$180	$154
Unpaid principal balance of term loans rolled into new originations	$258,220	$220,925

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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows.  ASU 2016-18 clarifies that transfers between cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are not part of the entity’s operating, investing, and financing activities, and details of those transfers should not be reported as cash flow activities in the statement of cash flows. It requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new standard effective January 1, 2018 using the retrospective transition method for each period presented and no longer present restricted cash as a reconciling item in our consolidated statement of cash flows. For the nine months ended September 30, 2017, cash flows from investing activities increased $12.3 million and the net decrease in cash and cash equivalents of $15.3 million became a net decrease in cash, cash equivalents and restricted cash of $3.0 million.

Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases, which creates ASC 842, Leases, and supersedes ASC 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The new standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU provides a prospective transition option that would not require earlier periods to be restated upon adoption. We expect that most of our operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the standard that will result in an offsetting increase in assets and liabilities on the Consolidated Balance Sheet. We do not expect the standard to impact our future results of operations or cash flows. The Company will adopt the standard in the first quarter of 2019 and apply the standard prospectively as of the adoption date. We expect to elect the package of practical expedients afforded under the standard which permit an entity not to: (i) reassess whether existing or expired contracts are or contain a lease, (ii) reassess the lease classification, and (iii) reassess any initial direct costs for any existing leases.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 will change the impairment model and how entities measure credit losses for most financial assets. The standard requires entities to use the new expected credit loss impairment model which will replace the incurred loss model used today. The new guidance will be effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted after December 15, 2018, however, we anticipate adopting the standard on January 1, 2020. We are currently assessing the impact that the adoption of this guidance will have on our consolidated financial statements.
2. Earnings Per Common Share
Basic and diluted net income (loss) per common share is calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net Income (loss)	$9,497	$(4,532)	$11,835	$(18,703)
Less: Net income (loss) attributable to noncontrolling interest	(272)	(458)	(1,807)	(2,073)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$9,769	$(4,074)	$13,642	$(16,630)
Denominator:
Weighted-average common shares outstanding, basic	74,715,592	73,272,085	74,362,211	72,613,221
Net income (loss) per common share, basic	$0.13	$(0.06)	$0.18	$(0.23)
Effect of dilutive securities	4,656,899	—	3,952,508	—
Weighted-average common shares outstanding, diluted	79,372,491	73,272,085	78,314,719	72,613,221
Net income (loss) per common share, diluted	$0.12	$(0.06)	$0.17	$(0.23)
Anti-dilutive securities excluded	3,020,562	11,813,427	5,169,484	11,813,427

The difference between basic and diluted income per common share has been calculated using the Treasury Stock Method based on the assumed exercise of outstanding stock options, the vesting of restricted stock awards, and the issuance of stock under our employee stock purchase plan. For the three and nine months ended September 30, 2017, the effects of potentially dilutive items were anti-dilutive given our net losses. The following common share equivalent securities have been included in the calculation of dilutive weighted-average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Dilutive Common Share Equivalents
Weighted Average common shares outstanding	74,715,592	73,272,085	74,362,211	72,613,221
Restricted stock units	1,616,072	—	1,083,237	—
Stock options	3,040,827	—	2,869,271	—
Employee stock purchase program	—	—	—	—
Total dilutive common share equivalents	79,372,491	73,272,085	78,314,719	72,613,221

The following common share equivalent securities were excluded from the calculation of diluted net income per share attributable to common stockholders. Their effect would have been antidilutive for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Anti-Dilutive Common Share Equivalents
Warrants to purchase common stock	22,000	22,000	22,000	22,000
Restricted stock units	124,582	3,528,871	527,326	3,528,871
Stock options	2,840,298	8,227,736	4,586,476	8,227,736
Employee stock purchase program	33,682	34,820	33,682	34,820
Total anti-dilutive common share equivalents	3,020,562	11,813,427	5,169,484	11,813,427

The weighted-average exercise price for warrants to purchase 22,000 shares of common stock was $14.50 as of September 30, 2018. A warrant to purchase 1,985,846 shares expired in September 2018 as a result of performance conditions not being met by that time. That warrant was excluded in the prior year periods from the anti-dilutive common share equivalents as performance obligations had not been met.
3. Loans Held for Investment and Allowance for Loan Losses
Loans Held for Investment and Allowance for Loan Losses
Loans held for investment consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Term loans	$928,091	$804,227
Lines of credit	167,702	132,012
Total unpaid principal balance	1,095,792	936,239
Net deferred origination costs	22,036	16,557
Total loans held for investment	$1,117,828	$952,796
During the nine months ended September 30, 2018 and 2017, we paid $0.8 million and $13.7 million, respectively, to purchase term loans that we previously sold to a third party.
We include both loans we originate and loans originated by our issuing bank partner and later purchased by us as part of our originations. During the three months ended September 30, 2018 and 2017 we purchased loans from our issuing bank partner in the amount of $112.1 million and $101.6 million, respectively. During the nine months ended September 30, 2018 and 2017 we purchased loans from our issuing bank partner in the amount of $360.6 million and $367.3 million, respectively.

The change in the allowance for loan losses for the three months and nine months ended September 30, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$124,058	$105,217	$109,015	$110,162
Recoveries of loans previously charged off	3,306	5,330	9,857	12,173
Loans charged off	(32,822)	(45,257)	(93,916)	(135,958)
Provision for loan losses	39,102	39,582	108,688	118,495
Allowance for loan losses at end of period	$133,644	$104,872	$133,644	$104,872
When loans are charged off, we typically continue to attempt to recover amounts from the respective borrowers and guarantors, including, when we deem it appropriate, through formal legal action. Alternatively, we may sell previously charged-off loans to a third-party debt collector.  The proceeds from these sales are recorded as a component of the recoveries of loans previously charged off. For the three months ended September 30, 2018 and 2017, previously charged-off loans sold accounted for $0.2 million and $2.4 million, respectively, of recoveries of loans previously charged off. For the nine months ended September 30, 2018 and 2017, previously charged-off loans sold accounted for $0.9 million and $6.2 million, respectively, of recoveries of loans previously charged off.
As of September 30, 2018 and December 31, 2017, our off-balance sheet credit exposure related to the undrawn line of credit balances was $243.2 million and $204.6 million, respectively. The related reserve on unfunded loan commitments was $5.2 million and $4.4 million as of September 30, 2018 and December 31, 2017, respectively. Net adjustments to the accrual for unfunded loan commitments are included in general and administrative expense.
The following table contains information, on a combined basis, regarding the unpaid principal balance of loans we originated and the amortized cost of loans purchased from third parties other than our issuing bank partner related to current, paying and non-paying delinquent loans as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Current loans	$1,002,932	$850,060
Delinquent: paying (accrual status)	52,275	49,252
Delinquent: non-paying (non-accrual status)	40,585	36,927
Total	$1,095,792	$936,239
The portion of the allowance for loan losses attributable to current loans was $87.1 million and $74.0 million as of September 30, 2018 and December 31, 2017, respectively, while the portion of the allowance for loan losses attributable to delinquent loans was $46.5 million and $35.0 million as of September 30, 2018 and December 31, 2017, respectively.
The following table shows an aging analysis of the unpaid principal balance related to loans held for investment by delinquency status as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
By delinquency status:
Current loans	$1,002,932	$850,060
1-14 calendar days past due	22,573	23,611
15-29 calendar days past due	10,261	12,528
30-59 calendar days past due	18,671	22,059
60-89 calendar days past due	15,161	12,809
90 + calendar days past due	26,194	15,172
Total unpaid principal balance	$1,095,792	$936,239

4. Servicing Rights

As of September 30, 2018 and December 31, 2017, the remaining unpaid principal balance of term loans we serviced that previously were sold was $132.0 million and $181.0 million, respectively. No loans were sold during the three and nine months ended September 30, 2018. During the three months and nine months ended September 30, 2017, we sold through OnDeck Marketplace loans with an unpaid principal balance of $5.3 million and $55.5 million, respectively.
For the three months ended September 30, 2018 and 2017, we earned $0.1 million and $0.4 million of servicing revenue, respectively. For the nine months ended September 30, 2018 and 2017, we earned $0.6 million and $1.3 million of servicing revenue, respectively.
The following table summarizes the activity related to the fair value of our servicing assets for the three months and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fair value at the beginning of period	$29	$701	$154	$1,131
Addition:
Servicing resulting from transfers of financial assets	16	275	78	938
Changes in fair value:
Change in inputs or assumptions used in the valuation model	—	—	—	—
Other changes in fair value (1)	(36)	(347)	(223)	(1,440)
Fair value at the end of period (Level 3)	$9	$629	$9	$629
(1) Represents changes due to collection of expected cash flows through September 30, 2018 and 2017.
5. Debt
The following table summarizes our outstanding debt as of September 30, 2018 and December 31, 2017 (in thousands):

				Outstanding
	Type	Maturity Date	Weighted Average Interest Rate at September 30, 2018	September 30, 2018	December 31, 2017
Funding Debt:
ODAST II Series 2018-1	Securitization	April 2022 (1)	3.8%	$225,000	$—
ODAST II Series 2016-1	Securitization	May 2020 (2)	N/A	—	250,000
ODART	Revolving	March 2019	4.7%	120,985	102,058
RAOD	Revolving	November 2018	5.3%	111,542	86,478
ODAC	Revolving	May 2019 (3)	N/A	—	62,350
ODAF	Revolving	February 2020 (3)	N/A	—	75,000
ODAF II	Revolving	August 2022 (4)	4.4%	111,119	—
PORT II	Revolving	December 2018	4.7%	110,605	63,851
LAOD	Revolving	October 2022 (5)	4.1%	95,096	—
Other Agreements	Various	Various (6)	7.4%	44,194	50,706
			4.6%	818,541	690,443
Deferred debt issuance cost				(6,113)	(6,174)
Total Funding Debt				$812,428	$684,269

Corporate Debt:
Square 1	Revolving	October 2018 (7)	6.5%	—	8,000
Deferred debt issuance cost				—	(15)
Total Corporate Debt				$—	$7,985

(1) The period during which new borrowings may be made under this facility expires in March 2020.

(2) In April 2018, we issued $225 million of debt in a new ODAST II securitization transaction (Series 2018-1) and the net proceeds were used, together with other available funds, to voluntarily prepay in full all $250 million of the prior Series 2016-1 Notes.
(3) This debt facility was voluntarily repaid in full and terminated in August 2018.
(4) The period during which new borrowings may be made under this debt facility expires in August 2021.
(5) The period during which new borrowings may be made under this debt facility expires in April 2022.
(6) Maturity dates range from January 2020 through June 2021.
(7) In October 2018 this debt facility was amended to extend the maturity date to January 2019.
On August 8, 2018, our wholly-owned subsidiary, OnDeck Asset Funding II LLC, established a new asset-backed revolving debt facility with a commitment amount of $175 million and an interest rate of 1-month LIBOR + 3.0%. The period during which new borrowings may be made under this facility expires on August 6, 2021 and the final maturity date is August 8, 2022. Concurrent with closing this facility, the Company optionally prepaid in full and terminated the $100 million asset-backed revolving debt facility by and between, among others, On Deck Asset Company, LLC, as borrower, and WM 2016-1, LLC, as administrative agent.
On August 14, 2018, our wholly-owned subsidiary, OnDeck Asset Funding I LLC, voluntarily prepaid in full and terminated the $150 million asset-backed revolving debt facility originally entered into in August 2016 by and between, among others, OnDeck Asset Funding I LLC, as borrower, and Ares Agent Services, L.P., as administrative agent.
On October 4, 2018, On Deck Capital, Inc. amended its existing $30 million revolving debt facility to extend the maturity date of the facility to January 2019 and made various technical, definitional, conforming and other changes.
Certain of our loans held for investment are pledged as collateral for borrowings in our funding debt facilities. These loans totaled $970.2 million and $852.3 million as of September 30, 2018 and December 31, 2017, respectively. Our corporate debt facility is collateralized by substantially all of our assets.

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$9	$9
Total assets	$—	$—	$9	$9

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$154	$154
Total assets	$—	$—	$154	$154
There were no transfers between levels for the nine months ended September 30, 2018 or December 31, 2017.

The following tables presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurement as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Unobservable input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service(1)	0.04%	0.13%	0.13%
	Renewal rate	41.06%	51.83%	50.56%
	Default rate	10.63%	10.92%	10.68%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance.

	December 31, 2017
	Unobservable input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service(1)	0.04%	0.13%	0.12%
	Renewal rate	41.06%	51.83%	49.59%
	Default rate	10.63%	10.92%	10.70%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance.

Changes in certain of the unobservable inputs noted above may have a significant impact on the fair value of our servicing asset. The following table summarizes the effect adverse changes in estimate would have on the fair value of the servicing asset as of September 30, 2018 and December 31, 2017 given hypothetical changes in default rate and cost to service (in thousands):

	September 30, 2018	December 31, 2017
	Servicing Assets
Default rate assumption:
Default rate increase of 25%	$(3)	$(40)
Default rate increase of 50%	$(5)	$(76)
Cost to service assumption:
Cost to service increase by 25%	$(4)	$(63)
Cost to service increase by 50%	$(9)	$(126)
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

	September 30, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment, net	$984,184	$1,095,854	$—	$—	$1,095,854
Total assets	$984,184	$1,095,854	$—	$—	$1,095,854

Liabilities:
Fixed-rate debt	$232,982	$223,022	$—	$—	$223,022
Total fixed-rate debt	$232,982	$223,022	$—	$—	$223,022

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment, net	$843,781	$932,343	$—	$—	$932,343
Total assets	$843,781	$932,343	$—	$—	$932,343

Liabilities:
Fixed-rate debt	$300,706	$293,512	$—	$—	$293,512
Total fixed-rate debt	$300,706	$293,512	$—	$—	$293,512

7. Noncontrolling Interest
The following tables summarize changes in equity, including the equity attributable to noncontrolling interests, for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30, 2018
	On Deck Capital, Inc's stockholders' equity	Noncontrolling interest	Total
Balance as of January 1, 2018	$262,045	$4,011	$266,056
Net income (loss)	13,642	(1,807)	11,835
Stock based compensation	8,573	—	8,573
Exercise of options and warrants	76	—	76
Employee Stock Purchase Plan	1,895	—	1,895
Cumulative translation adjustment	(448)	(367)	(815)
Purchase of treasury shares	(801)	—	(801)
Investments by noncontrolling interests	—	3,403	3,403
Balance at September 30, 2018	284,982	5,240	290,222

Comprehensive loss:
Net income (loss)	13,642	(1,807)	11,835
Other comprehensive income (loss):
Foreign currency translation adjustment	(448)	(367)	(815)
Comprehensive income (loss):	$13,194	$(2,174)	$11,020

	Nine Months Ended September 30, 2017
	On Deck Capital, Inc.'s stockholders' equity	Noncontrolling interest	Total
Balance as of January 1, 2017	$259,525	$4,072	$263,597
Net income (loss)	(16,630)	(2,073)	(18,703)
Stock based compensation	9,115	—	9,115
Exercise of options and warrants	490	—	490
Employee stock purchase plan	2,299	—	2,299
Cumulative translation adjustment	375	307	682
Purchase of treasury shares	(864)	—	(864)
Investments by noncontrolling interests	—	3,443	3,443
Return of equity to noncontrolling interest	—	(959)	(959)
Balance at September 30, 2017	254,310	4,790	259,100

Comprehensive loss:
Net income (loss)	(16,630)	(2,073)	(18,703)
Other comprehensive income (loss):
Foreign currency translation adjustment	375	307	682
Comprehensive income (loss):	$(16,255)	$(1,766)	$(18,021)

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
8. Stock-Based Compensation and Employee Benefit Plans
Options

The following is a summary of option activity for the nine months ended September 30, 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	7,918,853	$5.75	—	—
Granted	1,031,550	$5.41	—	—
Exercised	(531,747)	$0.98	—	—
Forfeited	(212,410)	$8.17	—	—
Expired	(185,067)	$10.91	—	—
Outstanding at September 30, 2018	8,021,179	$5.84	5.9	$24,922
Exercisable at September 30, 2018	6,329,697	$5.76	5.2	$21,739
Vested and expected to vest as of September 30, 2018	7,917,209	$5.85	5.9	$24,694
Total compensation cost related to nonvested option awards not yet recognized as of September 30, 2018 was $3.4 million and will be recognized over a weighted-average period of approximately 2.0 years. The aggregate intrinsic value of employee options exercised during the nine months ended September 30, 2018 and 2017 was $2.9 million and $5.0 million, respectively.

Restricted Stock Units

The following table summarizes our Restricted Stock Units ("RSUs") and Performance Restricted Stock Units ("PRSUs") activity during the nine months ended September 30, 2018:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	3,342,640	$6.18
RSUs and PRSUs granted	1,304,194	$5.71
RSUs vested	(514,972)	$7.60
RSUs forfeited/expired	(404,092)	$6.30
Unvested at September 30, 2018	3,727,770	$5.80
Expected to vest after September 30, 2018	3,066,327	$5.86

As of September 30, 2018, there was $13 million of unrecognized compensation cost related to unvested RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.6 years.

Stock-based compensation expense related to stock options, RSUs, PRSUs and the Employee Stock Purchase Plan ("ESPP") are included in the following line items in our accompanying consolidated statements of operations for the three months and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales and marketing	$452	$538	$1,492	$1,830
Technology and analytics	621	499	1,874	1,824
Processing and servicing	77	99	278	429
General and administrative	1,698	1,920	5,208	5,438
Total	$2,848	$3,056	$8,852	$9,521

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
Important factors that could cause or contribute to such differences include risks relating to: our ability to attract potential customers to our platform and broaden our distribution capabilities and offerings; the degree to which potential customers apply for loans, are approved and borrow from us; anticipated trends, growth rates, loan originations, volume of loans sold and challenges in our business and in the markets in which we operate; the ability of our customers to repay loans and our ability to accurately assess creditworthiness; our ability to adequately forecast and reserve for loan losses; the impact of our decision to tighten our credit policies; our liquidity and working capital requirements, including the availability and pricing of new debt facilities, extensions and increases to existing debt facilities, increases in our corporate line of credit, securitizations and OnDeck Marketplace® sales to fund our existing operations and planned growth, including the consequences of having inadequate resources to fund additional loans or draws on lines of credit; our reliance on our third-party service providers and the effect on our business of originating loans without third-party funding sources; the impact of increased utilization of cash or incurred debt to fund originations; the effect on our business of utilizing cash for voluntary loan purchases from third parties; the effect on our business of the current credit environment and increases in interest rate benchmarks; our ability to hire and retain necessary qualified employees in a competitive labor market; practices and behaviors of members of our funding advisor channel and other third parties who may refer potential customers to us; changes in our product distribution channel mix and/or our funding mix; our ability to anticipate market needs and develop new and enhanced offerings to meet those needs; lack of customer acceptance of possible increases in interest rates and origination fees on loans; maintaining and expanding our customer base; the impact of competition in our industry and innovation by our competitors; our anticipated and unanticipated growth and growth strategies, including the introduction of new products or features, expanding the availability of our platform to other lenders through our wholly-owned ODX subsidiary and possible expansion in new or existing international markets, and our ability to effectively manage that growth; our reputation and possible adverse publicity about us or our industry; the availability and cost of our funding, including challenges in replacing existing debt facilities and arranging funding for new types of loans; the impact of funding loans from our cash reserves; locating funding sources for new types of loans that are ineligible for funding under our existing credit or securitization facilities and the possibility of reducing originations of these loan types; the effect of potential selective pricing increases; our expected utilization of OnDeck Marketplace and the available OnDeck Marketplace premiums; our failure to anticipate or adapt to future changes in our industry; the impact of the Tax Cuts and Jobs Act of 2017 and any related Treasury regulations, rules or interpretations, if and when issued; our ability to offer loans to our small business customers that have terms that are competitive with alternative sources of capital; our ability to issue new loans to existing customers that seek additional capital; the evolution of technology affecting our offerings and our markets; our compliance with applicable local, state and federal and non-U.S. laws, rules and regulations and their application and interpretation, whether existing, modified or new; our ability to adequately protect our intellectual property; the effect of litigation or other disputes to which we are or may be a party; the increased expenses and administrative workload associated with being a public company; the unenforceability of choice of law provisions in our loan agreements and any potential violation of state interest rate limit laws; our ability to successfully evaluate, consummate and integrate acquisitions; failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; the estimates and estimate methodologies used in preparing our consolidated financial statements; the future trading prices of our common stock, and the impact of securities analysts’ reports and shares eligible for future sale on these prices; our ability to prevent or discover security breaches, disruption in service and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of our platform or adversely impact our ability to service our loans; the impact of our cost rationalization programs; and other risks, including those described in Part I - Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and other documents that we file with the Securities and Exchange Commission, or SEC, from time to time which are or will be available on the SEC website at www.sec.gov.
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

Overview

We are a leading online small business lender. We make it efficient and convenient for small businesses to access financing. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources to assess the creditworthiness of small businesses rapidly and accurately. Small businesses can apply for a term loan or line of credit on our website in minutes and, using our loan decision process, including our proprietary OnDeck Score®, we can make a funding decision immediately and, if approved, transfer funds as fast as one business day. Qualified customers may have both a term loan and line of credit concurrently, which we believe provides opportunities for repeat business, as well as increased value to our customers. We originated more than $10 billion of loans since we made our first loan in 2007.
We generate the majority of our revenue through interest income and fees earned on the loans we make to our customers. Our term loans, which we offer in principal amounts ranging from $5,000 to $500,000 and with maturities of 3 to 36 months, feature fixed dollar repayments. Our lines of credit range from $6,000 to $100,000, and are generally repayable within six months of the date of the most recent draw. We earn interest on the balance outstanding and lines of credit are subject to a monthly fee unless the customer makes a qualifying minimum draw, in which case the fee is waived for the first six months. The balance of our other revenue primarily comes from our servicing and other fee income, most of which consists of marketing fees from our issuing bank partner, fees generated by OnDeck-as-a-Service through our wholly-owned subsidiary, ODX, and monthly fees earned from lines of credit.
We rely on a diversified set of funding sources for the loans we make to our customers. Our primary source of this financing has historically been debt facilities with various financial institutions. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. As of September 30, 2018, we had $818.5 million of funding debt principal outstanding and $1.0 billion total borrowing capacity under such debt facilities. No loans were sold through OnDeck Marketplace during the nine months ended September 30, 2018. During the three months and nine months ended September 30, 2017, we sold loans with an unpaid principal balance of $5.3 million and $55.5 million, respectively. Of the total principal outstanding as of September 30, 2018, including our loans held for investment, plus loans sold to OnDeck Marketplace purchasers which had a balance remaining as of September 30, 2018, 65% were funded via our debt facilities, 23% were financed via proceeds raised from our securitization transaction, 11% were funded via cash on hand and 1% were funded via OnDeck Marketplace purchasers.
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

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)		(dollars in thousands)
Originations	$647,796	$530,926	$1,825,109	$1,568,303
Effective Interest Yield	36.5%	33.1%	36.1%	33.5%
Cost of Funds Rate	6.0%	6.4%	6.5%	6.2%
Net Interest Margin*	32.9%	28.9%	32.1%	29.5%
Marketplace Gain on Sale Rate	N/A	2.7%	N/A	3.3%
Reserve Ratio	12.2%	11.1%	12.2%	11.1%
Provision Rate	6.0%	7.5%	6.0%	7.8%
15+ Day Delinquency Ratio	6.4%	7.5%	6.4%	7.5%
Net Charge-off Rate	11.1%	16.9%	11.1%	16.8%
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

On Deck Capital, Inc. and Subsidiaries
Consolidated Average Balance Sheets
(in thousands)

	Average		Average
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Assets
Cash and cash equivalents	$55,851	$59,530	$50,004	$58,595
Restricted cash	53,024	58,659	55,466	59,316
Loans held for investment	1,081,259	960,587	1,030,403	1,001,697
Less: Allowance for loan losses	(129,804)	(103,397)	(122,319)	(109,486)
Loans held for investment, net	951,455	857,190	908,084	892,211
Loans held for sale	—	—	—	462
Property, equipment and software, net	16,591	25,919	18,416	27,480
Other assets	15,967	17,843	15,302	18,483
Total assets	$1,092,888	$1,019,141	$1,047,272	$1,056,547
Liabilities and equity
Liabilities:
Accounts payable	$4,318	$3,077	$3,607	$3,377
Interest payable	2,402	2,300	2,388	2,322
Funding debt	771,483	710,601	733,601	737,864
Corporate debt	—	11,078	1,783	20,213
Accrued expenses and other liabilities	31,645	32,277	31,004	33,786
Total liabilities	809,848	759,333	772,383	797,562

Total On Deck Capital, Inc. stockholders' equity	277,570	254,731	269,924	253,716
Noncontrolling interest	5,470	5,077	4,965	5,269
Total equity	283,040	259,808	274,889	258,985
Total liabilities and equity	$1,092,888	$1,019,141	$1,047,272	$1,056,547

Memo:
Unpaid Principal Balance	$1,060,222	$944,372	$1,011,155	$983,230
Interest Earning Assets	$1,060,222	$944,372	$1,011,155	$983,689
Loans	$1,081,259	$960,587	$1,030,403	$1,002,159

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
The following table presents a reconciliation of net loss to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Share for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Reconciliation of Net Income (Loss) Attributable to OnDeck to Adjusted Net Income (Loss)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$9,769	$(4,074)	$13,642	$(16,630)
Adjustments:
Stock-based compensation expense	2,848	3,056	8,852	9,521
Real estate disposition charges	—	—	4,187	—
Severance and executive transition expenses	—	—	911	3,183
Debt Extinguishment Costs	550	—	1,935	—
Adjusted Net income (loss)	$13,167	$(1,018)	$29,527	$(3,926)

Adjusted Net income (loss) per share:
Basic	$0.18	$(0.01)	$0.40	$(0.05)
Diluted	$0.17	$(0.01)	$0.38	$(0.05)
Weighted-average common shares outstanding:
Basic	74,715,592	73,272,085	74,362,211	72,613,221
Diluted	79,372,491	73,272,085	78,314,719	72,613,221

Below are reconciliations of the Adjusted Net income (loss) per basic and diluted share to the most directly comparable measures calculated in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(per share)		(per share)
Net income (loss) per basic share attributable to On Deck Capital, Inc. common stockholders	$0.13	$(0.06)	$0.18	$(0.23)
Add / (Subtract):
Stock-based compensation expense	0.04	0.05	0.12	0.13
Real estate disposition charges	—	—	0.06	—
Severance and executive transition expenses	—	—	0.01	0.05
Debt Extinguishment Costs	0.01	—	0.03	—
Adjusted Net income (loss) per basic share	$0.18	$(0.01)	$0.40	$(0.05)

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted	2018	2017	2018	2017
	(per share)		(per share)
Net income (loss) per diluted share attributable to On Deck Capital, Inc. common stockholders	$0.12	$(0.06)	$0.17	$(0.23)
Add/ (Subtract):
Stock-based compensation expense	0.04	0.05	0.12	0.13
Real estate disposition charges	—	—	0.05	—
Severance and executive transition expenses	—	—	0.01	0.05
Debt Extinguishment Costs	0.01	—	0.03	—
Adjusted Net income (loss) per diluted share	$0.17	$(0.01)	$0.38	$(0.05)

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
Our use of Net Interest Margin has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
Net Interest Margin is the rate of net return we achieve on our Average Interest Earning Assets outstanding during a period. It only includes interest income and funding costs and excludes all other revenues and operating expenses. As a result, it does not represent our overall financial results or profitability.

•	Funding costs do not reflect interest associated with debt used for corporate purposes.

The following table presents a reconciliation of interest income to Net Interest Margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Reconciliation of Interest Income to Net Interest Margin (NIM)
Interest income	$99,476	$80,122	$278,216	$250,954
Less: Funding costs	(11,665)	(11,330)	(35,688)	(34,223)
Net interest income	87,811	68,792	242,528	216,731
Divided by: calendar days in period	92	92	273	273
Net interest income per calendar day	955	748	888	794
Multiplied by: calendar days per year	365	365	365	365
Annualized net interest income	348,575	273,020	324,120	289,810
Divided by: Average Interest Earning Assets	$1,060,222	$944,372	$1,011,155	$983,689
Net Interest Margin (NIM)	32.9%	28.9%	32.1%	29.5%

Key Factors Affecting Our Performance

Investment in Long-Term Growth
The core elements of our growth strategy include:
•expanding our financing offerings;
•acquiring new customers;
•broadening our distribution capabilities through strategic partners and funding advisors;
•enhancing our technology, data and analytics capabilities;
•extending customer lifetime value; and
•developing and growing ODX.
We plan to continue to invest significant resources to accomplish these goals. As a result, our total operating expense increased in absolute dollars during the first nine months of 2018 and we anticipate it will continue to increase through 2019. These investments are intended to contribute to our long-term growth, but they may affect our near-term financial results.
In October 2018, we announced the launch of ODX, a wholly-owned subsidiary that will focus on helping banks digitize their small business lending process.  ODX offers a combination of software, analytic insights, and professional services that allow banks to bring their small business lending process online.  At the core of the ODX solution is a modular and scalable SaaS platform that enables banks to either create a fully end-to-end digital experience for their customers or to select certain components for specific functions.  By utilizing ODX, banks can realize improved customer experiences, increased portfolio growth, and reduced processing costs.  We expect ODX results to reflect a period of net investment as it builds its infrastructure and capabilities to grow existing and develop additional bank relationships.
Originations

During the three months ended September 30, 2018 and September 30, 2017, we originated $647.8 million and $530.9 million of loans, respectively. During the nine months ended September 30, 2018 and September 30, 2017, we originated $1.8 billion and $1.6 billion of loans, respectively. The increase in originations for the three and nine months ended September 30, 2018 relative to the same periods in 2017 was driven by the tightening of our credit policies in the first half of 2017 which constrained 2017 originations, and in the current year periods, the addition of new customers, including those in newly credit-eligible industries, an increase in renewals from existing customers and the continued growth of our line of credit originations. Lending volume from our strategic and funding advisor channels continued to build as we grew our network of partners. It also increased in our direct channel as a result of our marketing activity and website traffic, which led to higher application volumes.
The number of weekends and holidays in a period can impact our business. Many small businesses tend to apply for loans on weekdays, and their businesses may be closed at least part of a weekend and on holidays. In addition, our loan fundings and automated customer loan repayments only occur on weekdays (excluding bank holidays).

We anticipate that our future growth will continue to depend in part on attracting new customers. As we continue to aggregate data on customers and prospective customers, we seek to use that data and our increasing knowledge to optimize our marketing spending to attract these customers as well as to continue to focus our analytics resources on better identifying potential customers. We have historically relied on all three of our channels for customer acquisition but remain focused on growing our direct and strategic partner channels. Collective originations through our direct and strategic partner channels made up 69% and 73% of total originations from all customers in the third quarter of 2018 and 2017, respectively. We plan to continue investing in direct marketing and sales, increasing our brand awareness and growing our strategic partnerships.

The following table summarizes the percentage of loans made to all customers originated by our distribution channels for the periods indicated. From time to time management is required to make judgments to determine customers' appropriate channel distribution.

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Originations (Dollars)	2018	2017	2018	2017
Direct and Strategic Partner	69%	73%	70%	73%
Funding Advisor	31%	27%	30%	27%
We originate term loans and lines of credit to customers who are new to OnDeck as well as to repeat customers. New originations are defined as new term loan originations plus all line of credit draws in the period, including subsequent draws on existing lines of credit. Renewal originations include term loans only. We believe our ability to increase adoption of our loans within our existing customer base will be important to our future growth. A component of our future growth will include increasing the length of our customer life cycle by expanding our product offerings. In both the third quarter of 2018 and 2017, originations from our repeat customers were comparable. We believe our significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in our loan features and services. Repeat customers generally show improvements in several key metrics. From our 2015 customer cohort, customers who took at least three loans grew their revenue and bank balance on average by 33% and 50%, respectively, from their initial loan to their third loan. Similarly, from our 2016 customer cohort, customers who took at least three loans grew their revenue and bank balance on average by 33% and 41%, respectively. In the third quarter of 2018, 28% of our origination volume from repeat customers was due to unpaid principal balance rolled from existing loans directly into such repeat originations. In order for a current customer to qualify for a new term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Originations (Dollars)	2018	2017	2018	2017
New	48%	45%	49%	49%
Repeat	52%	55%	51%	51%
Credit Performance
Credit performance refers to how credit losses on a portfolio of loans performs relative to expectations. A certain amount of losses are expected so credit performance must be assessed relative to pricing and expectations. Pricing is determined with the goal of generating a desired rate of return after taking portfolio estimated losses into account. When a portfolio realizes higher than estimated losses, the desired rate of return may not be achieved and that portfolio would be considered to have underperformed.

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
We evaluate and track portfolio credit performance primarily through four key financial metrics: 15+Day Delinquency Ratio; Net Charge-off Rate; Reserve Ratio; and Provision Rate.
15+ Day Delinquency Ratio
The 15+ Day Delinquency Ratio, which is the aggregate Unpaid Principal Balance for our loans that are 15 or more calendar days past due as of the end of the period as a percentage of the Unpaid Principal Balance, decreased from 7.5% at September 30, 2017 to 6.4% at September 30, 2018. This decrease is driven by continued improvement in credit, partially offset by the impact of our decision to hold certain delinquent loans for a longer period and more actively pursue collections as opposed to selling these loans earlier in our collection cycle.
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
Net Charge-off Rate

Our Net Charge-off Rate, which is calculated as our annualized net charge-offs for the period divided by the average Unpaid Principal Balance outstanding, declined from 16.9% during the three months ended September 30, 2017 to 11.1% during the three months ended September 30, 2018. Generally, the Net Charge-off Rate is expected to trail the 15+ Day Delinquency Ratio because loans become delinquent before deteriorating further to charged-off status. The reduction in Net Charge-off Rate is also related to credit improvements since early 2017.
Reserve Ratio
The Reserve Ratio, which is the allowance for loan losses divided by the Unpaid Principal Balance as of the end of a specified period, is a comprehensive measurement of our allowance for loan losses because it presents, as a percentage, the portion of the total Unpaid Principal Balance for which an allowance has been recorded. Our Reserve Ratio increased from 11.1% as of September 30, 2017 to 12.2% as of September 30, 2018. The increase in the Reserve Ratio is commensurate with our decision to hold certain delinquent loans for a longer period and more actively pursue collections as opposed to selling these loans earlier in our collection cycle. This range of Reserve Ratio is in line with our business model objectives given the characteristics of our loan portfolio and other factors.
Provision Rate

The Provision Rate is the provision for loan losses divided by the new originations volume of loans held for investment, net of originations of sales of such loans within the period. Originations include the full renewal loan principal of repeat loans, rather than the net funded amount.
Our Provision Rates decreased from 7.5% during the three months ended September 30, 2017 to 6.0% for the three months ended September 30, 2018. The decline in our Provision Rate primarily reflects our internally driven credit improvements resulting from our previously described credit tightening in the first half of 2017.
In 2017, we tightened our credit policies used to determine eligibility, pricing and loan size for certain customers. As additional seasoning took place on our loans and as our predictive model incorporated newer data, our Provision Rate generally improved during 2017. Our Provision Rate was 5.7% in the second quarter of 2018 and 6.0% in the third quarter of 2018, which is the low end of our target range. The 2018 provision rate improved relative to 2017 as a result of our improved credit policies, collection processes and fraud detection procedures. The Provision Rate for the third quarter of 2018 was generally lower than our historical Provision Rates and may not be indicative of the Provision Rate in future periods.
Two hurricanes recently struck the United States: Hurricane Florence in September 2018 and Hurricane Michael in October 2018.  These hurricanes had a catastrophic impact on the people and businesses of Florida, Georgia, South Carolina, North Carolina and Virginia. For the past few years, Florida has been one of our top five states for loan originations. For the nine months ended September 30, 2018, 10% of our total originations were in Florida and less than 1% of our Unpaid Principal Balance was in areas in Florida that had been designated as “individual assistance” disaster areas by the Federal Emergency Management Agency, or FEMA, as a result of the two hurricanes.  Hurricane Florence did not have a material impact on our financial results for the three months ended September 30, 2018.  We do not expect Hurricane Florence or Hurricane Michael will have a material impact on our financial results for the quarter ending December 31, 2018.
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
Our customers generally pay between $0.003 and $0.042 per month in interest for every dollar they borrow under one of our term loans. Historically, our term loans have been primarily quoted in “Cents on Dollar,” or COD, and lines of credit in annual percentage rate, or APR. Given the use case and payback period associated with our shorter-term loans, we believe many of our customers prefer to understand pricing on a “dollars in, dollars out” basis and are primarily focused on total payback cost. As of September 30, 2018, the APRs of our term loans outstanding ranged from 9.1% to 99.8% and the APRs of our lines of credit outstanding ranged from 12.5% to 63.2%.

We believe that our product pricing has historically fallen between traditional bank loans to small businesses and certain non-bank small business financing alternatives such as merchant cash advances.

	For the Year				For the Quarter
	2013	2014	2015	2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018	Q3 2018
Weighted Average Term Loan "Cents on Dollar" Borrowed, per Month	2.65¢	2.32¢	1.95¢	1.82¢	1.95¢	1.94¢	1.96¢	1.97¢	2.08¢	2.15¢	2.17¢
Weighted Average APR - Term Loans and Lines of Credit	63.4%	54.4%	44.5%	41.4%	44.0%	43.2%	43.8%	43.8%	46.0%	47.1%	47.5%

The pricing decrease between 2013 and 2016 was due to longer average loan term lengths, increased originations from our lower cost direct and strategic partner channels as a percentage of total originations, the growth of our line of credit product which is priced at a lower APR level than our term loans, the introduction of our customer loyalty program and our efforts to pass savings on to customers. The pricing increases in 2017 and the first three quarters of 2018 were primarily a reflection of past and expected future increases in the underlying market interest rates that we, like many other lenders in the market, are passing on to our customers. Additionally, in the past year we have increased our originations in the Funding Advisor channel, which typically have higher APRs than the Direct and Strategic Partner channels.
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
In addition to individual loan pricing and the number of days in a period, there are many other factors that can affect EIY, including:

•
Channel Mix - In general, loans originated from the strategic partner channel have lower EIYs than loans from the direct and funding advisor channel. This is primarily due to strategic partner channel's higher commissions as compared to the direct channel, and lower pricing as compared to the funding advisor channel.

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower EIYs, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher EIY loans because total payback is typically higher compared to a shorter length term for the same principal loan amount.  Following the introduction of our 24-month and 36-month term loans, the average length of new term loan originations had increased from 10.8 months for the year ended December 31, 2014 to 13.3 months for the year ended December 31, 2016. As part of our 2017 credit tightening, when appropriate, the offered duration of term loans to certain customers was shortened to control duration risk. For the three months ended September 30, 2018, the average length of new term loan originations had decreased to 11.3 months.

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

•
Product Mix - In general, lines of credit have lower EIYs than term loans. For the third quarter of 2018, the weighted average line of credit APR was 32.7%, compared to 49.7% for term loans.  Draws by line of credit customers increased to 19.8% of total originations in the third quarter of 2018 from 19.6% in the third quarter of 2017.

Effective Interest Yield
For the Year				For the Quarter
2013	2014	2015	2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018	Q3 2018
42.7%	40.4%	35.4%	33.2%	33.8%	33.5%	33.1%	34.8%	35.6%	36.1%	36.5%

Prior to the first quarter of 2018, annualization was based on 252 business days per year. Beginning with the three months ended March 31, 2018, annualization is based on 365 days per year and is calendar day-adjusted. All revisions have been applied retrospectively.

Sale of Whole Loans through OnDeck Marketplace
We may sell whole loans to institutional investors through OnDeck Marketplace. Marketplace originations are defined as loans that are sold through OnDeck Marketplace in the period or are held for sale at the end of the period. No loans were sold during the nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, we sold through OnDeck Marketplace loans with an unpaid principal balance of $5.3 million and $55.5 million, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Originations of loans held for sale	—	$3,069	—	$44,490
Originations of loans held for investment, modified	—	2,271	—	11,475
Marketplace originations	—	$5,340	—	$55,965
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
Our CACs, on a combined basis for all three acquisition channels and evaluated as a percentage of originations, increased for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.  The increase was primarily attributable to an increase in CACs in our funding advisor channel driven by an increase in external commissions and origination volume. The increase was partially offset by a decline in CACs in our strategic partner channel due to a decrease in commission and a decline in our direct channel resulting from improvements in customer targeting.
Increased competition for customer response could require us to incur higher customer acquisition costs and make it more difficult for us to grow our loan originations in both unit and volume for both new as well as repeat customers.

Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by cohort. Net lifetime charge-offs are the Unpaid Principal Balance charged off less recoveries of loans previously charged off, and a given cohort’s net lifetime charge-off ratio equals the cohort’s net lifetime charge-offs through September 30, 2018 divided by the cohort’s total original loan volume. Repeat loans in the denominator include the full renewal loan principal, rather than the net funded amount, which is the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment. Loans originated and charged off between January 1, 2013 and September 30, 2018 were on average charged off near the end of their loan term. The chart immediately below includes all term loan originations, regardless of funding source, including loans sold through OnDeck Marketplace or held for sale on our balance sheet.

Lifetime Net Charge-off Ratios by Cohort Through September 30, 2018

	For the Year				For the Quarter
	2013	2014	2015	2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018	Q3 2018
Principal Outstanding as of September 30, 2018 by Period of Origination	0.0%	0.0%	0.0%	0.2%	0.5%	1.2%	3.7%	10.2%	25.2%	57.5%	86.9%

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
Given that the originations in the second and third quarter of 2018 cohorts are relatively unseasoned as of September 30, 2018, these cohorts reflect low lifetime charge-off ratios in the chart below. Further, given our loans are typically charged off after 90 days of nonpayment, all cohorts reflect approximately 0% charge offs for the first three months in the chart below.

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

	For the Year				For the Quarter
Originations	2013	2014	2015	2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018	Q3 2018
All term loans (in millions)	$456	$1,101	$1,704	$2,052	$470	$362	$427	$437	$469	$465	$520
Weighted average term (in months)	10.0	11.2	12.4	13.2	12.3	11.8	12.1	12.2	11.8	11.8	11.9
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

•
Loan Losses. Our underwriting process is designed to limit our loan losses to levels consistent with our risk tolerance and financial model. Our aggregate loan loss rates from 2013 through 2015 were consistent with our financial targets while 2016 was higher than our financial target as we incurred higher than estimated loss rates on certain larger and longer-term loans. Our 2017 loan loss levels were also higher than our financial targets largely because we were taking corrective action throughout the first half of the year to address the higher 2016 loan losses. Our first three quarters of 2018 loan loss levels are consistent with our financial targets. Our overall loan losses are affected by a variety of factors, including external factors such as prevailing economic conditions, general small business sentiment and unusual events such as natural disasters, as well as internal factors such as the accuracy of the OnDeck Score, the effectiveness of our underwriting process and the introduction of new types of loans, such as our line of credit, with which we have less experience to draw upon when forecasting their loss rates. Our loan loss rates may vary in the future.

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
Other Revenue. Other revenue includes servicing revenue related to loans serviced for others, fair value adjustments to servicing rights, fees generated by OnDeck-as-a-Service through our wholly-owned subsidiary, ODX, monthly fees charged to customers for our line of credit, marketing fees earned from our issuing bank partner, and referral fees from other lenders, which are recognized as the related services are provided.
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
Operating Expense

Operating expense consists of sales and marketing, technology and analytics, processing and servicing, and general and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses, stock-based compensation expense and occupancy, comprise a significant component of each of these expense categories. All operating expense categories also include an allocation of overhead, such as rent and other overhead, which is based on employee headcount. We believe that continuing to invest in our business is essential to maintaining our competitive position, and therefore, we expect the absolute dollars of operating expenses to increase, excluding charges related to real estate dispositions, severance and executive transitions and debt extinguishment costs.
During 2017, we reduced our headcount and personnel-related costs as we endeavored to achieve GAAP profitability and increase our efficiency. At September 30, 2018, we had 555 employees compared to 475 at December 31, 2017 and 708 at December 31, 2016. During 2018, we increased our headcount and personnel-related costs across our business in order to support our growth strategy. We plan to continue these increases in 2019 while remaining focused profitability and efficiency. Our headcount at September 30, 2018 was approximately 22% lower than at December 31, 2016. Our efficiency ratio (operating expenses divided by gross revenues) for the three months ended September 30, 2018 was significantly better than for the year ended December 31, 2016.
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
We plan to hire additional highly skilled engineering, data analytics and risk management personnel in connection with our strategy to expand our financing offerings and enhance our technology and data analytics capabilities. As a result, we expect salary and personnel-related costs in these areas to increase over time. Competition for these employees is extremely intense.  Recent U.S. immigration policy has made it more difficult for qualified foreign nationals to obtain or maintain work visas under the HB-1 classification. These HB-1 visa limitations make it more difficult and/or more expensive for us to hire the skilled professionals we need to execute our growth strategy and may adversely impact our business.
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
Provision for Income Taxes
We have not recorded any provision for U.S. federal, state and foreign income taxes. Through December 31, 2017, we have not been required to pay any material U.S. federal or state income taxes nor any foreign taxes because of accumulated net operating losses. As of December 31, 2017, we had $82.1 million of federal net operating loss carryforwards and $81.3 million of state net operating loss carryforwards available to reduce future taxable income, unless limited due to historical or future ownership changes. The federal net operating loss carryforwards will begin to expire at various dates beginning in 2029.
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
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act that was codified through the issuance of ASU No. 2018-05. This pronouncement permits us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We recorded the impact of the Tax Cuts and Jobs Act for the year ended December 31, 2017, which included a provisional amount associated with our deferred tax asset.  We did not revise our initial provisional estimate during the nine months ended September 30, 2018, and continue to assess the income tax effects of the tax reform. Because a full valuation allowance has been and will continue to be recorded against our deferred tax asset, any change in our provisional amounts is expected to be offset by a corresponding change in our valuation allowance, resulting in no net impact to our results of operations.
As of December 31, 2017, a full valuation allowance of $37.8 million was recorded against our net deferred tax assets.

Results of Operations

The consolidated statements of operations data as a percentage of gross revenue for each of the periods indicated.

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$99,476	96.6%	$80,122	95.8%	$19,354	24.2%
Gain on sales of loans	—	—	146	0.2	(146)	(100.0)
Other revenue	3,523	3.4	3,398	4.0	125	3.7
Gross revenue	102,999	100.0	83,666	100.0	19,333	23.1
Cost of revenue:
Provision for loan losses	39,102	38.0	39,582	47.3	(480)	(1.2)
Funding costs	11,665	11.3	11,330	13.5	335	3.0
Total cost of revenue	50,767	49.3	50,912	60.8	(145)	(0.3)
Net revenue	52,232	50.7	32,754	39.2	19,478	59.5
Operating expenses:
Sales and marketing	10,845	10.5	11,903	14.2	(1,058)	(8.9)
Technology and analytics	13,418	13.0	11,748	14.0	1,670	14.2
Processing and servicing	5,302	5.1	4,160	5.0	1,142	27.5
General and administrative	13,107	12.7	9,440	11.3	3,667	38.8
Total operating expenses	42,672	41.3	37,251	44.5	5,421	14.6
Income (loss) from operations	9,560	9.4	(4,497)	(5.3)	14,057	312.6
Other expense:
Interest expense	63	0.1	35	—	28	80.0
Total other expense:	63	0.1	35	—	28	80.0
Income (loss) before provision for income taxes	9,497	9.3	(4,532)	(5.3)	14,029	309.6
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	9,497	9.3	(4,532)	(5.3)	14,029	309.6
Less: Net income (loss) attributable to noncontrolling interest	(272)	(0.2)	(458)	(0.4)	186	40.6
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$9,769	9.5%	$(4,074)	(4.9)%	$13,843	339.8%

Revenue

	Three Months Ended September 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$99,476	96.6%	$80,122	95.8%	$19,354	24.2%
Gain on sales of loans	—	—	146	0.2	(146)	(100.0)
Other revenue	3,523	3.4	3,398	4.0	125	3.7
Gross revenue	$102,999	100.0%	$83,666	100.0%	$19,333	23.1%
Gross revenue increased by $19.3 million, or 23.1%, from $83.7 million to $103 million. This increase was in part attributable to a $19.4 million, or 24.2%, increase in interest income, which was primarily driven by the higher balance of loans being held on our balance sheet as evidenced by the 13% increase in Average Loans to $1.08 billion from $0.96 billion. The increase in interest income was also driven by the increase in weighted average APR on our loans.
Gain on sales of loans decreased by $0.1 million to $0 as no loans were sold in the quarter ending September 30, 2018.
Other revenue increased by $0.1 million, or 3.7%, primarily attributable to an increase in ODX revenue. This was partially offset by a decrease in loan servicing fees and a decrease in marketing fees from our issuing bank partner.
Cost of Revenue

	Three Months Ended September 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$39,102	38.0%	$39,582	47.3%	$(480)	(1.2)%
Funding costs	11,665	11.3	11,330	13.5	335	3.0
Total cost of revenue	$50,767	49.3%	$50,912	60.8%	$(145)	(0.3)%
Provision for loan losses decreased by $0.5 million, or 1.2%, from $39.6 million to $39.1 million. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates. As a result, we believe that analyzing provision for loan losses as a percentage of originations held for investment, rather than as a percentage of gross revenue, provides more useful insight into our operating performance. Our provision for loan losses as a percentage of originations held for investment, or the Provision Rate, decreased from 7.5% to 6.0%. The decrease in the Provision Rate is largely attributable to the tightening of our credit policies used to determine eligibility, pricing and loan size for certain customers. The tightening of our credit policies began in early 2017.
Funding costs increased by $0.3 million, or 3.0%, from $11.3 million to $11.7 million. As a percentage of gross revenue, funding costs decreased from 13.5% to 11.3%. The increase in funding costs, which was primarily attributable to increases in Average Funding Debt outstanding and benchmark rates, was partially offset by a decrease in interest rate spread (the applicable percentage rate above the benchmark interest rate charged by the lender). Average Funding Debt Outstanding increased from $710.6 million to $771.5 million while our Cost of Funds Rate decreased from 6.4% to 6.0%.

Operating Expense

Sales and marketing

	Three Months Ended September 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$10,845	10.5%	$11,903	14.2%	$(1,058)	(8.9)%
Sales and marketing expense decreased by $1.1 million, or 9%, from $11.9 million to $10.8 million. The decrease was primarily attributable to a $0.7 million decrease in customer acquisition costs and a decrease of $0.6 million in syndication program costs. Additionally, radio/television advertising decreased by $0.4 million and occupancy costs decreased by $0.3 million due to the lease terminations which occurred during the first quarter of 2018. These decreased costs were partially offset by a $0.9 million increase in personnel-related costs.
Technology and analytics

	Three Months Ended September 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$13,418	13.0%	$11,748	14.0%	$1,670	14.2%
Technology and analytics expense increased by $1.7 million, or 14%, from $11.7 million to $13.4 million. The increase was primarily attributable to a $1.3 million increase in personnel-related costs and a $0.6 million increase in technology consultant spend. These increased costs were partially offset by a $0.3 million decrease in technology depreciation.
Processing and servicing

	Three Months Ended September 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$5,302	5.1%	$4,160	5.0%	$1,142	27.5%
Processing and servicing expense increased by $1.1 million, or 28%, from $4.2 million to $5.3 million. The increase was primarily attributable to a $0.6 million increase in personnel-related costs and an increase of $0.5 million in costs associated with the increase of originations.

General and administrative

	Three Months Ended September 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$13,107	12.7%	$9,440	11.3%	$3,667	38.8%
General and administrative expense increased by $3.7 million, or 39%, from $9.4 million to $13.1 million. The increase was in part attributable to a $1.1 million increase in personnel-related costs and a $0.6 million increase in loss on foreign currency transactions and holdings driven by the decreased value of foreign currencies relative to the U.S. dollar in the third quarter of 2018 compared to the third quarter of 2017. Additionally, we recorded a $0.5 million loss on the extinguishment of debt resulting from the write-off of the remaining balance of deferred issuance costs in connection with the prepayment of the ODAF debt during the third quarter of 2018. Recruiting fees increased by $0.7 million, travel spend increased by $0.3 million, and professional fees increased by $0.2 million.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$278,216	96.3%	$250,954	95.3%	$27,262	10.9%
Gain on sales of loans	—	—	1,890	0.7	(1,890)	(100.0)
Other revenue	10,681	3.7	10,365	4.0	316	3.0
Gross revenue	288,897	100.0	263,209	100.0	25,688	9.8
Cost of revenue:
Provision for loan losses	108,688	37.6	118,495	45.0	(9,807)	(8.3)
Funding costs	35,688	12.4	34,223	13.0	1,465	4.3
Total cost of revenue	144,376	50.0	152,718	58.0	(8,342)	(5.5)
Net revenue	144,521	50.0	110,491	42.0	34,030	30.8
Operating expenses:
Sales and marketing	32,875	11.4	42,090	16.0	(9,215)	(21.9)
Technology and analytics	37,224	12.9	41,960	15.9	(4,736)	(11.3)
Processing and servicing	15,564	5.4	13,521	5.1	2,043	15.1
General and administrative	46,866	16.2	30,917	11.7	15,949	51.6
Total operating expenses	132,529	45.9	128,488	48.7	4,041	3.1
Income (loss) from operations	11,992	4.2	(17,997)	(6.7)	29,989	166.6
Other expense:
Interest expense	157	0.1	706	0.3	(549)	(77.8)
Total other expense:	157	0.1	706	0.3	(549)	(77.8)
Income (loss) before provision for income taxes	11,835	4.1	(18,703)	(7.0)	30,538	163.3
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	11,835	4.1	(18,703)	(7.0)	30,538	163.3
Less: Net income (loss) attributable to noncontrolling interest	(1,807)	(0.6)	(2,073)	(0.7)	266	12.8
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$13,642	4.7%	$(16,630)	(6.3)%	$30,272	182.0%

Revenue

	Nine Months Ended September 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$278,216	96.3%	$250,954	95.3%	$27,262	10.9%
Gain on sales of loans	—	—	1,890	0.7	(1,890)	(100.0)
Other revenue	10,681	3.7	10,365	4.0	316	3.0
Gross revenue	$288,897	100.0%	$263,209	100.0%	$25,688	9.8%
Gross revenue increased by $25.7 million, or 9.8%, from $263.2 million to $288.9 million. This increase was in part attributable to a $27.3 million, or 10.9%, increase in interest income, primarily driven by the increase of Average Loans from $1.00 billion to $1.03 billion. The increase in interest income was also driven by the increase in weighted average APR on our loans.
Gain on sales of loans decreased by $1.9 million to zero as no loans were sold in the nine months ended September 30, 2018.
Other revenue increased by $0.3 million, or 3%, primarily attributable to an increase in ODX revenue. This was partially offset by a decrease in loan servicing fees and a decrease in marketing fees from our issuing bank partner.
Cost of Revenue

	Nine Months Ended September 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$108,688	37.6%	$118,495	45.0%	$(9,807)	(8.3)%
Funding costs	35,688	12.4	34,223	13.0	1,465	4.3
Total cost of revenue	$144,376	50.0%	$152,718	58.0%	$(8,342)	(5.5)%
Provision for loan losses. Provision for loan losses decreased by $9.8 million, or 8.3%, from $118.5 million to $108.7 million. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates. As a result, we believe that analyzing provision for loan losses as a percentage of originations held for investment, rather than as a percentage of gross revenue, provides more useful insight into our operating performance. Our provision for loan losses as a percentage of originations held for investment, or the Provision Rate, decreased from 7.8% to 6.0%. The decrease in the Provision Rate is largely attributable to the tightening of our credit policies used to determine eligibility, pricing and loan size for certain customers. The tightening of our credit policies began in early 2017.
Funding costs. Funding costs increased by $1.5 million, or 4.3%, from $34.2 million to $35.7 million. As a percentage of gross revenue, funding costs decreased from 13.0% to 12.4%. The increase in funding costs, which was primarily attributable to an increase in benchmark rates, was partially offset by a decrease in interest rate spread (the applicable percentage rate above the benchmark interest rate charged by the lender). The Average Funding Debt Outstanding decreased from $737.9 million to $733.6 million while our Cost of Funds Rate increased from 6.2% to 6.5%.

Operating Expense

Sales and marketing

	Nine Months Ended September 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$32,875	11.4%	$42,090	16.0%	$(9,215)	(21.9)%
Sales and marketing expense decreased by $9.2 million, or 21.9%, from $42.1 million to $32.9 million. The decrease was primarily attributable to a $3.5 million decrease in customer acquisition costs, a $1.2 million decrease in occupancy costs due to the lease terminations which occurred during the first quarter of 2018, and a decrease of $0.7 million in personnel-related costs. Additionally, radio/television advertising decreased by $1.2 million, syndication program costs decreased by $1.5 million and general marketing spend decreased by $0.7 million.
Technology and analytics

	Nine Months Ended September 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$37,224	12.9%	41,960	15.9%	$(4,736)	(11.3)%
Technology and analytics expense decreased by $4.7 million, or 11.3%, from $42.0 million to $37.2 million. The decrease was primarily attributable to a $3.8 million decrease in personnel-related costs. Additionally, there was a $0.7 million decrease in occupancy costs due to the lease terminations which occurred during the first quarter of 2018 and a $1.1 million decrease in technology depreciation. This was partially offset by a $1.1 million increase in technology consultant spend.

Processing and servicing

	Nine Months Ended September 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$15,564	5.4%	$13,521	5.1%	$2,043	15.1%
Processing and servicing expense increased by $2.0 million, or 15.1%, from $13.5 million to $15.6 million. The increase was primarily attributable to a $1.5 million increase in personnel-related costs and an increase of $1.0 million in costs associated with the increase of originations and loan servicing. This was partially offset by a decrease in occupancy costs of $0.6 million due to the lease terminations which occurred during the first quarter of 2018.
General and administrative

	Nine Months Ended September 30,
					Period-to-Period
	2018		2017		Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$46,866	16.2%	$30,917	11.7%	$15,949	51.6%
General and administrative expense increased by $15.9 million, or 51.6%, from $30.9 million to $46.9 million. The increase was primarily attributable to a $5.7 million charge related to the lease terminations in the New York and Denver offices. We also had a $3.5 million increase in personnel-related costs. Additionally, we recorded $1.9 million of debt extinguishment costs to write off the remaining balance of deferred issuance fees in connection with the extinguishment of the ODAST II 2016-1 debt and the ODAF debt in the nine month period ended September 30, 2018. The loss related to foreign currency transactions and holdings increased in the nine months ended September 30, 2018, increasing expenses by $3.1 million, driven by the decreased value in exchange rates relative to the U.S. dollar in the third quarter of 2018 compared to the third quarter of 2017. Recruiting costs increased by $1.3 million, consulting fees increased by $0.6 million and insurance costs decreased by $0.3 million in the current year period.

Liquidity and Capital Resources

During the third quarter of 2018, we originated $647.8 million of loans and during the nine months ended September 30, 2018 we originated $1.8 billion of loans utilizing a diversified set of funding sources, including cash on hand, third-party lenders (through debt facilities and securitization), and the cash generated by our operating, investing and financing activities.
Cash on Hand
At September 30, 2018, we had approximately $71 million of cash on hand to fund our future operations which was generally comparable to December 31, 2017.
Current Debt Facilities
The following table summarizes our current debt facilities available for funding our lending activities, referred to as funding debt, and our operating expenditures, referred to as corporate debt, as of September 30, 2018.

	Maturity Date	Weighted Average Interest Rate at September 30, 2018	Borrowing Capacity	Principal Outstanding
			(in millions)
Funding Debt:
OnDeck Asset Securitization Trust II LLC	April 2022 (1)	3.8%	$225.0	$225.0
OnDeck Account Receivables Trust 2013-1 LLC	March 2019	4.7%	214.1	121.0
Receivable Assets of OnDeck, LLC	November 2018	5.3%	119.7	111.5
OnDeck Asset Funding II LLC	August 2022 (2)	4.4%	175.0	111.1
Prime OnDeck Receivable Trust II, LLC	December 2018	4.7%	125.0	110.6
Loan Assets of OnDeck, LLC	October 2022 (3)	4.1%	100.0	95.1
Other Agreements	Various (4)	7.4%	81.4	44.2
Total Funding Debt (5)		4.6%	$1,040.2	$818.5
Corporate Debt:
On Deck Capital, Inc.	October 2018 (6)	6.5%	$30.0	$—
_________________________
(1) The period during which new borrowings may be made under this facility expires in March 2020.
(2) The period during which new borrowings may be made under this debt facility expires in August 2021.
(3) The period during which new borrowings may be made under this debt facility expires in April 2022.
(4) Maturity dates range from January 2020 through June 2021.
(5) May not sum due to rounding.
(6) In October 2018 the debt facility was amended to extend the maturity of the facility to January 2019.

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
OnDeck Marketplace
OnDeck Marketplace is our proprietary whole loan sale platform that allows participating third-party institutional investors to directly purchase small business loans from us. No loans were sold during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, we sold loans with an unpaid principal balance of $55.5 million through OnDeck Marketplace. We may elect to make OnDeck Marketplace loan sales in the future to provide us an additional source of liquidity and to maintain active relationships with our institutional loan purchasers.

Cash and Cash Equivalents, Loans (Net of Allowance for Loan Losses), and Cash Flows
The following table summarizes our cash and cash equivalents, loans (net of ALLL) and cash flows:

	As of and for the Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash and cash equivalents	$71,304	$64,292
Restricted cash	$48,919	$56,729
Loans held for investment, net	$984,184	$852,331
Cash provided by (used in):
Operating activities	$182,187	$149,143
Investing activities	$(294,686)	$(119,652)
Financing activities	$118,589	$(33,280)
Our cash and cash equivalents at September 30, 2018 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Our restricted cash represents funds held in accounts as reserves on certain debt facilities and as collateral for issuing bank partner transactions. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements.
Cash Flows
Operating Activities
For the nine months ended September 30, 2018, net cash provided by our operating activities was $182.2 million, which was primarily the result of interest payments from our customers of $320.4 million, less $107.0 million utilized to pay our operating expenses and $32.3 million we used to pay the interest on our debt (both funding and corporate). During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $1.8 million.

For the nine months ended September 30, 2017, net cash provided by our operating activities was $149.1 million, which was primarily the result of cash received from our customers including interest payments and other revenue of $297.7 million, plus proceeds from sale of loans held for sale of $45.9 million, less $43.5 million of loans held for sale originations in excess of loan repayments received, $118.9 million utilized to pay our operating expenses, $31.5 million we used to pay the interest on our debt (both funding and corporate) and $1.1 million of origination costs paid in excess of fees collected. During that same period, accounts payable and accrued expenses and other liabilities decreased by approximately $10.0 million.
Investing Activities
Our investing activities have consisted primarily of funding our term loan and line of credit originations, including payment of associated direct costs and receipt of associated fees, offset by customer repayments of term loans and lines of credit, purchases of property, equipment and software, capitalized internal-use software development costs and proceeds from the sale of term loans which were not specifically identified at origination through OnDeck Marketplace. Purchases of property, equipment and software and capitalized internal-use software development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our internal-use technology.

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

For the nine months ended September 30, 2018, net cash used to fund our investing activities was $294.7 million, and consisted primarily of $242.8 million of loan originations in excess of loan repayments received, $46.7 million of origination costs paid in excess of fees collected and $4.4 million for the purchase of property, equipment and software and capitalized internal-use software development costs.

For the nine months ended September 30, 2017, net cash used to fund our investing activities was $119.7 million and consisted primarily of $82.2 million of loan originations in excess of loan repayments received, $32.7 million of origination costs paid in excess of fees collected, $13.7 million for the purchase of loans, a $12.3 million increase in restricted cash and $3.4 million for the purchase of property, equipment and software and capitalized internal-use software development costs. These uses of cash were partially offset by $12.4 million of proceeds from sales of loans held for investment.
Financing Activities
Our financing activities have consisted primarily of net borrowings from our securitization facility and our revolving debt facilities as well as the issuance of common stock.
For the nine months ended September 30, 2018, net cash provided by our financing activities was $118.6 million and consisted primarily of $119.9 million in net additional debt drawn down from our debt facilities and $5.5 million of payments of debt issuance costs. These uses of cash were partially offset by $3.4 million of net cash received from noncontrolling interest, and $1.4 million of cash received from the issuance of common stock under the employee stock purchase plan.
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

We estimate that at September 30, 2018, approximately $322 million of our own cash had been invested in our loan portfolio, approximately two-thirds of which was used to fund our portfolio's residual value and the remainder was used to fund ineligible loans. While investing in our portfolio's residual value is a requirement of our funding model and will remain a use of cash so long as we continue to grow loan balances, the use of cash to fund ineligible loans may be mitigated if and to the extent we obtain funding capacity that permits the funding of the ineligible loans, either through debt facilities or OnDeck Marketplace.

As of September 30, 2018, approximately $460 million of our funding debt capacity was scheduled to expire before September 30, 2019.

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
On August 8, 2018, our wholly-owned subsidiary, OnDeck Asset Funding II LLC, established a new asset-backed revolving debt facility with a commitment amount of $175 million and an interest rate of 1-month LIBOR + 3.0%. The period during which new borrowings may be made under this facility expires on August 6, 2021 and the final maturity date is August 8, 2022. Concurrent with closing this facility, the Company optionally prepaid in full and terminated the $100 million asset-backed revolving debt facility by and between, among others, On Deck Asset Company, LLC, as borrower, and WM 2016-1, LLC, as administrative agent.
On August 14, 2018, our wholly-owned subsidiary, OnDeck Asset Funding I LLC, voluntarily prepaid in full and terminated the $150 million asset-backed revolving debt facility originally entered into in August 2016 by and between, among others, OnDeck Asset Funding I LLC, as borrower, and Ares Agent Services, L.P., as administrative agent.
On October 4, 2018, On Deck Capital, Inc. amended its existing $30 million revolving debt facility to extend the maturity date of the facility to January 2019 and made various technical, definitional, conforming and other changes.
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

Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.
 Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Amendment and Restatement of Bylaws

On October 31, 2018, our board of directors adopted amendments to our third amended and restated bylaws as previously in effect and approved the further amendment and restatement of our bylaws to reflect the amendments approved on such date (as so amended, the “Amended and Restated Bylaws”).  The Amended and Restated Bylaws were effective immediately.

The amendments changed Section 2.4(i)(a) of the bylaws to require our stockholders to provide advance notice, not less than 120 calendar days before the one-year anniversary of the date on which we mailed our previous year’s proxy statement, of any stockholder business to be acted upon at our next annual meeting of stockholders. Prior to the amendment, stockholders were required to provide advance notice no later than the 45th day, nor earlier than the 75th day, before the one-year anniversary of the date on which we mailed our previous year’s proxy statement.

The amendments changed Section 2.9 of the bylaws to require (i) that director nominees be elected by the affirmative vote of the majority of the votes cast by our stockholders and (ii) director nominees be elected by a plurality of the votes cast when the number of director nominees exceeds the number of directors to be elected. Prior to the amendment, all director nominees were required to be elected by a plurality of the voting power of the shares present at a stockholder meeting.

The amendments changed Section 2.14 of the bylaws to require that our board of directors appoint one or more inspectors of election prior to any stockholder meeting. Prior to the amendment, our board of directors was required to appoint either one or three inspectors of election prior to any stockholder meeting.

A copy of the Amended and Restated Bylaws is filed with this Quarterly Report on Form 10-Q as Exhibit 3.2.

.

Item 6.	Exhibits
The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

Exhibit Number	Description	Filed / Incorporated by Reference from Form *	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	12/22/2014
3.2	Amended and Restated Bylaws (Effective as of October 31, 2018).	Filed herewith.
4.1	Form of common stock certificate.	S-1	4.1	11/10/2014
4.2	Form of warrant to purchase common stock.	S-1	4.6	11/10/2014
10.1
Credit Agreement, dated as of August 8, 2018, by and among OnDeck Asset Funding II LLC, as Company, the Lenders from time to time party thereto, Ares Agent Services, L.P., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, N.A., as Paying Agent
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
Date: November 6, 2018

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia Chief Accounting Officer (Principal Accounting Officer)
Date: November 6, 2018