Form 10-K
period 2018-12-31
On Deck Capital, Inc.
filed 2019-03-01
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2018 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the New York Stock Exchange on such date was $357,933,625. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares of the registrant’s common stock outstanding as of February 20, 2019 was 75,638,940.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
Forward-looking statements appear throughout this report including in Item 1. Business, Item 1A. Risk Factors, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to statements under the subheading "2019 Outlook." Forward-looking statements can generally be identified by words such as “will,” “enables,” “expects,” "intends," "may," “allows,” "plan," “continues,” “believes,” “anticipates,” “estimates” or similar expressions.
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
Important factors that could cause or contribute to such differences include risks relating to: our ability to attract potential customers to our platform and broaden our distribution capabilities and offerings; the degree to which potential customers apply for loans, are approved and borrow from us; anticipated trends, growth rates, loan originations, volume of loans sold and challenges in our business and in the markets in which we operate; the ability of our customers to repay loans and our ability to accurately assess creditworthiness; our ability to adequately forecast and reserve for loan losses; the impact of our decision to tighten our credit policies; our liquidity and working capital requirements, including the availability and pricing of new debt facilities, extensions and increases to existing debt facilities, increases in our corporate line of credit and securitizations to fund our existing operations and planned growth, including the consequences of having inadequate resources to fund additional loans or draws on lines of credit; our reliance on our third-party service providers and the effect on our business of originating loans without third-party funding sources; the impact of increased utilization of cash or incurred debt to fund originations; the effect on our business of utilizing cash for voluntary loan purchases from third parties; our enterprise risk management efforts misaligning with our strategic objectives; the effect on our business of the current credit environment, increases in interest rate benchmarks and our ability to manage our liquidity, losses and revenue growth to sustain any changes in a credit cycle; any failure of our operating controls, procedures and security measures; our ability to hire and retain necessary qualified employees in a competitive labor market; practices and behaviors of members of our funding advisor channel and other third parties who may refer potential customers to us; changes in our product distribution channel mix and/or our funding mix; our ability to anticipate market needs and develop new and enhanced offerings to meet those needs; lack of customer acceptance of possible increases in interest rates and origination fees on loans; maintaining and expanding our customer base; the impact of competition in our industry and innovation by our competitors; our anticipated and unanticipated growth and growth strategies, including the introduction of new products or features, such as our plans to expand the availability of our platform to other lenders through our wholly-owned ODX subsidiary, expand in in new or existing international markets and enter the equipment finance market, and our ability to effectively manage that growth; the substantial investments we will be required to make to fund our growth strategies and their negative impact on our financial performance unless and until our strategies are successful; our decision to enter into any hedging transactions; our reputation and possible adverse publicity about us or our industry; the availability and cost of our funding, including challenges in replacing existing debt facilities and arranging funding for new types of loans; the impact of funding loans from our cash reserves; locating funding sources for new types of loans that are ineligible for funding under our existing credit or securitization facilities and the possibility of reducing originations of these loan types; the effect of potential selective pricing increases; our failure to anticipate or adapt to future changes in our industry; the impact of the Tax Cuts and Jobs Act of 2017 and any related Treasury regulations, rules or interpretations, if and when issued; our ability to offer loans to our small business customers that have terms that are competitive with alternative sources of capital; our ability to issue new loans to existing customers that seek additional capital; the evolution of technology affecting our offerings and our markets; our compliance with applicable local, state and federal and non-U.S. laws, rules and regulations and their application and interpretation, whether existing, modified or new; our ability to adequately protect our intellectual property; the effect of litigation or other disputes to which we are or may be a party; the increased expenses, disclosures and administrative workload associated with being a public company and our loss of emerging growth company effective 2020; the unenforceability of choice of law provisions in our loan agreements and any potential violation of state interest rate limit laws; our ability to successfully evaluate, consummate and integrate acquisitions; failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; the estimates and estimate methodologies used in preparing our consolidated financial statements; failure to detect or prevent violations of our codes of conduct by our employees or funding advisor partners; the future trading prices of our common stock and the impact of securities analysts’ reports and shares eligible for future sale on these prices; our ability to prevent or discover security breaches, disruption in service and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of our platform or adversely impact our ability to service our loans; the impact of our cost rationalization programs; and other risks, including those described in this report in Item 1A. Risk Factors and other documents that we file with the Securities and Exchange Commission, or SEC, from time to time which are or will be available on the SEC website at www.sec.gov.
Except as required by law, we undertake no duty to update any forward-looking statements. Readers are also urged to carefully review and consider all of the information in this report, as well as the other documents we make available through the SEC’s website.

In this report, when we use the terms “OnDeck,” the “Company,” “we,” “us” or “our,” we are referring to On Deck Capital, Inc. and its consolidated subsidiaries, and when we use the term "ODX" we are referring to our wholly-owned subsidiary ODX, LLC, in each case unless the context requires otherwise.

PART I

Item 1.	Business
Our Company
On Deck Capital, Inc. is the proven leader in transparent and responsible online lending to small business. We were founded in 2006 and pioneered the use of data analytics and digital technology to make real-time lending decisions and deliver capital rapidly to small businesses online. Our mission is to help small businesses succeed. Today, we offer a wide range of term loans and lines of credit customized for the needs of small business owners. We also offer bank clients a comprehensive technology and services platform to help them digitize their small business lending process through ODX, a wholly-owned subsidiary. In December 2018, we announced our intention to enter the equipment finance market. OnDeck has provided over $10 billion in loans to customers in 700 different industries across the United States, Canada and Australia. We have an A+ rating with the Better Business Bureau and are rated 5 stars by Trustpilot.
We are a leading platform for online small business lending and continue to transform small business lending by making it efficient and convenient for small businesses to access working capital through innovative lending experiences and financial products. Our platform touches every aspect of the customer life cycle, including customer acquisition, sales, scoring and underwriting, funding, and servicing and collections. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources, and the relationships among those attributes, to assess the creditworthiness of small businesses rapidly and accurately. The data points include customer activity shown on their bank statements, business and personal credit bureau reports, government filings, tax and census data. Small businesses can apply for a term loan or line of credit, 24 hours a day, 7 days a week, on our website in minutes and, using our proprietary OnDeck Score®, we can make a funding decision immediately and fund as fast as 24 hours.
We also offer bank clients a comprehensive technology and services platform that facilitates online lending to small business customers through our subsidiary, ODX. In 2018, we established ODX in response to the growing demand from banks for third-party digital origination solutions. ODX will strive to provide bank and financial institution clients a best-in-class solution package consisting of platform-as-a-service technology modules, consultative analytics and business process services, and real-time origination services support to enable digital small business origination solutions. Over time, we believe ODX can become a significant contributor to OnDeck’s financial growth and profitability, especially given ODX’s wide range of potential bank and non-bank partners. However, we do not expect ODX to be profitable in the coming year as our near-term focus is on expanding our capabilities and scaling the business.
Since we made our first loan in 2007, we have originated more than $10 billion of loans and as of December 31, 2018, our total assets were $1.2 billion and our loans held for investment, net, was $1.0 billion.
In 2018, 2017 and 2016, we originated $2.5 billion, $2.1 billion and $2.4 billion of loans, respectively. Our originations have been supported by a diverse and scalable set of funding sources, including committed debt facilities, securitization facilities and, prior to 2018, OnDeck Marketplace, our whole loan sale platform for institutional investors. In 2018, 2017 and 2016, we recorded gross revenue of $398.4 million, $351.0 million and $291.3 million, respectively. In 2018, we generated $27.7 million of net income attributable to On Deck Capital, Inc common stockholders compared to net losses of $11.5 million and $83.0 million in 2017 and 2016, respectively. Our Adjusted Net Income (Loss), a non-GAAP financial measure, was $45.4 million, $4.2 million and $(67.0) million over the same three-year period. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures for a discussion and reconciliation of Adjusted Net Income to net income (loss).
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
OnDeck, the OnDeck logo, OnDeck Score, OnDeck Marketplace, ODX and other trademarks or service marks of OnDeck appearing in this report are the property of OnDeck. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders, including FICO®, a registered trademark of Fair Issac Corporation. We have generally omitted the ® and TM designations, as applicable, for the trademarks used in this report.

Our Market and Solution
The small business lending market is vast and underserved. OnDeck’s vision is to be the first-choice lending partner for underserved small businesses. According to the FDIC, there were $219 billion in outstanding business loans in the U.S. with balances of $250,000 or below at June 30, 2018 across 24.3 million loans.
We offer a suite of financing options, currently through term loans and lines of credit, tailored to meet the needs of small businesses throughout their life cycle. Since we made our first loan in 2007, we have originated more than $10 billion of loans across more than 700 industries in all 50 states, as well as Canada and Australia. The top five states in which we, or our issuing bank partner, originated loans in 2018 were California, Florida, Texas, New York and New Jersey, representing approximately 15%, 9%, 9%, 7% and 4% of our total loan originations, respectively. As of December 31, 2018, our customers had a median annual revenue of approximately $681,005, with 90% of our customers having between $148,699 and $4.2 million in annual revenue, and have been in business for a median of 9 years, with 90% in business between 2 and 28 years. During 2018, the average size of a term loan we made was $55,490 and the average size of a line of credit extended to our customers was $33,689.
We believe our scale offers significant benefits, including lower customer acquisition costs, access to a broader dataset, better underwriting decisions and a lower cost of capital, compared to certain smaller online lending businesses.
We believe our customers choose us because we provide the following key benefits sought by small business borrowers:

•
Tailored Solutions. We offer small businesses a suite of financing choices with our term loans and lines of credit that we believe can be tailored to effectively address small businesses' particular funding needs. We believe that small businesses prefer to work with providers with whom they can build long-term relationships and that the range of our offerings makes us an ideal lending partner. Our term loans are available from $5,000 up to $500,000 with maturities of three to 36 months and our lines of credit range from $6,000 to $100,000 and are repayable within six or twelve months of the date of most recent draw. We believe this provides a wider range of term lengths, pricing alternatives and repayment options than any other online small business lender. We also report customer performance to several business credit bureaus, which can help small businesses build their business credit.

•
Simple. Small businesses can submit an application on our website in as little as minutes. We are able to provide many loan applicants with an immediate decision and, if approved, fund as fast as 24 hours. Because we require no in-person meetings, collect comprehensive information electronically and have an intuitive online application form, we have been able to significantly increase the convenience and efficiency of the application process without burdensome documentation requirements.

•
Human. Being “human” is about understanding our customers and treating them with respect. We employ a hybrid approach to deliver a "human" experience, where people and technology complement one another. Our internal sales force and customer service representatives provide assistance throughout the application process and the life of the loan. Our U.S-based representatives support customers in the U.S., and currently also Canada, and our separate Sydney-based representatives support customers in Australia. Our representatives are available Monday through Saturday before, during and after regular business hours to accommodate the busy schedules of small business owners. Our website enables our customers to complete the loan application process online, but they may also elect to mail, fax or securely email us their application and related documentation. We believe that our inclusion of the human element differentiates us from many digital lenders that attempt to complete transactions with no human interaction as well as from banks that, we believe, have a poor history of customer service and satisfaction.

Our Loan Distribution Channels
We source our lending customers through three diverse distribution channels: Direct Marketing, Strategic Partners and Funding Advisors.

•	Through our direct marketing channel, we make contact with prospective customers utilizing direct mail, outbound calling, social media and other online marketing.

•
In our strategic partner channel we enter into agreements with third parties that serve or otherwise have access to the small business community, who then introduce us to prospective customers. Strategic partners include, among others, small business-focused service providers, other financial institutions, financial and accounting solution providers, payment processors, independent sales organizations and other websites. Strategic partners conduct their own marketing activities which may include email marketing, leveraging existing business relationships and direct mail. Our business development team is dedicated to expanding our network of strategic partners and leveraging their relationships with small businesses to acquire new customers. In general, if a strategic partner refers a customer that takes a loan from us, we pay that strategic partner a referral fee based on the amount of the originated loan. Strategic partners differ from funding advisors (described below) in that strategic partners generally provide a referral to our direct sales team and our direct sales team is the main point of contact with the customer. On the other hand, funding advisors serve as the main points of contact with the customer on its initial loan and may help a customer access multiple funding options besides those we offer. As a result, funding advisors' commissions generally exceed strategic partners' referral fees. We generally do not recover these commissions or fees upon default of a loan. Generally, no other fees are paid to strategic partners.

•
Through our funding advisor program, we make contact with prospective customers by entering into relationships with third party independent advisors, known as funding advisor program partners, or FAPs, that typically offer a variety of financial services to small businesses. FAPs conduct their own marketing activities, which may include direct mail, online marketing, paid leads, television and radio advertising or leveraging existing business relationships. FAPs include independent sales organizations, commercial loan brokers and equipment leasing firms. FAPs act as intermediaries between potential customers and lenders by brokering business loans on behalf of potential customers. As part of our FAP strategy, we require a detailed certification process, including background checks, to approve a FAP, and annual recertifications in order to remain a FAP. We also employ a senior compliance officer whose responsibilities include overseeing compliance matters involving our funding advisor program channel. Our relationships with FAPs provide for the payment of a commission at the time the term loan is originated or line of credit account is opened. We generally do not recover these commissions upon default of a loan. As of December 31, 2018, we had active relationships with more than 400 FAPs, and in 2018, 2017 and 2016, no single FAP was associated with more than 2.0%, 1.7%, and 2.1% of our total originations, respectively.

Our Competitive Strengths
We believe the following competitive strengths differentiate us and serve as barriers for others seeking to enter our market:

•
Singular Focus and Visibility. We are passionate about small businesses. Since we began lending in 2007, we have focused exclusively on assessing and delivering credit to small businesses. We believe this passion, focus and small business credit expertise provides us with significant competitive advantages, including deep insight into small businesses and their financing needs. Our partnerships with well-known companies such as JPMorgan Chase Bank, National Association, or JPM, PNC Bank, National Association, or PNC, Intuit Inc., and others also help increase our visibility and validate our brand.

•
Significant Scale. We have originated over $10 billion in loans across more than 700 industries since we made our first loan in 2007. We believe our extensive experience and significant scale allow us to obtain and analyze large and growing amounts of data, which provides us with greater insight to identify, understand and meet the needs of our customers and prospective customers as well as better manage our business. For business reasons and because of our scale we were able to become an NYSE listed company, which requires us to meet high standards of transparency, governance, financial reporting and other legal requirements. We believe this differentiates us from non-listed small business lenders.

•
Diversified Distribution Channels. We have established distribution capabilities through diversified channels, including direct marketing, strategic partnerships and funding advisors. Having multiple distribution channels enables us to optimize our targeting efforts and resource allocation in response to fluctuations in customer demand and marketing costs and the overall competitive landscape by channel. Moreover, each channel provides its own set of complimentary benefits. Our direct marketing includes direct mail, outbound calling, social media and other online marketing, enhances brand awareness and fosters customer retention and loyalty. Our strategic partners, including small business-focused service providers, payment processors, and other financial institutions, offer us access to their base of small business customers and data that can be used to enhance our targeting capabilities. Our relationships with a large network of funding advisors, including businesses that provide loan brokerage services, expand our reach in identifying and serving more customers and aid brand awareness.

•
Proprietary Small Business Credit Evaluation. We use data, analytics and technology to optimize our business operations and the customer experience. Our loan decision process, including our proprietary OnDeck Score, provide us with significant visibility and predictability to assess the creditworthiness of small businesses and allow us to better serve more customers across more industries. With each loan application, each originated loan and each payment received, our dataset expands and our loan decision process improves. We are able to lend to more small businesses than if we relied on personal credit scores alone. We are also able to use our proprietary data and analytics engine to pre-qualify customers and market to those customers we believe are predisposed to take a loan and have a higher likelihood of approval. When we believe it is warranted, we may also utilize our hybrid approach which utilizes our online platform together with our judgmental underwriting to help tailor the right financial solution for our customers. We believe that our technology and decisioning process allow us to more quickly and dynamically make credit adjustments in changing environments compared to certain smaller or less experienced lenders.

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

•
High Customer Satisfaction and Repeat Customer Base. Our strong value proposition has been validated by our customers. We achieved an overall Net Promoter Score of 81 for the year ended December 31, 2018 based on our internal survey of U.S. customers in all three of our distribution channels. The Net Promoter Score is a widely used index ranging from negative 100 to positive 100 that measures customer loyalty. Our score places us at the upper end of customer satisfaction ratings and compares favorably to the average Net Promoter Score of 35 for the financial services industry. We have also consistently achieved an A+ rating from the Better Business Bureau. We believe that high customer satisfaction has played an important role in repeat borrowing by our customers. In 2018, 2017, and 2016, 52%, 52% and 53%, respectively, of loan originations were by repeat term loan customers, who either replaced their existing term loan with a new, usually larger, term loan or took out a new term loan after paying off their existing OnDeck term loan in full. Repeat customers generally demonstrate improvements in key metrics such as revenue and bank balance when they return for an additional loan. Approximately 29% percent of our origination volume from repeat customers in 2018 was due to unpaid principal balances rolled from existing loans directly into new loans. Generally each repeat customer seeking another term loan must meet the following standards:

•	the business must be approximately 50% paid down on its existing loan;

•	the business must be current on its outstanding OnDeck loan with no material delinquency history; and

•	the business must be fully re-underwritten and determined to be of adequate credit quality.

•
Differentiated Funding Platform. We source funding principally through debt facilities and securitizations with a diverse group of banks, insurance companies and other institutional lenders. This diversity provides us with a mix of scalable funding sources, significant capital commitments and access to flexible funding for growth. In addition, because we contribute a portion of the capital for each loan we fund via our debt facilities and securitizations, we are able to align interests with our lenders.

•
Durable Business Model. Since we began lending in 2007, we have successfully operated our business through both strong and weak economic environments. The diversity of our portfolio including loans to over 97,000 small businesses in over 700 industries results in minimal portfolio concentrations and reduces sensitivity to industry specific downturns or events. Our real-time data, short duration loans, automated daily and weekly collections, risk management capabilities and unit economics enable us to react rapidly to changing market conditions.

Our Strategy for Responsible Growth and Improved Profitability
Our vision is to become the first choice lender to underserved small businesses while growing responsibly and increasing profitability. In doing so, and to accomplish this, we intend to:

•
Expand in Each of our Distribution Channels and Optimize our Funnel. We plan continued efficient investment in direct marketing to increase our brand awareness and add new customers. As our dataset expands, we will continue to pre-qualify and market to those customers we believe are predisposed to take a loan and have a higher likelihood of approval. We have seen success from this strategy as the direct marketing channel continued to originate more dollar volume than any other channel in 2018. We also intend to grow originations by broadening our indirect distribution capabilities through expanding our strategic partner and funding advisor networks. Our strategic partner channel offers our lowest customer acquisition cost while enhancements to our funding advisor network has led to increased application volume and conversion rates. We regularly seek to improve our efficiency in attracting new and repeat customers to apply for loans from us, to increase the number of completed loan applications and improve the conversion rate of completed applications into funded loans for qualified small businesses. This includes many aspects of our business from marketing, sales and customer support, underwriting, funding and servicing. By optimizing our sales funnel, we seek to reduce customer acquisition costs, responsibly increase loan originations and improve profitability.

•
Continue to Optimize Decisioning Models. We continually update our decisioning models based on additional data and use that information to refine and optimize our marketing and lending decisions. For example, during 2018 as in prior years, in the ordinary course of business, we conducted numerous underwriting tests of discreet pools of loans with defined characteristics to assess the profitability of the sample. Testing included specific sectors, credit profiles and loan terms. We incorporate the learnings from these tests, both positive and negative, into our underwriting which we believe will lead to increased originations and profitability.

•
Expand Loan Offerings and Features. We will continue to develop financing solutions and enhancements for underserved small businesses throughout their life cycle. We offer lines of credit with limits up to $100,000 and term loans up to $500,000 with terms up to 36-months. In 2018, we launched a line of credit instant funding option to small businesses via their debit cards through our agreements with Ingo Money and Visa and announced our intention to enter into the equipment finance market. We regularly evaluate and explore new ideas including variations of existing loans through test pilot programs before new loans or loan enhancements are fully introduced. We believe expanded offerings and features will help retain existing customers, attract new customers and ultimately increase customer lifetime value.

•
Grow International Businesses. We continue to grow our business in both Canada and Australia where we believe the markets for online small business loans are still relatively new and underserved. This growth includes our recently announced intention to combine our Canadian business with Evolocity Financial Group, or Evolocity, a private, Montréal-based online small business lender. As we grow our international business, we will closely monitor and adjust our pricing and costs, including the costs of integrating businesses with Evolocity. We believe there are other promising international markets, although our near-term plans do not include expansion of OnDeck lending into additional countries.

•
Grow ODX. We believe the opportunity exists to further expand ODX, which offers bank clients a comprehensive technology and services platform to facilitate online lending to their small business customers. We have existing agreements with JPM and PNC, each of which uses ODX services to support the origination and underwriting processes for a portion of their small business customers. We intend to work with our existing bank clients to increase the volume and scope of our business together and are actively seeking to expand the ODX customer base to include other banks and small business lenders. ODX was previously known as OnDeck-as-a-Service.

•
Extend Customer Lifetime Value. We believe we have an opportunity to increase revenue and loyalty from new and existing customers, thereby extending customer lifetime value. We continue to add benefits to our customer offerings to increase engagement and usage of our platform.  For example, in 2018, we introduced line of credit instant funding, which allows our customers to more quickly access funds, and we continuously explore ways to enhance our loan offerings and features. Our publicly announced plans to enter the equipment finance market are driven by our goal of offering both new and existing customers another lending solution to match their needs.

Our Loans and Loan Pricing
We offer term loans and lines of credit to eligible small businesses. We currently offer term loans from $5,000 to $500,000. The original term of each individual term loan ranges from 3 to 36 months. Customers repay our term loans through fixed, automatic ACH collections from their business bank account on either a daily or weekly basis. We offer a revolving line of credit with fixed 6 or 12 month level-yield amortization on amounts outstanding and automated weekly ACH payments. We currently offer lines of credit from $6,000 to $100,000. In addition to originating our own loans, we also purchase certain term loans and lines of credit from our issuing bank partner who originates those loans.
Our term loan and line of credit sizes and pricing are based on a risk assessment generated by our proprietary data and analytics engine, which includes the OnDeck Score. Pricing is determined primarily based on the customer’s OnDeck Score, the business owner's FICO® score, loan term and origination channel. Loans originated through direct marketing and strategic partners are generally priced lower than loans originated through FAPs due to the commission structure of the FAP program as well as the relative risk profile of the borrowers within the channel. Additionally, we may offer discounts to qualified repeat customers as part of our loyalty program.
For all of our term loans and lines of credit, our customers are quoted multiple pricing metrics to provide transparency and help them better understand the cost of their loan, including:
•the total repayment amount in dollars;
•the annual percentage rate, or APR;
•the average monthly payment amount; and
•the “Cents on Dollar,” or COD, which expresses the total amount of interest that will be paid per dollar borrowed.
In order to provide our customers with pricing transparency, during the fourth quarter of 2016, we adopted the SMART Box™ - which stands for “Straightforward Metrics Around Rate and Total cost,” a model pricing disclosure and comparison tool introduced by the Innovative Lending Platform Association, or ILPA, of which we are a founding member. The SMART Box presents prospective customers with the key terms of their loan and several standardized pricing metrics to evaluate the cost of the term loan or line of credit, including the total cost of capital, APR, the average monthly payback amount, and the COD cost of the loan.

Cents on Dollar borrowed reflects the monthly interest paid by a customer to us for a loan, and does not include the loan origination fee and the repayment of the principal of the loan. As of December 31, 2018, the APRs of our term loans ranged from 9.1% to 99.8% and the APRs of our lines of credit ranged from 11.0% to 63.2%. Because many of our loans are short term in nature and APR is calculated on an annualized basis, we believe that small business customers tend to evaluate these short term loans primarily on a Cents on Dollar borrowed basis rather than APR.
We believe that our product pricing has historically been higher than traditional bank loans to small businesses and lower than certain non-bank small business financing alternatives such as merchant cash advances. The weighted average APR for our term loans and lines of credit declined from 54.4% in 2014 to 41.4% in 2016. During the same period, the weighted average COD per dollar borrowed per month for our term loans declined from 2.32 cents to 1.82 cents. Since mid 2016, we implemented price increases which increased our weighted average COD and weighted average APR. For the year ended December 31, 2018, our weighted average COD per dollar borrowed per month and weighted average APR were 2.14 cents and 46.9%, respectively. For the year ended December 31, 2017, our weighted average COD per dollar borrowed per month and weighted average APR were 1.95 cents and 43.7%, respectively. We intend to continue to manage the pricing of our loans to optimize between risk-adjusted yields and loan origination volume. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations —Key Factors Affecting Our Performance—Pricing.
Our Risk Management
Our management team has operated the business through both strong and weak economic environments and has developed significant risk management experience and protocols.
Risk is overseen by the risk management committee, which is comprised of certain members of our board of directors and meets regularly to examine our credit and enterprise risks. The risk management committee also has established management committees that are comprised of members of our management team that monitor key risks and we have teams within the company that monitor and report on various enterprise risks. Credit risk is the most fundamental and significant risk faced by the Company.
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
In addition, because our loans generally require automated payment of principal and interest either daily or weekly and allow for ongoing data collection, we obtain early-warning indicators that provide a higher degree of visibility not just on individual loans, but also on macro portfolio trends. Insights gleaned from such real-time performance data provide the opportunity for us to be agile and adapt to changing conditions. For the year ended December 31, 2018, the average length of a term loan at origination was approximately 11.8 months compared to 12.1 months for the year ended December 31, 2017. We believe the rapid amortization and recovery of amounts from the short duration of our portfolio helps to mitigate our overall loss exposure.
Our credit risk team is responsible for portfolio management, allowance for loan losses, or ALLL, credit model validation and underwriting performance. This team engages in numerous risk management activities, including reporting on performance trends, and monitoring of portfolio concentrations.
We also focus on a variety of other enterprise risks and processes, including but not limited to:

•
Liquidity and Market Risks. Liquidity risk is the risk that we will not maintain adequate financial resources to meet our financial obligations. We mitigate liquidity risk by using a funding strategy that allows us to access debt facilities and the securitization markets through a diverse set of banks, insurance companies and other institutional lenders, which reduces our dependence on any one source of capital. Market risks relate to potential implications of fluctuating interest rate or currency exchange rates on our operations or financial results. Liquidity and market risks are monitored by an asset liability committee.

•
Operational Risks including: (1) ensuring our IT systems, security protocols and business continuity plans are maintained, reviewed and tested; (2) establishing and testing internal controls with respect to financial reporting; (3) recruiting and retaining talent and (4) other risks associated with developing and executing business strategies.

•
Regulatory Risks. Regulatory risk involves regularly reviewing the legal and regulatory environment to ensure compliance with existing laws and anticipate future legal or regulatory changes that may impact us.

•	Competitive Risks including threat of new and existing market entrants.

Our Subsidiaries
We conduct certain of our operations through subsidiaries that support our business. We offer bank clients a comprehensive technology and services platform that facilitates online lending to small business customers through our ODX subsidiary. Several of our other subsidiaries are special purpose vehicles acting as the borrower in different asset-backed revolving debt facilities and one other subsidiary is a special purpose vehicle acting as the issuer under our current asset-backed securitization vehicle.
See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 8 of Notes to Consolidated Financial Statements elsewhere in this report for more information regarding our subsidiaries.
Our Information Technology and Security
Our Information Security program is based on principles that reflect our goals and that form the foundation of the policies, standards and procedures of our Information Security Policy. These underlying principles expand on traditional confidentiality, integrity and availability models to provide a framework for: safeguarding critical and sensitive company, customer and other information we maintain in many formats including databases, electronic mail and paper documents; protecting critical company business applications, both those under development and those in live production environments; securing many types of computing devices including data center assets through desktop and laptop computers; protecting company communications networks including wireless, voice over IP and Internet connectivity; and facilitating discussions with third parties when establishing contracts or service level agreements governing information security arrangements.
Our network is configured with multiple layers of security with the goal of detecting, preventing, and responding to unauthorized access to or probing of our information. In addition to regular internal vulnerability scans, we submit to external penetration testing to validate our defenses and to identify areas for improvement.
Our applications are engineered with a focus on security and protected using a number of preventative controls in addition to in-code measures.  We also use security protocols for communication among applications.  All of our public Application Programming Interfaces, or APIs, and websites use Transport Layer Security Applications and are analyzed for security flaws internally by a dedicated team in order to maintain our security posture through continued development and functional improvement.
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
We have registered trademarks in the United States, Canada and Australia for “OnDeck,” “ODX,” “OnDeck Score,” “OnDeck Marketplace,” the OnDeck logo and many other trademarks. We also have filed other trademark applications in the United States and certain other jurisdictions and will pursue additional trademark registrations to the extent we believe it will be beneficial.

Our Employees
As of December 31, 2018, we had 587 full-time employees in our New York, Denver, Virginia, Sydney, Australia, and Toronto, Canada offices as well as employees who work remotely.
In 2018 we refreshed our core values to help us focus even more on helping our small business customers succeed:

One Team	We know that the best outcomes happen when we work together.

Switched On	We are passionate about small businesses, our company, and each other.

Driven to Win	Every decision counts in our journey to lend responsibly and win with integrity.

Focused Innovation	We invent where it differentiates us and leverage existing solutions where it doesn't.

Strike the Right Balance	Our entrepreneurial culture keeps us nimble and standards and processes keep us well-managed.
We consider our relationship with our employees to be satisfactory and we have not had any work stoppages. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
Government Regulation
We and our bank partners are affected by laws and regulations, and judicial interpretations of those laws and regulations, that apply to businesses in general, as well as to commercial lending. This includes a range of laws, regulations and standards that address information security, privacy, fair lending and anti-discrimination, fair sales/marketing practices, transparency, credit bureau reporting, anti-money laundering and sanctions screening, licensing and interest rates, among other things. Because we are not a bank and are engaged in commercial lending, we are not subject to certain of the laws and rules that only apply to banks and that has federal preemption over certain state laws and regulations. However, we purchase term loans and lines of credit from our issuing bank partner that is subject to laws and rules applicable to banks and commercial lenders. We may consider, among other regulatory alternatives, full, limited or other special purposes state bank charters; the U.S. Office of the Comptroller of the Currency’s full service national bank charter or its special purpose national bank charter for FinTech companies; or other alternatives or chartering regimes.
State Lending Regulations
Interest Rate Regulations
Although the federal government does not regulate the maximum interest rates that may be charged on commercial loan transactions, some states have enacted commercial rate laws specifying the maximum legal interest rate at which commercial loans can be made in their state. We only offer commercial loans. All loans originated directly by us provide that they are to be governed by Virginia law. Virginia does not have rate limitations on commercial loans of $5,000 or more or licensing requirements for commercial lenders making such loans. Our underwriting team and senior members of our credit risk team are headquartered in Arlington, Virginia, and that is where our commercial loan contracts are made. With respect to loans where we work with a partner or issuing bank, the issuing bank may utilize the law of the jurisdiction applicable to the bank in connection with its commercial loans.
Licensing Requirements
In states and jurisdictions that do not require a license to make commercial loans, we typically make term loans and extend lines of credit directly to customers pursuant to Virginia law, which is the governing law we require in the underlying loan agreements with our customers. There are five states that have licensing requirements where we do not make any term loans and instead purchase term loans made by an issuing bank partner: California, Nevada, North Dakota, South Dakota and Vermont. Beginning in 2016, we began to acquire line of credit draws under lines of credit extended by our issuing bank partner in those states. Due to regulatory limitations, we do not originate lines of credit directly in those five states. In addition to those five states, there are other states and jurisdictions that require a license or have other requirements or restrictions applicable to commercial loans, including both term loans and lines of credit, and may not honor a Virginia choice of law. In these other states, historically we have originated some term loans and lines of credit directly but purchased other term loans and lines of credit from issuing bank partners, the foregoing depending on the requirements or restrictions of these other states. Those other states assert either that their own licensing laws and requirements or requirements should generally apply to commercial loans made by nonbanks, or apply to commercial loans made by nonbanks of certain principal amounts, with certain interest rates, to certain business entity types or based on other terms. In such other states and jurisdictions and in some other circumstances, term loans and lines of credit are made by an issuing bank partner that is not subject to such state law, and may be sold to us. Certain lines of credit are extended by an issuing bank partner in all 50 states in the U.S. and we may purchase extensions under those lines of credit. For the years ended December 31, 2018, 2017 and 2016, loans made by issuing bank partners constituted 18.9%, 22.6% and 22.2%, respectively, of our total loan originations (including both term loans and draws on lines of credit).
The issuing bank partner establishes its underwriting criteria for the issuing bank partner program in consultation with us. We recommend commercial loans to the issuing bank partner that meet the bank partner's underwriting criteria, at which point the issuing bank partner may elect to fund the term loan or extend the line of credit. If the issuing bank partner decides to fund the loan (including term loans and line of credit extensions), it retains the economics on the loan for the period that it owns the loan. The issuing bank partner earns origination fees from the customers who borrow from it and retains the interest paid during the period that the issuing bank partner owns the loan. In exchange for recommending loans to an issuing bank partner, we earn a marketing referral fee based on the loans recommended to, and originated by, that issuing bank partner. Historically, we have been the purchaser of the loans that we refer to issuing bank partners. Our agreement with our issuing bank partner also provides for a collateral account, which is maintained at the issuing bank. The account serves as cash collateral for the performance of our obligations under the relevant agreements, which among other things may include compliance with certain covenants, and also serves to indemnify the issuing bank partner for breaches by us of representations and warranties where it suffers damages as a result of the loans that we refer to it. Our current agreement with our issuing bank partner, Celtic Bank, or Celtic, expires October 2019 and the agreement automatically extends for one-year periods unless terminated by either party. Celtic is an industrial bank chartered by the state of Utah and makes small business and certain other loans. The agreement with Celtic may not be assigned without the prior written consent of the non-assigning party. We may in the future and from time to time work with a different bank partner, or multiple bank partners.
We are not required to have licenses to make commercial loans under any state laws as currently in effect and our operations as presently conducted. Virginia, unlike some other jurisdictions, does not require licensing of commercial lenders. Because we make loans from Virginia in accordance with the Virginia choice of law in our loan agreements, we are not required, with respect to any loans we originate, to be licensed as a lender in other jurisdictions that honor the Virginia choice of law.
Federal Lending Regulations
We are a commercial lender and as such there are federal laws and regulations that affect our lending operations. These laws include, among others, portions of the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, Economic and Trade Sanctions rules, the Electronic Signatures in Global and National Commerce Act, the Service Members Civil Relief Act, the Telephone Consumer Protection Act of 1991, and Section 5 of the FTC Act prohibiting unfair and deceptive acts or practices.  In addition, there are other federal laws that do not directly govern our business but with respect to which we have established certain procedures, including procedures to designed to protect our platform from being used to launder money.
Competition
The small business lending market is highly competitive and fragmented and we expect it to remain so in the future. Our principal competitors include traditional banks, legacy merchant cash advance providers, and newer, technology-enabled FinTech lenders. We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

•	ease of process to apply for a loan;

•	brand recognition and trust;

•	loan features, including amount, rate, term and repayment method;

•	loan product fit for business purpose;

•	transparent description of key terms;

•	effectiveness of underwriting;

•	speed of funding;

•	effectiveness of operational processes;

•	effectiveness of customer acquisition; and

•	customer experience.
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
We intend to use the following social media and other websites for the dissemination of information:
Our blog: https://www.ondeck.com/resources
Our Twitter feed: http://twitter.com/ondeckcapital
Our Facebook page: http://www.facebook.com/ondeckcapital
Our corporate LinkedIn page: https://www.linkedin.com/company/ondeck
We invite our current and potential investors, the media and others interested in us to visit these sources for information related to us. Please note that this list of social media and other websites may be updated from time to time on our investor relations website and/or filings we make with the SEC.
Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such materials electronically with or furnish it to the SEC.  Information contained on, or that can be accessed through, our website or the social media and other websites noted above, do not constitute part of this Annual Report on Form 10-K and the inclusion of our website address and social media addresses in this Annual Report is an inactive textual reference only. The SEC also maintains a website that contains our SEC filings at www.sec.gov.
Industry and Market Data
This report contains estimates, statistical data, and other information concerning our industry that are based on industry publications, surveys and forecasts. The industry and market information included in this report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such information.
The sources of industry and market data contained in this report are listed below:

•	FDIC, Loans to Small Businesses and Farms, FDIC-Insured Institutions 1995-2018, Q2 2018.
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
We have a history of losses prior to 2018 and may not achieve consistent profitability in the future.
While we generated net income in 2018 of $25.3 million, we generated net losses of $14.3 million and $85.5 million 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $195.2 million. We will need to generate and sustain increased revenue levels, and control costs and credit losses, in future periods in order to maintain or increase our level of profitability. We intend to continue to expend significant funds on our marketing and sales operations, increasing our investment in technology and analytics capabilities including investments in our wholly-owned ODX subsidiary, increasing our customer service and general loan servicing capabilities, meeting the increased compliance requirements associated with our operation as a public company that will cease to qualify as an "emerging growth company" after 2019 and changing regulatory requirements, and upgrading our technology infrastructure and expanding in existing or possibly new markets. In addition, we record our loan loss provision as an expense to account for the possibility that loans we intend to hold may not be repaid in full. Because we incur a given loan loss expense at the time that we issue the loans we intend to hold, we expect the aggregate amount of this expense to grow as we increase the total amount of loans we make to our customers.
Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. Future profitability may decline or be volatile, and we may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If profitability declines or is volatile, or we are unable to sustain profitability, the market price of our common stock may significantly decrease.
Our recent growth may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively.
Our gross revenue grew to $398.4 million in 2018 from $351.0 million in 2017 and from $291.3 million in 2016. We expect that, in the future, even if our revenue continues to increase, our rate of revenue growth may decline.
In addition, we expect to continue to expend substantial financial and other resources on:

•	marketing, including expenses relating to increased direct marketing efforts;

•	expanding product offerings;

•	product development, including the continued development of our platform and OnDeck Score;

•	technology and analytics, including through ODX;

•	diversification of funding sources;

•	broadening distribution capabilities through strategic partnerships and funding advisors;

•	general administration, including legal, accounting and other compliance expenses related to being a public company and the loss of emerging growth company status at the end of 2019; and

•	expansion in Canada and Australia, and possibly into new international geographies.
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

Our current level of interest rate spread may decline in the future. Any material reduction in our interest rate spread could harm our business, results of operations and financial condition.
We earn a majority of our revenues from interest payments on the loans we make to our customers. Financial institutions and other funding sources provide us with the funding for these term loans and lines of credit and charge us interest on the funds that we utilize. In the event that the spread between the interest rate at which we lend to our customers and the interest rate at which we borrow from our lenders decreases, our financial results and operating performance will be harmed. The interest rates we charge to our customers and pay to our lenders could each be affected by a variety of factors, including access to capital based on our business performance, the volume of loans we make to our customers, competition and regulatory requirements. These interest rates may also be affected by a change over time in the mix of the types of loans we provide to our customers and sell to our investors, the mix of new and renewal loans and a shift among our channels of customer acquisition.
Our funding mix and loan structure increase the risk that out interest rate spread will decline in periods of rising interest rates. We lend to our customers at a fixed rate of interest while a majority of our borrowings that fund our lending are at a variable rate of interest.  To the extent that underlying market interest rates rise, our interest rate spread will likely narrow. We may not be able to successfully mitigate this risk either partially or at all. Any interest rate hedging we enter into may not be effective and we may not be able to successfully raise the interest rates we charge customers on new originations due to competitive and other factors.
Interest rate changes may adversely affect our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as inflation, recession, the state of the credit markets, changes in market interest rates, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. Any material reduction in our interest rate spread could have a material adverse effect on our business, results of operations and financial condition.
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
Our customers are small businesses and some customers have a limited operating history. As of December 31, 2018, approximately 24.4% of our total loans outstanding related to customers with fewer than five years of operating history. Accordingly, our customers historically have been, and may in the future remain, more likely to be affected or more severely affected than large enterprises by adverse economic conditions. These conditions may result in a decline in the demand for our loans by potential and existing customers, and higher default rates by existing customers. If a customer defaults on a loan payable to us, the loan enters a collections process where our systems and collections teams initiate contact with the customer for payments owed. In the past when we charged off a loan, we had generally sold the loan to a third-party collection agency in exchange for only a small fraction of the remaining amount payable to us. In 2018, we began expanding our in-house collection efforts up to and including litigation with the goal of achieving higher net recoveries over time. We expect to continue this strategy. At year-end 2018, we retained all or substantially all of our delinquent loans, which contributed to an increase in our Reserve Ratio and 15+ Day Delinquency Ratio. There is no assurance that this strategy will be successful, and it could result in lower recoveries than we have realized historically from selling charged-off loans. It may also lead to increased litigation, negative publicity and harm to our reputation.
There can be no assurance that economic conditions will remain favorable for our business or that demand for our loans or default rates by our customers will remain at current levels. Reduced demand for our loans would negatively impact our growth and revenue, while increased default rates by our customers may inhibit our access to capital, including debt warehouse facilities and securitizations, and negatively impact our profitability. Furthermore, we have received a large number of applications from potential customers who do not satisfy the requirements for an OnDeck loan. If an insufficient number of qualified small businesses apply for our loans, our growth and revenue could decline.
An increase in customer default rates may reduce our overall profitability and could also affect our ability to attract institutional funding. Further, historical default rates may not be indicative of future results.
Customer default rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual customers. In particular, loss rates on customer loans may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer and business confidence, commercial real estate values, the value of the U.S. dollar, energy prices, changes in consumer and business spending, the number of personal and business bankruptcies, disruptions in the credit markets and other factors. We offer both our term loan and line of credit loans to the same customers, subject to customary credit and loan underwriting procedures. To the extent that our customers borrow from us under both types of loans and default, our losses could be greater than if we had offered them only one type of loan. In addition, as of December 31, 2018, approximately 24.4% of our total loans outstanding related to customers with fewer than five years of operating history. While our loan decisioning process is designed to establish that, notwithstanding such limited operating and financial history, customers would be a reasonable credit risk, our loans may nevertheless be expected to have a higher default rate than loans made to customers with more established operating and financial histories. In addition, if default rates, delinquency rates or certain performance metrics reach certain levels, the principal of our securitized notes or other borrowings may be required to be paid down, and we may no longer be able to borrow from our debt facilities to fund future loans.
Even in favorable economic conditions, supply and demand driven changes in credit can place downward pressure on our loan pricing, which may have a material adverse effect on our business.
We believe that favorable economic conditions are generally helpful to OnDeck’s business because historically small business and consumer optimism tends to encourage investments in small businesses and to promote related borrowing activity. However, these conditions can also tend to expand risk levels acceptable to legacy financial institutions and to increase capital availability for newer FinTech competitors. These forces, combined with the lower switching costs that online platforms provide, could place downward pressure or create volatility on our loan pricing, reducing our ability to generate growth from current and prospective price-sensitive customers. This could be particularly damaging to us because of our size relative to larger small business lenders. We may not be able to adequately reduce our marginal costs if our loan pricing were to decline, which could have a material adverse effect on our business.
We operate in a cyclical industry. In an economic downturn, we may not be able to grow our business or maintain levels of liquidity, loss, and revenue growth to sustain our business and remain viable through the credit cycle.
The timing, severity, and duration of an economic downturn have can have significant negative impacts on small businesses and our ability to generate adequate revenue and to absorb expected and unexpected losses.
We do not have all of the elements necessary to ensure sustainability of our business in all circumstances. In making a decision whether to extend credit to a new or existing customer, or determine appropriate pricing for a loan, our decision structure relies on robust data collection, our proprietary credit scoring model, market expertise and judgmental underwriting. An economic downturn will place financial stress on our customers, potentially impacting our decision structure’s ability to make accurate decisions. Small businesses are typically impacted before and more severely than large businesses. Our early warning and portfolio management capabilities’ ability to adapt in a manner that balances future revenue production and loss minimization will be tested in a downturn. The longevity and severity of a downturn will also place pressure on our lenders, who provide financing to us through our debt warehouses and our securitization. There can be no assurance that our financing arrangements will remain available to us through any particular business cycle. The timing and extent of a downturn may also require us to change, postpone or cancel our strategic initiatives or growth plans to pursue shorter-term sustainability. The longer and more severe an economic downturn, the greater the adverse impact on us, which could be material.
We rely on our proprietary decision structure to make credit decisions, set loan prices and forecast loss rates. If we do not make accurate credit and pricing decisions or effectively forecast our loss rates, our business and financial results will be harmed, and the harm could be material.
In making a decision whether to extend credit to prospective customers, we rely upon data to assess credit handling ability, debt servicing capacity, and overall risk level to determine lending exposure and loan pricing. If the components or analytics are either unstable, biased, or missing key pieces of information, the wrong decisions will be made which will negatively affect our financial results. If our proprietary decision structure fails to adequately predict the creditworthiness of our customers, including a failure to predict a customer’s true credit risk profile and/or ability to repay their loan, we have in the past recorded, and may in the future need to record, additional provision expense and/or experience higher than forecasted losses. Additionally, if any portion of the information pertaining to the prospective customer is false, inaccurate or incomplete, and our systems did not detect such falsities, inaccuracies or incompleteness, or any or all of the other components of our credit decision process fails, we may experience higher than forecasted losses. Furthermore, if we are unable to access the third-party data used in our decision structure, or our access to such data is limited, our ability to accurately evaluate potential customers will be compromised, and we may be unable to effectively predict probable credit losses inherent in our loan portfolio, which would negatively impact our results of operations, which could be material.
Additionally, if we make errors in the development and validation of any of the underwriting models or tools that we use for the loans securing our debt warehouses or our securitization, such loans may experience higher delinquencies and losses, which could result in the principal of our securitized notes or other borrowings being required to be paid down, and we may no longer be able to borrow from those debt facilities to fund future loans. Moreover, if future performance of our customers’ loans differs from past experience (driven by factors, including but not limited to, macroeconomic factors, policy actions by regulators, lending by other institutions and reliability of data used in the underwriting process), which experience has informed the development of the underwriting procedures employed by us, delinquency rates and losses to investors of our securitized debt from our customers’ loans could increase, which could result in the principal of our securitized notes or other borrowings being required to paid down, and we may no longer be able to borrow from those debt facilities to fund future loans. This inability to borrow from our debt facilities, which could further hinder our growth and harm our financial performance.
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
As a result, there can be no assurance that our allowance for loan losses or expense accrual for probable losses on unfunded line of credit commitments will be comparable to that of traditional banks subject to regulatory oversight or sufficient to absorb losses or prevent a material adverse effect on our business, financial condition and results of operations.
If the information provided by customers to us is incorrect or fraudulent, we may misjudge a customer’s qualification to receive a loan and our operating results may be harmed.
Our lending decisions are based partly on information provided to us by loan applicants. To the extent that these applicants provide information to us in a manner that we are unable to verify, our loan decisioning process, including the OnDeck Score, may not accurately reflect the associated risk. In addition, data provided by third-party sources is a significant component of our loan decisioning and this data may contain inaccuracies. Inaccurate analysis of credit data that could result from false loan application information could harm our reputation, business and operating results.
In addition, we use identity and fraud checks analyzing data provided by external databases to authenticate each customer’s identity. From time to time in the past, these checks have failed and there is a risk that these checks could also fail in the future, and fraud, which may be significant, may occur. We may not be able to recoup funds underlying loans made in connection with inaccurate statements, omissions of fact or fraud, in which case our revenue, operating results and profitability will be harmed. Fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negatively impact our operating results, brand and reputation, and require us to take steps to reduce fraud risk, which could increase our costs.
Our enterprise risk management efforts may misalign with our strategic objectives, which can result in us failing to achieve our objectives.
We are exposed to credit, market, liquidity, and operational risks related to our business, assets and liabilities. To manage these risks, we have developed enterprise risk management capabilities with the goal of supporting our growth objectives, client reach, risk targets and operational complexities while balancing the needs of stockholders, customers and employees. In order to be effective, among other things, our enterprise risk management capabilities must adapt and align to support any new product or loan features, capability, strategic development, or external change. We could incur substantial losses and our business operations could be disrupted to the extent our business model, operational processes, control functions, technological capabilities, risk analyses, and business/product knowledge do not adequately identify and manage potential risks associated with our strategic initiatives.
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
We have a limited operating history in an evolving industry that may not develop as expected. Assessing our business and future prospects is challenging in light of the risks and difficulties we may encounter. These risks and difficulties include our ability to:

•	increase the number and total volume of term loans and lines of credit we extend to our customers;

•	improve the terms on which we lend to our customers as our business becomes more efficient;

•	increase the effectiveness of our direct marketing, as well as our strategic partner and funding advisor program customer acquisition channels;

•	maintain or increase repeat borrowing by existing customers;

•	successfully develop and deploy new types of loans and new loan features including equipment finance loans;

•	successfully expand ODX, our comprehensive technology and services platform that facilitates online lending to small business customers, to additional banks and other small business lenders;

•	successfully maintain our diversified funding strategy, including through debt warehouse facilities and possible future securitization transactions;

•	favorably compete with other companies that are currently in, or may in the future enter, the business of lending to small businesses including traditional lenders and so-called "closed-loop lenders;"

•	successfully navigate economic conditions and fluctuations in the credit market;

•	effectively manage the growth of our business;

•	obtain debt or equity capital on attractive terms;

•	successfully expand internationally; and

•	anticipate and react to changes in an evolving regulatory environment.
We may not be able to successfully address these risks and difficulties, which could harm our business and cause our operating results to suffer.
To date, we have derived our revenue from a limited number of financing options and markets. Our efforts to expand our market reach and financing options may not succeed and may reduce our revenue growth.
We offer term loans and lines of credit to our customers in the United States and Canada and term loans to our customers in Australia. Many of our competitors offer a more diverse set of financing options to small businesses and in additional international markets. There can be no assurance that we will be successful in broadening the scope of financing options that we offer to our customers. Failure to broaden the scope of financing options we offer to potential customers may inhibit the growth of repeat business from our customers and harm our operating results. There also can be no guarantee that we will be successful with respect to our current efforts in Canada and Australia, as well as any further expansion beyond the United States, Canada and Australia, if we decide to attempt such expansion at all, which may also inhibit the growth of our business.
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
Failure of operating controls could produce a significant negative outcome, including customer experience degradation, legal expenses, increased regulatory cost, significant internal and external fraud losses and vendor risk.
We are subject to the Fair Credit Reporting Act, anti-money laundering rules and rules relating to unfair, deceptive, or abusive acts or practices, as well as regulations of the Financial Crimes Enforcement Network. Losses from operational failures can be material. These losses can arise from a wide range of breaches in controls, procedures, processes and security. Breaches in any of these controls, procedures, processes or security measures could lead to significant legal expense and, even, punitive damages. Internal fraud, including the stealing and dissemination of client personally identifiable information, can create significant client distrust and result in serious legal action against us. Breaches in client onboarding and servicing processes can degrade customer experience and place current and future revenues at risk. The continued proliferation and technological advances in first and third-party fraud can result in large losses over a short period of time if undetected. While we seek to enhance and develop our operational risk strategy and control structure, there can be no assurance that our efforts will be successful and that we will avoid material operational losses. These potential operational risk loss scenarios are not exhaustive and we could experience a significant loss in any scenario if our operational risk enhancements do not keep pace with our business, capabilities or our continued organizational growth and complexity. In addition, operational failures could have a significant effect on our reputation which could cause additional material harm to our business and prospects.
Our strategy to expand the availability of our platform to other lenders through our wholly-owned subsidiary, ODX, relies on an unproven business model in an emerging industry, which makes it difficult to evaluate the prospects for that strategy and the risks and challenges we may encounter.
Part of our growth strategy is to expand the availability of our platform to other lenders through our wholly-owned subsidiary, ODX.  This strategy relies on an unproven business model in an emerging industry.  As a result, the revenue and income potential of offering our platform through ODX and the related market opportunity are uncertain. In order to pursue this strategy we will be required to make significant investments over time, attract new customers and retain existing ones. Future demand and market acceptance of our platform through ODX are unpredictable. The sales cycle to attract a lender to our platform is long and complex, and once a lender is attracted, the integration and ramp up can also be long, complex and expensive.  As a result, it is difficult to evaluate the prospects for this strategy or the timing or degree of its potential success.  It is also difficult to assess the risks and challenges we may encounter in pursuing this strategy.  Many of these risks and challenges are in categories similar to those we face in our online small business lending activities as described in this Item 1A. - Risk Factors and elsewhere in this report.  Others may be in addition to, or greater than, those we face in our online small business lending activities. Additional or greater risks and challenges to expanding the availability of our platform to other lenders through ODX may include:

•	lack of acceptance of our platform through ODX by other lenders;

•	reluctance of other lenders to share their customer data with us, or impacts of data and security breaches if they do;

•	unwillingness of other lenders to use our platform through ODX because we are doing business with their competitors, or for other reasons;

•	the possible preference of other lenders to build and use their own platforms, or platforms offered by existing or new competitors of ours, for online small business lending;

•	our ability to charge fees for services commensurate with the total cost of providing those services;

•	the amount of time it may take us to integrate new lenders;

•	our ability to fund investment to expand and customize our platform in advance of earning fee revenue related to that investment;

•	our ability to provide customized solutions that meet the needs of lenders;

•	our ability to meet the performance criteria that customers or prospective customers require;

•	the inability to retain one or more customers and the impact of that customer loss on other existing or prospective customers;

•	our ability to scale our platform through ODX to make it economically viable; and

•	our ability to compete effectively with third parties seeking to provide similar services.
We may not be able to successfully address these risks and challenges, which could cause our strategy to fail, harm our business and cause our operating results to suffer.  In addition, offering our platform through ODX, has placed, and if we are able to expand it will continue to place, significant demands on our management and our operational and financial resources.  If we cannot effectively manage the growth of this opportunity, our financial results will suffer.

Expanding our operations internationally could subject us to new challenges and risks.
We currently operate in the United States, Canada and Australia and may seek to expand our business further internationally. Additional international expansion, whether in our existing or new international markets, will require additional resources and controls. Such expansion could subject our business to substantial risks including:

•	adjusting our proprietary loan platform, and our loan decisioning process, to account for the country-specific differences in information available on potential small business borrowers;

•	conformity with applicable business customs, including translation into foreign languages and associated expenses;

•	changes to the way we do business as compared with our current operations;

•	the need to support and integrate with local third-party service providers;

•	competition with service providers that have greater experience in the local markets than we do or that have pre-existing relationships with potential borrowers and investors in those markets;

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
Our success will depend, in part, on our ability to grow our business. In some circumstances, we may determine to do so through the acquisition of complementary assets, businesses and technologies rather than through internal development. For example, in December 2018 we announced that we had entered a definitive agreement to combine our Canadian lending business with that of another Canadian company. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. We also have never made these types of acquisitions before and therefore lack experience in integrating such acquisitions, new technology and personnel. The risks we face in connection with acquisitions include:

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
Our failure to address these risks or other problems encountered in connection with our future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business, generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize.
Our proposed entry into the equipment financing market may be unsuccessful or may not provide the expected contributions to our growth strategy.  Our failure to successfully offer equipment finance loans or realize the benefits of these loans could adversely impact our business and financial results.
As part of our growth strategy, we began and then in mid-2018 expanded a limited pilot referral program to offer equipment finance loans to our customers. Under the pilot program, we refer customers seeking equipment financing loans to a third party that originates and services the loans.  In 2019, we plan to begin making our own equipment finance loans ranging from $5,000 to $150,000, with terms ranging from 24 to 60 months. These loans will be secured by new and used equipment. We have no prior experience offering equipment finance loans which could involve significant challenges and risks including:

•	our inability to launch and scale our equipment finance offering beyond our limited pilot program in offering equipment finance loans;

•	our inability to effectively underwrite and price equipment finance transactions, and evaluate the initial and residual value of the loan collateral;

•	our failure to develop or acquire the technology needed to support the offering of equipment finance loans;

•	inadequately training sales and customer service personnel to handle the offering of equipment finance loans;

•	possible delays in our ability to launch the offering of equipment finance loans;

•	customer acceptance;

•	intense competition from other equipment finance providers, many of whom have much more experience and greater financial resources than we do, and risks of innovation by our competitors;

•	actual losses exceeding expected losses for the offering of equipment finance loans;

•	worsening economic conditions that may result in decreased demand and increase our customers' default rates;

•	the effectiveness of our risk management efforts; and

•	repossessing equipment collateral and liquidating it, including possible reputational and publicity risks associated with our collection efforts.
Any failure on our part to successfully offer equipment finance loans or realize the expected benefits could adversely impact our business and financial results.
The lending industry is highly regulated. Changes in regulations or in the way regulations are applied to our business could adversely affect our business.
Over the last few years, federal and state regulatory and other policymaking entities have taken an increased interest in marketplace and online lending, including online small business lending.   Activity in various states has also increased, including in the states of California and New York. In December 2015, the California Department of Business Oversight announced an inquiry into the marketplace lending industry and requested information from fourteen marketplace and online lenders including OnDeck. In March 2018, the New York Department of Financial Services conducted its own survey of marketplace and online lending by sending a survey to numerous online lenders, including us, requesting information about their respective lending activities and business practices in the State of New York. These initiatives were presented as information gathering projects to assist federal and state officials in better understanding, among other things, the methods, role and impact of online lending on credit markets and our merchants. These initiatives either have resulted, or are expected to result, in policy recommendations that could impact our business practices and operations if the recommendations result in new laws or regulations.  For example, if New York were to enact legislation requiring licensure by commercial lenders or imposing interest rate limitations or other provisions inconsistent with our current business practices and alternative solutions were not available, we could be required to change our business practices and operations in a manner that adversely impacts our business in New York.  Originations in the State of New York by us and/or our issuing bank partner made up approximately 7% of our 2018 total originations. Additionally, California recently passed legislation which requires us to provide pricing disclosures with respect to loans made by us and our issuing bank partner in California.
We expect these and other types of legislative and regulatory activities to continue in the future as marketplace and online lending grows and becomes the subject of greater public interest.  For example, with the prospect of easing regulatory burdens at the federal level under the current administration, some states have indicated their intention to take more aggressive regulatory action. We cannot predict the outcome of these or other comparable future activities, when or whether they will lead to new laws, regulations or other actions or what they might be. However, the impact and cost of any possible future changes to laws or regulations could be substantial and could also require us to change our business practices and operations in a manner that adversely impacts our business, including by increasing compliance costs or requiring us to limit or modify our lending activities to comply. Additionally, there are a number of possible risks we face in Australia with respect to the Royal Commission's investigation into financial services. We cannot predict the outcome of the investigation, however, it is possible it could require us to change our business practices and operations in a manner that may adversely impact our business.
Changes in laws or regulations, including recent changes under the Tax Cuts and Jobs Act of 2017, or the regulatory application or judicial interpretation of the laws and regulations applicable to us could adversely affect our ability to operate in the manner in which we currently conduct business or make it more difficult or costly for us to make additional loans, or for us to collect payments on loans by subjecting us to additional licensing, registration and other regulatory requirements or restrictions in the future. For example, if our loans were determined for any reason not to be commercial loans or interest rate limitations were imposed on commercial loans, or if the validity of our relationship with an issuing bank partner were successfully challenged under a “true lender” theory or by similar arguments as made in the Madden case, we would be subject to many additional requirements, and our fees and interest arrangements could be challenged by regulators, attorneys general or our customers.
A material failure to comply with any such laws or regulations could result in regulatory actions, lawsuits, penalties and damage to our reputation, which could have a material adverse effect on our business and financial condition and our ability to originate and service loans and perform our obligations to investors and other constituents.
A proceeding relating to one or more allegations or findings of our violation of such laws could result in modifications in our methods of doing business that could impair our ability to collect payments on our loans or to acquire additional loans or could result in the requirement that we pay damages and/or cancel the balance or other amounts owing under such loans. We cannot assure that such claims will not be asserted against us in the future. To the extent it is determined that the loans we make to our customers were not originated in accordance with all applicable laws, we could be obligated to repurchase from the entity holding the applicable loan any such loan that fails to comply with legal requirements. We may not have adequate resources to make such repurchases.
In addition, we do business with third parties who are not part of our funding advisor program, including third parties who may refer potential customers to us or to whom we may refer potential customers for their business. We may refer applicants who do not satisfy our credit requirements to a network of strategic partners who may offer commercial financing opportunities to those applicants. In general, if we refer an applicant that takes a loan from one of our strategic partners, that strategic partner pays us a commission based on the amount of the originated loan. Some strategic partners lend directly to such referred applicants, while other strategic partners may help the referred applicant access multiple commercial funding options on a comparison platform. The partners determine whether to extend credit to referred applicants using their own credit models and criteria.
Certain states require a license to broker commercial loans or apply other restrictions to loan brokering activities, including applying interest rate limits to certain brokered loans. We believe that our strategic referral program would not be considered loan brokering under those state laws and, as such, would not require us to obtain a license. There is a risk that states could adopt new laws or amend or interpret existing laws to require us to obtain a broker license, impose penalties for noncompliance, or otherwise prevent us from making further referrals and collecting commissions from our referral partners.  Challenges to our program could also result in costly and time-consuming litigation, damage to our reputation and harm our operating results.
If the choice of law provisions in our loan agreements are found to be unenforceable, we may be found to be in violation of state interest rate limit laws.
Although the federal government does not currently regulate the maximum interest rates that may be charged on commercial loan transactions, many states have enacted laws specifying the maximum legal interest rate at which loans can be made in their state. We apply Virginia law to the underlying agreement for loans that we originate because our loans are underwritten and entered into in the state of Virginia, where our underwriting, risk and technology teams function.
Virginia law does not limit interest rates on commercial loans of $5,000 or more. Assuming a court were to recognize and respect this choice of law provision for loans that we originate, Virginia law would be applied to a dispute between the customer and us regardless of where the customer is located. We intend for Virginia law to control over any state interest rate limit laws that would otherwise be applicable to these loans. We are not aware of any broad-based legal challenges to date to the applicability of Virginia law to the loans we originate. However, many lending laws were adopted prior to the advent of the internet and related technologies and, as a result, do not expressly contemplate or address the unique issues of the applicability of state laws to online transactions, including in our case, the origination of loans. In addition, laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. As a result, we cannot predict whether a court may seek to apply a different state's law to our loans or to otherwise invalidate the applicability of Virginia law to the loans we originate.
If the applicability of Virginia law to these loans were challenged, and these loans were found to be governed by the laws of another state, and such other state has a law that prohibits the effective interest rate of such loans, the obligations of our customers to pay all or a portion of the interest and principal on these loans could be found unenforceable. A judgment that the choice of law provisions in our loan agreements is unenforceable also could result in costly and time-consuming litigation, penalties, damage to our reputation, trigger repurchase obligations, negatively impact the terms of our future loans and harm our operating results. Likewise, a judgment that the choice of law provision in other commercial loan agreements is unenforceable could result in challenges to our choice of law provision and that could result in costly and time-consuming litigation.
In February 2017, in the Madden v. Midland case described in more detail immediately below, the U.S. District Court for the Southern District of New York held that applying the Delaware choice of law specified in the consumer loan contract at issue in the case, which would have resulted in the application of Delaware law that has no limit on allowable interest rates, would violate a fundamental public policy of New York's criminal usury statute. The court then concluded that the New York usury law, and not Delaware law, applied to the loan. That decision, or possible future decisions that similarly invalidate choice of law provisions in loan agreements, could cause us to change the way we do business in particular states and to incur substantial additional expense to comply with the laws of various states, including either licensing as a lender in the various states, altering the terms of our loans, curtailing loan originations, or requiring us to place more loans through our issuing bank partner.
In August 2019, the California Supreme Court held in De La Torre v. CashCall, Inc. that an interest rate on a consumer loan of $2,500 or more in California could be deemed unconscionable even though such loans are not subject to California’s usury laws. Although the California Finance Code sets interest rate caps only on consumer loans less than $2,500, the California Supreme Court did not accept CashCall's position that the statute setting those rates implies that a court may never declare the interest rate on such loans to be unconscionable. While the California Supreme Court did not specifically find that CashCall’s loans were unconscionable, the case was remanded back to the lower courts to make that determination.
While the De La Torre decision applies only to consumer loans in the State of California, we cannot predict whether other courts might reach a similar decision regarding commercial loans. Many other states have adopted the Uniform Commercial Code (UCC) and have directly incorporated the UCC's unconscionability prohibition into their lending statutes. As in California, this broad unconscionability prohibition would permit a merchant in those states to argue that a high interest rate loan is invalid on the basis of unconscionability, even if those states do not otherwise impose interest rate caps on such loans. Such a decision could cause us to change the way we do business in particular states and to incur substantial additional expense to alter the terms of our loans, curtail loan originations, or require us to place more loans through our issuing bank partner.
As a result of court decisions in Madden v. Midland, in some circumstances, federal preemption and application of an out-of-state choice of law provision will not, or may not, be available for the benefit of certain non-bank purchasers of loans to defend against a state law claim of usury.
Over the past few years there have been several litigation and enforcement actions aimed at issuing banks and their non-bank lending partners. These actions have primarily challenged the validity of the issuing bank partner model that is used by many non-bank lenders, including by OnDeck as described in greater detail above.
In May 2015, the U.S. Court of Appeals for the Second Circuit held in Madden v. Midland Funding, LLC that federal law did not preempt a state’s interest rate limitations when applied to a non-bank debt buyer of a consumer credit card loan seeking to collect interest at the rate originally contracted for by a national bank. The Second Circuit did not decide, and remanded to the U.S. District Court for the Southern District of New York, the question of whether New York law (the law of the state where the debtor lived) or Delaware law (the governing law stated in the loan agreement) governed the terms of the loan agreement.  Although the Second Circuit case was appealed, in June 2016 the United States Supreme Court declined to review the case, which had the effect of leaving the decision of the Second Circuit intact.
In February 2017, the U.S. District Court for the Southern District of New York on remand held that applying the Delaware choice of law specified in the loan contract, which would have resulted in the application of Delaware law that has no applicable limit on allowable interest rates, would violate a fundamental public policy of New York's criminal usury statute. The court then concluded that the New York usury law, and not Delaware law, applied to the consumer loan at issue in the case.

The Second Circuit’s holding in the Madden case is binding on federal courts in the states included in the Second Circuit - New York, Connecticut and Vermont. If the Second Circuit's decision were extended and upheld by courts outside of the Second Circuit, it could pose a challenge to the federal preemption of state interest rate limitations for loans made by issuing bank partners in those states. Additionally, if the decision by the U.S. District Court for the Southern District of New York applying the law of the state of the borrower (rather than the governing law stated in the loan agreement) were applied by a state or federal court outside of the Southern District of New York, then loans originated by us (or a portion of the principal and/or interest on such loans) might be unenforceable, and penalties could apply depending if the terms of such loans were deemed contrary to the law of the state of the borrower. There could be other related liabilities and reputational harm if OnDeck or a subsequent transferee of a bank-issued loan were to seek to collect on those amounts deemed to be in violation of applicable state law. In addition, the U.S. District Court in the Madden case certified a class action to pursue other remedies against the defendants in that case. It is possible that other out-of-state lenders making loans to borrowers in New York, including us, may be subject to similar claims.
While the Madden decision suggests that non-bank purchasers may not be entitled to utilize federal preemption of state interest rate limitations for loans made by issuing bank partners in those states, there have also been numerous litigation and enforcement actions that challenge the status of the issuing bank partner as the “true lender” of the loan in question. These actions primarily rely on the reasoning set forth in CashCall, Inc. v. Morrisey. In that case, the court held that the non-bank consumer lending platform, CashCall, and not its bank partner, was the “true lender” for certain loans made to West Virginia residents. The court relied on a “predominate economic interest” test that sought to determine which party (as between the issuing bank and the non-bank lending platform) retained the most economic risk in the loan transaction and should, therefore, be deemed the “true lender” of the loan. The CashCall decision and other similar actions challenge whether the loans should be subject to the interest rate limitations in the state where the consumer is located rather than in the bank’s home state because the non-bank lending platform, and not the bank, is the “true lender.” The state law remedies with respect to the "true lender" actions vary depending on the jurisdiction in which the action is filed.
The U.S. District Court’s decision in the Madden case, if extended to apply to our loans, and the various "true lender" actions referenced above, could limit the interest rates we can charge on certain of our loans in New York and possibly in the other states that have criminal usury caps, namely Florida, Georgia, Louisiana, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. In those circumstances, we may need to alter the terms of certain loans we make in those states or otherwise change the way we do business in those states, we may be subject to litigation and we may suffer an adverse impact on our business.
If our relationship with our issuing bank partner was to end or the legal structure supporting such relationship was to be successfully challenged, then we may have to comply with additional laws, regulations, and restrictions, and certain states may require us to obtain a lending or similar license.
In states that do not require a license to make commercial loans, we make term loans and extend lines of credit directly to customers pursuant to Virginia law, which is the governing law we require in the underlying loan agreements with our customers. However, some states and jurisdictions require a license to make or solicit certain commercial loans in that state or jurisdiction and/or may not honor a Virginia choice of law. These states assert either that their own licensing laws and requirements should generally apply to commercial loans made by nonbanks to residents of their state or apply to commercial loans made by nonbanks to residents of their state of certain principal amounts or with certain interest rates or other terms. In such states and jurisdictions and in some other circumstances, term loans and lines of credit are made by our issuing bank partner, which is not subject to state licensing. For the years ended December 31, 2018, 2017 and 2016, loans made by our issuing bank partner constituted 18.9%, 22.6%, and 22.2%, respectively, of the loans made during such periods. These loans are not governed by Virginia law, but rather the laws of the issuing bank partner’s home state, which is Utah law in the case of our issuing bank partner, Celtic Bank. The remainder of our term loans and lines of credit provide that they are to be governed by Virginia law. Our issuing bank partner currently originates all loans in California, Nevada, North Dakota, South Dakota and Vermont as well as some loans in other states and jurisdictions. Although such states and jurisdictions may have licensing requirements and/or interest rate limits that purport to apply to some or all commercial loans, all such licensing requirements and/or interest rate limits that would otherwise be applicable are federally preempted when these loans are originated by a federally chartered or state chartered issuing bank partner. Loans originated by our issuing bank partner are generally priced the same as loans originated by us under Virginia law. While the other U.S. states where we originate loans currently honor our Virginia choice of law, future legal changes could result in any one or more of those states no longer honoring our Virginia choice of law. In that case, we could potentially address the legal change by altering the terms of our loans, curtailing our originations, or placing more loans through our issuing bank partner.
If we were otherwise not able to work with an issuing bank partner or if we were to seek to make loans directly in those states referenced above, we would have to attempt to comply with the laws of these states in other ways, including through obtaining the appropriate licenses. Compliance with the laws of such states could be costly, and if we are unable to obtain such licenses, our lending activity could substantially decrease or cease entirely and our revenues, growth and profitability would be harmed. In addition, if our activities under the current arrangement with our issuing bank partner were deemed to constitute lending or solicitation within any such jurisdiction that would require a license to engage in such activities, we could be found to have engaged in impermissible lending activities within such jurisdictions. As a result, we could be subjected to fines and other penalties, all or a portion of the principal and interest charged on the applicable loans could be found to be unenforceable and, to the extent it is determined that such loans were not originated in accordance with all applicable laws, we could be obligated to repurchase any loans from our debt facilities and OnDeck Marketplace participants that failed to comply with such legal requirements. Any finding that we engaged in unlicensed lending or solicitation in states for which a license was required could lead to litigation and fines, harm our reputation and negatively impact our operating results.
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
We collect, process, store, use, share and/or transmit a large volume of personally identifiable information and other sensitive data from current, past and prospective customers. There are federal, state, and foreign laws regarding privacy and the collection, use, storage, protection, sharing and/or transmission of personally identifiable information and sensitive data. Additionally, many states continue to enact legislation on matters of privacy, information security, cybersecurity, data breach and data breach notification requirements. For example, California recently passed legislation which entitles California residents with the right to know about what personal information on them is being collected.
Any violations of these laws and regulations may require us to change our business practices or operational structure, including limiting our activities in certain states and/or jurisdictions, address legal claims, and sustain monetary penalties, reputational damage and/or other harms to our business.
Furthermore, our online privacy policy and website make certain statements regarding our privacy, information security, and data security practices with regard to information collected from our customers. Failure to adhere to such practices may result in regulatory scrutiny and investigation, complaints by affected customers, reputational damage and other harm to our business. If either we, or the third party service providers with which we share customer data, are unable to address privacy concerns, even if unfounded, or to comply with applicable laws and regulations, it could result in additional costs and liability, damage our reputation, and harm our business.
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
We are obligated to maintain internal control over financial reporting and our management is required to report annually on the effectiveness of these internal controls. After December 2019 our independent registered public accounting firm will also be required to formally attest to the effectiveness of our internal control over financial reporting. Any determination that these internal controls are not effective may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2018 and as of subsequent year ends. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, until after we lose “emerging growth company" status effective December 31, 2019. As a result the audit of our of our financial statements as of and for the year ending December 31, 2019 will be the first time that our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting.

Management's assessment of internal control over financial reporting, and next year, the attestation of our independent registered public accounting firm, needs to include disclosure of any material weaknesses identified in our internal control over financial reporting.A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
We cannot assure you that we will not in the future have material weaknesses. Because we are still an "emerging growth company" under the JOBS Act, our independent registered public accounting firm has not formally evaluated the measures we have taken to address any deficiencies. We will cease to be an "emerging growth company" effective December 31, 2019. In preparation for the additional disclosure and regulatory requirements associated with our loss of "emerging growth company" status, we are continuing in our efforts to transition to a more developed internal control environment that incorporates increased automation, risk management procedures, and quality assurance testing. The actions we have taken and plan to take are subject to ongoing senior management review and audit committee oversight.
We also may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified or if we are otherwise unable to maintain effective internal controls over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or beginning next year if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
We are also required to disclose material changes made in our internal controls and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.
We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our results of operations and our ability to attract and retain qualified executives and board members.
As a public company we incur significant legal, accounting, and other expenses that we did not incur as a private company. These expenses are increasing in preparation for when we cease to be an “emerging growth company” effective December 31, 2019 and will continue to increase thereafter. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the New York Stock Exchange, or NYSE, impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations and future regulations will continue to increase our legal, accounting and financial compliance costs and will make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.
In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. As long as we remain an “emerging growth company," which will cease effective December 31, 2019, we may elect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company” and, when our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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
Our business may be adversely affected by disruptions in the credit markets, our failure to comply with our debt agreements, or the termination or expiration of, or our inability to replace, our debt agreements, any of which could result in reduced access to credit and other financing. This could materially and adversely effect our business and our prospects
Historically, we have depended on debt facilities and other forms of debt in order to finance most of the loans we make to our customers. However, we cannot guarantee that these financing sources will continue to be available beyond the current maturity date of each debt facility, on reasonable terms or at all. As the volume of loans that we make to customers on our platform increases, we may require the expansion of our borrowing capacity of our existing debt facilities and other debt arrangements or the addition of new sources of capital. The availability of these financing sources depends on many factors, some of which are outside of our control. We may also experience the occurrence of events of default or breaches of financial performance or other covenants under our debt agreements, which could reduce or terminate our access to institutional funding.
We also rely on securitization as part of our funding strategy and have executed three securitization transactions, one of which, with $225 million of capacity, is currently outstanding under which cash flow can be used to purchase additional loans through March 2020. There can be no assurance that we will be able to successfully access the securitization markets again. In the event of a sudden or unexpected shortage of funds in the banking and financial system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments or the liquidation of certain assets.
Furthermore, two of our debt facilities are scheduled to mature in March 2019, representing an aggregate of $339 million of debt capacity. We may not be able to extend or renew these maturing debt facilities.
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
In addition, in July 2017 the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our results of operations cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked loans, and other financial obligations or extensions of credit held by us and could have a material adverse effect on our business, financial condition and results of operations.
Increases in customer default rates could make us and our loans less attractive to lenders under debt facilities and investors in securitizations and institutional purchasers in OnDeck Marketplace which may adversely affect our access to financing and our business.
We principally rely on credit facilities and securitizations to fund our loans.  Increases in customer default rates could make us and our loans less attractive to our existing (or prospective) funding sources.  If our existing funding sources do not achieve their desired financial returns or if they suffer losses, they (or prospective funding sources) may increase the cost of providing future financing or refuse to provide future financing on terms acceptable to us or at all.
Our debt facilities at our subsidiaries and our securitization are non-recourse to On Deck Capital, Inc. and are collateralized by our loans.  If the loans securing such debt facilities and securitization fail to perform as expected, the lenders under our credit facilities and investors in our securitization, or future lenders or investors in similar arrangements, may increase the cost of providing financing or refuse to provide financing on terms acceptable to us or at all.

If we were to be unable to arrange new or alternative methods of financing on favorable terms, we may have to curtail or cease our origination of loans, which could have a material adverse effect on our business, financial condition, operating results and cash flow.
We are exposed to financial risks that may be partially mitigated but cannot be eliminated by our hedging activities, which carry their own risks.
We have used, and may in the future use, financial instruments for hedging and risk management purposes in order to protect against possible fluctuations in interest rates, foreign currencies or for other reasons that the we deem appropriate. For example, in December 2018 we entered into an interest rate cap to manage the risk on a portion of our variable-rate debt. The interest rate cap matures in January 2021 and would entitle us to receive payments from the counterparty if interest rates rise above a predetermined rate. However, our interest rate cap, and any future hedges we enter into, will not completely eliminate the risk associated with rising interest rates and our hedging activities may prove to be ineffective. Any such failure to eliminate the risks associated with rising interest rates may cause the amounts due under our debt facilities and other debt arrangements to increase due to changes in interest rates. Similar risks would be associated with attempts to hedge foreign currency exposure, and we would always be exposed to counterparty risk.
The success of our hedging strategy will be subject to our ability to correctly assess counterparty risk and the degree of correlation between the performance of the instruments used in the hedging strategy and any changes in interest rates or foreign currency exchange rates, along with our ability to continually recalculate, readjust and execute hedges in an efficient and timely manner. Therefore, though we may enter into transactions to seek to reduce risks, unanticipated changes may create a more negative consequence than if we had not engaged in any such hedging transactions. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the debt facilities, other debt arrangements or foreign currencies being hedged. Any such imperfect correlation may prevent us from achieving the effect of the intended hedge and expose us to risk of loss.  Any failure to manage our hedging positions properly or inability to enter into hedging instruments upon acceptable terms could affect our financial condition and results of operations.
We require substantial capital and in the future may require additional capital to pursue our business objectives and profitability strategy and, in particular, our ability to fund loan originations. If adequate capital is not available to us, our business, operating results and financial condition may be harmed.
Since our founding, we have raised substantial equity and debt financing to support the growth of our business. Because we intend to continue to make investments to support the growth of our business, we may require additional capital to pursue our business objectives and growth strategy and respond to business opportunities, challenges or unforeseen circumstances, including lending to our customers, increasing our marketing expenditures to attract new customers and improving our brand awareness, developing and offering loans with new characteristics, introducing new loans or services, further expanding internationally in existing or new countries or further improving existing offerings and services, enhancing our operating infrastructure and potentially acquiring complementary businesses and technologies. Accordingly, on a regular basis we need, or we may need, to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, in amounts we need, or permitted to be applied to specific use cases, on terms that are acceptable to us or at all. In particular, we may require additional access to capital support our lending operations. Volatility in the credit markets in general or in the market for small business or internet loans in particular may also have an adverse effect on our ability to obtain debt financing. Furthermore, the cost of our borrowing may increase due to market volatility, changes in the risk premiums required by lenders or if traditional sources of debt capital are unavailable. Volatility or depressed valuations or trading prices in the equity markets may similarly adversely affect our ability to obtain equity financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
We expect that we will continue to use our available cash to fund a portion of our loan book, fund the portion of loans that exceeds the maximum percentage of collateral that may be financed through existing debt facilities, and to support our growth initiatives and general operations. To supplement our cash resources, we may seek to expand or modify our existing debt facilities to provide additional capacity, increase the maximum percentage of collateral that may be financed, as well as expand loan eligibility; add new debt facilities or replace or renew debt facilities scheduled to expire; enter into additional securitizations; increase the size of, or replace, our corporate debt facility; and other potential options. If we are unable to adequately maintain our cash resources, we may delay non-essential capital expenditures; implement cost cutting procedures; delay or reduce future hiring; or reduce our rate of future originations compared to current level. There can be no assurance that we can obtain sufficient sources of external capital to support the growth of our business. Delays in doing so or failure to do so may require us to reduce loan originations or reduce our operations, which would harm our ability to pursue our business objectives as well as harm our business, operating results and financial condition.

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
In connection with the sale of our loans to our subsidiaries, we make representations and warranties concerning the loans we sell. If those representations and warranties are not correct, we could be required to repurchase the loans. In addition, we may, from time to time, voluntarily purchase loans previously sold to third parties. Any significant required repurchases and/or voluntary purchases could have an adverse effect on our ability to operate and fund our business.
In our asset-backed securitization facility and our other asset-backed revolving debt facilities, we transfer loans to our subsidiaries and make numerous representations and warranties concerning the loans we transfer, including representations and warranties that the loans meet the eligibility respective requirements of such facilities. If the representations and warranties that the loans meet the eligibility requirements are incorrect, we may be required to repurchase the loans not satisfying the eligibility requirements. Failure to repurchase any loans when required would constitute an event of default under the securitization and other asset-backed facilities. At the request of a loan purchaser, we may voluntarily decide to purchase loans sold to third parties. There is no assurance, however, that we would have adequate resources to make such purchases or, if we did make the purchases, that such event might not have a material adverse effect on our business. From 2016 through 2018, we voluntarily purchased $21.3 million of loans for strategic business reasons and we may, from time to time, do so again in the future. The purchase of loans in large quantities, both on a mandatory or voluntary basis, may have an adverse impact on our liquidity and our ability to originate loans, especially if we are unable to refinance such loans and elect to rely on available cash to purchase them.

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
Our business depends on our ability to fund our loans and collect payment on and service the loans we make to our customers.
We rely on unaffiliated banks for the Automated Clearing House, or ACH, transaction process used to disburse the proceeds of newly originated loans to our customers and to automatically collect scheduled payments on the loans. As we are not a bank, we do not have the ability to directly access the ACH payment network, and must therefore rely on an FDIC-insured depository institution to process our transactions, including loan payments. We also rely on the facilities of third parties for our line of credit instant funding option via small businesses debit cards. If we cannot continue to obtain such services from our current institutions or elsewhere, or if we cannot transition to another processor quickly, our ability to fund loans and process payments will suffer. If we fail to fund loans promptly as expected, we risk loss of customers and damage to our reputation which could materially harm our business. If we fail to adequately collect amounts owing in respect of the loans, as a result of the loss of direct debiting or otherwise, then payments to us may be delayed or reduced and our revenue and operating results will be harmed.
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
Competition for our employees is intense, and we may not be able to attract and retain highly skilled employees whom we need to support our business. Additionally, uncertainty about significant changes to immigration policy by the current administration has created uncertainty about the future of sponsoring current or prospective employees.
Competition for our employees, including and especially highly skilled engineering, data analytics and risk management professionals, is extremely intense reflecting a tight labor market, particularly in New York City. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive financial terms of employment. In addition, candidates making employment decisions often consider the value of any equity they may receive in connection with their employment. Any significant volatility or performance issues in the price of our stock may adversely affect our ability to attract or retain highly skilled technical, financial, marketing and other personnel. In in order to pursue our growth strategy, we will be required to hire additional highly skilled engineering, data analytics and risk management personnel.
In addition, we also invest significant time and expense in engaging and developing our employees, which increases their value to other companies that may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring, engaging and developing their replacements and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business.
The current administration has called for significant changes to immigration policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels, as it relates to immigration. For example, recent U.S. immigration policy has made it more difficult for qualified foreign nationals to obtain or maintain work visas under the HB-1 classification. These HB-1 visa limitations make it more difficult and/or more expensive for us to hire the skilled professionals we need to execute our growth strategy, especially engineering, data analytics and risk management personnel, and may adversely impact our business.
We face increasing competition and, if we do not compete effectively, our operating results could be harmed.
We compete with other companies that lend to small businesses. These companies include traditional banks, merchant cash advance providers, newer, technology-enabled lenders and so-called "closed-loop lenders" that both process sales and/or payments transactions for small businesses and offer loans to those small businesses. In addition, other technology companies that primarily lend to individual consumers have been focusing, or may in the future focus, their efforts on lending to small businesses. Competition has intensified in small business lending and this trend may continue.
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
We believe that an important component of our growth will be continued market penetration through marketing directly to small businesses. To achieve this growth, we anticipate relying on marketing and advertising while controlling customer acquisition cost. As part of our 2017 cost rationalization program, we reduced our investment in brand advertising while seeking to gain marketing efficiencies. While our goal remains to increase the strength, recognition and trust in the OnDeck brand, drive more unique visitors to submit loan applications on our website, and ultimately increase the number of loans made to our customers, our decision to reduce spending in this area and seek greater efficiencies could adversely affect our growth. We incurred expenses of $44.1 million and $52.8 million on sales and marketing in the years ended December 31, 2018 and 2017, respectively.
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
We rely on third-party independent advisors, including commercial loan brokers, which we call funding advisor program partners, or FAPs, for a significant portion of the customers to whom we issue loans. In 2018, 2017 and 2016, loans issued to customers whose applications were submitted to us via the FAP channel constituted 29.4%, 26.9% and 27.3% of our total loan originations, respectively. As a consequence of their status as independent contractors who provide services for multiple lenders, we have less control of FAP sales activities versus our internal sales representatives.  In early 2015, we took a number of steps to enhance our then existing efforts to mitigate the risks associated with the FAP channel, as discussed below.
Because FAPs earn fees on a commission basis, FAPs may have an incentive to mislead loan applicants, facilitate the submission by loan applicants of false application data or engage in other disreputable behavior so as to earn additional commissions. In addition, it is possible that some FAPs may attempt to charge additional fees despite our contractual prohibitions. We also rely on our direct sales agents for customer acquisition in our direct marketing channel, who may also be motivated to engage in disreputable behavior to increase our customer base because such direct sales agents are paid on a commission basis. If FAPs or our direct sales agents mislead our customers or engage in any other disreputable behavior, our customers are less likely to be satisfied with their experience and to become repeat customers, and we may be subject to costly and time-consuming disputes, including lawsuits and fines from regulators, which could harm our reputation and operating performance. Negative publicity relating to FAPs or internal sales representatives could impair our ability to continue to increase our revenue and our business could otherwise be materially and negatively impacted.
In early 2015, we significantly enhanced the nature and scope of the due diligence conducted on both prospective and existing FAPs.  We update such due diligence on all existing FAPs on an annual basis and continue to conduct enhanced due diligence on new prospective FAPs. We also implemented certain enhanced contractual provisions and compliance-related measures related to our funding advisor program, including FAP training, issuing a FAP code of conduct and conducting welcome calls or distributing welcome surveys to customers who worked with FAPs to survey the FAPs’ practices (which, if in violation of our code or contract, could lead to termination). While these measures were intended to improve certain aspects and reduce the risks of how we work with funding advisors and how they work with our customers, we cannot assure that these measures will work or continue to work as intended, that other compliance-related concerns will not emerge in the future, that the funding advisors will comply with these measures, and that these measures will not negatively impact our business from this channel, including our financial performance, or have other unintended or negative impacts on our business beyond the FAP channel, such as with existing or potential strategic partners, customers or funding sources.
In addition, we do business with third parties who are not part of our funding advisor program, including third parties who may refer potential customers to us. Although such third parties are not supposed to sell or make representations about OnDeck products, but instead refer to our internal processes including our direct sales force, we are exposed to the risks of potential misleading or disreputable behavior from these third parties as well as from our FAPs.
As to our sales force, we provide our internal sales representatives with sales scripts that have been reviewed by our compliance team.  Sales representatives receive rigorous training, including in-person training conducted by our compliance team on avoiding unfair, abusive, and deceptive practices.  In addition, internal sales representative calls are recorded and monitored for purposes of compliance and quality assurance, and there is a quality assurance team dedicated to these efforts, which efforts have continued to be refined and enhanced. Despite these controls, we cannot assure that that they will work as intended or that all of our internal sales representatives will comply with our procedures. Failure of our internal sales representatives to do so would expose us to the same, or worse, consequences than those relating to the FAP channel because our direct sales channel is larger than our FAP channel and we have more direct control over our internal sales representatives than we have over our FAP channel. We also refer merchants to third party lenders. It is conceivable that we are exposed to risk if such third party lenders engage in wrongful behavior.
We pay commissions to our strategic partners, other third parties and FAPs upfront and generally do not recover them in the event the related term loan or line of credit is eventually charged off.
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
Many of our strategic partnerships are nonexclusive and subject to termination options that, if terminated, could harm the growth of our customer base and negatively affect our financial performance. Additionally, these partners are concentrated and the departure of a significant partner could have a negative impact on our operating results. Lastly, any termination of agreements governing our services platform that facilitates online lending to small business customers through ODX could have a negative impact on our ability to grow this part of our business and negatively impact our operating results.
We rely on strategic partners for referrals of an increasing portion of our customers and our growth depends in part on the growth of these referrals. Over the last five years, loans issued to customers referred to us by our strategic partners have grown to become an increasingly significant percentage of our total loan originations, a trend which we expect to continue as we are concentrated on this part of our business.
Many of our strategic partnerships do not contain exclusivity provisions that would prevent such partners from providing leads to competing companies. In addition, the agreements governing these partnerships contain termination provisions that, if exercised, would terminate our relationship with these partners. Some segments of our partner base have agreements which do not contain a requirement that a partner refer us any minimum number of leads. There can be no assurance that these partners will not terminate our relationship with them or continue referring business to us in the future, and a termination of the relationship or reduction in leads referred to us would have a negative impact on our revenue and operating results.
In addition, a small number of strategic partners refer to us a significant portion of the loans made within this channel. In 2018, 2017 and 2016, loans issued to customers referred to us by our top four strategic partners constituted 11.6%, 11.1% and 12.0% of our total loan originations, respectively. In the event that one or more of these significant strategic partners terminated our relationship or reduced the number of leads provided to us, without some growth offset with other strategic partners, our business would be harmed.
Additionally, we have continued exploring ways to expand the availability of our services platform that facilitates online lending to small business customers through ODX to appropriate partners that could use our platform to make loan decisions. The agreements governing these services contain termination provisions that, if exercised, would terminate our agreement with these partners. A termination of any such agreements may affect our reputation as we seek to expand ODX, and/or have a negative impact on our revenue and operating results.
Any violations of our Code of Business Conduct and Ethics, or the failure to detect any such violations, may cause our business, financial condition or results of operations to be adversely affected.
Our Code of Business Conduct and Ethics prohibits us and our employees from engaging in unethical business practices. In addition, our FAPs are required to comply with a code of conduct, or the FAP Code, tailored to their brokering services. We refer to our Code of Business Conduct and Ethics and the FAP Code collectively referred to as the “Code”. However, there can be no assurance that all of our employees, agents, or contractors will refrain from acting in violation of our Code, or that we will be able to detect any such violations. The investigation into potential violations of our Code, or even allegations of such violations, could disrupt our operations, involve significant management distraction, and lead to significant costs and expenses, and such expenses may have a material adverse effect on our financial results. If we, or our employees, agents or contractors, are found to have engaged in practices that violate our Code, we could suffer severe fines, penalties or other consequences that may have a material adverse effect on our business, financial condition or results of operations. In addition, negative public opinion could result from actual or alleged conduct by us, or our employees, agents or contractors acting on our behalf, in any number of activities or circumstances in violation of our Code, including employment related offenses, such as harassment (sexual or otherwise) and discrimination, regulatory compliance and the use and protection of data and systems, or from actions taken by regulators or others in response to such conduct.
It may be difficult and costly to protect our intellectual property rights, and we may not be able to ensure their protection.
Our ability to lend to our customers depends, in part, upon our proprietary technology, including our loan decisioning process and the OnDeck Score. We may be unable to protect our proprietary technology effectively which would allow competitors to duplicate our business processes and know-how, and adversely affect our ability to compete with them. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful.
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
In addition, if the market for financial or technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. In the past we were subject to two putative securities class action litigations. While those cases were voluntarily dismissed, there can be no assurance that any future cases would ave a similar result.

If our stock price continues to be volatile, we may become the target of additional securities litigation in the future. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, operating results and financial condition.
Sales of substantial amounts of our common stock by us or our stockholders in the public markets, or the perception that they might occur, could reduce the price that our common stock might otherwise attain. In addition, issuances and sales by us of newly issued shares of our common stock can dilute your voting power and your ownership interest in us.
Sales of a substantial number of shares of our common stock in the public market by us or our stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. At December 31, 2018, we had 75,375,341 shares of common stock outstanding and as of that date stockholders known to us who beneficially owned 5% or more of our common stock owned in the aggregate 28,779,454 shares or 38%.
We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments or otherwise. We have also registered the offer and sale of all shares of common stock that we may issue under our 2014 Equity Incentive Plan and 2014 Employee Stock Purchase Plan. Any such issuance could result in substantial dilution to our existing stockholders, reduce proportionate voting power and cause the trading price of our common stock to decline.
Insiders and large stockholders have or could have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 40% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2018. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act effective December 31, 2019. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-

generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
Once we lose our "emerging growth company” status, we may no longer take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies.” As a result, we will be required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, increased disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
We are an “emerging growth company” until December 31, 2019 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, until December 31, 2019. While we are an "emerging growth company" we are taking advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.
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
Our principal locations, their purposes and the expiration dates for the leases on facilities at those locations as of December 31, 2018 are shown in the table below.

Location	Purpose	Approximate Square Feet	Lease Expiration Date
New York, NY	Corporate Headquarters, technology and direct sales	80,700	2026
Denver, CO	Direct sales and operations	44,400	2026
Arlington, VA	Underwriting, loan origination and technology	18,600	2022

We lease all of our facilities. We do not own any real property. We currently have excess capacity in our New York offices and we are continuing to explore options for subletting and/or divesting ourselves of excess space. See Note 13 of Notes to Consolidated Financial Statements elsewhere in this report for details on the termination of a portion of our office space in New York and Denver in 2018. We believe our facilities are suitable and adequate for our current and near-term needs. Our leases are further described in Note 13 of Notes to Consolidated Financial Statements elsewhere in this report.

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
Market for our Common Equity
Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol “ONDK.” Trading on the NYSE began on December 17, 2014 in connection with our initial public offering of our common stock. Prior to that date, there was no public market for our common stock.
Holders of Record
As of February 20, 2019, there were approximately 36 holders of record of our common stock. This record holder figure does not include, and we are not able to estimate, the number of holders whose shares are held of record by banks, brokers and other financial institutions.
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
Issuer Purchases of Equity Securities
During the quarter and year ended December 31, 2018, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of On Deck Capital, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph compares the cumulative total stockholder return since December 31, 2014 with the S&P 500 Index and the NYSE Financial Sector Index through December 31, 2018. The graph assumes that the value of the investment in our common stock and each index was $100 at market close on December 17, 2014. The returns shown are historical and are not intended to suggest future performance.

Sales of Unregistered Equity Securities
None.

Item 6.	Selected Consolidated Financial Data
The following selected consolidated financial data are derived from our audited financial statements. The consolidated balance sheet data as of December 31, 2018 and 2017 and the consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 2016, 2015 and 2014 and the consolidated statement of operations data for the years ended December 31, 2015 and 2014 are derived from our audited consolidated financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data
Revenue:
Interest income	$383,579	$334,575	$264,844	$195,048	$145,275
Gross revenue	398,376	350,950	291,317	254,767	158,064
Total cost of revenue	195,616	199,125	182,825	95,413	85,030
Net revenue	202,760	151,825	108,492	159,354	73,034
Net income (loss)	25,270	(14,345)	(85,482)	(2,231)	(18,708)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$27,681	$(11,534)	$(82,958)	$(1,273)	$(31,592)
Net income (loss) per share attributable to On Deck Capital, Inc. common stockholders:
Basic	$0.37	$(0.16)	$(1.17)	$(0.02)	$(0.60)
Diluted	$0.35	$(0.16)	$(1.17)	$(0.02)	$(0.60)
Weighted-average common shares outstanding:
Basic	74,561,019	72,890,313	70,934,937	69,545,238	52,556,998
Diluted	78,549,940	72,890,313	70,934,937	69,545,238	52,556,998
Consolidated Balance Sheet Data:
Cash and cash equivalents	$59,859	$71,362	$79,554	$159,822	$220,433
Loans held for investment	1,169,157	952,796	1,000,445	552,742	504,107
Total assets	1,161,570	996,044	1,064,091	745,025	724,265
Debt	816,231	692,254	754,605	378,585	394,554
Total liabilities	857,281	729,988	800,494	415,603	413,660
Total On Deck Capital, Inc. stockholders' equity (deficit)	$299,756	$262,045	$259,525	$322,813	$310,605

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview

We are a leading online small business lender. We make it efficient and convenient for small businesses to access financing. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources to assess the creditworthiness of small businesses rapidly and accurately. Small businesses can apply for a term loan or line of credit on our website in minutes and, using our loan decision process, including our proprietary OnDeck Score®, we can make a funding decision immediately and, if approved, fund as fast as 24 hours. Qualified customers may have both a term loan and line of credit concurrently, which we believe provides opportunities for repeat business, as well as increased value to our customers. We originated approximately $2.5 billion of loans in 2018 and more than $10 billion of loans since we made our first loan in 2007.
We generate the majority of our revenue through interest income and fees earned on the loans we make to our customers. Our term loans, which we offer in principal amounts ranging from $5,000 to $500,000 and with maturities of 3 to 36 months, feature fixed dollar repayments. Our lines of credit range from $6,000 to $100,000, and are generally repayable within six or twelve months of the date of the most recent draw. We earn interest on the balance outstanding and lines of credit are subject to a monthly fee unless the customer makes a qualifying minimum draw, in which case the fee is waived for the first six months. The balance of our other revenue primarily comes from our servicing and other fee income, most of which consists of marketing fees from our issuing bank partner, fees generated by ODX, and monthly fees earned from lines of credit. Prior to 2018, we also generated gains on loans sold through OnDeck Marketplace.
We rely on a diversified set of funding sources for the loans we make to our customers. Our primary source of this financing has historically been debt facilities with various financial institutions and securitizations. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. As of December 31, 2018, we had $822.0 million of debt principal outstanding and $1.1 billion total borrowing capacity. No loans were sold through OnDeck Marketplace during 2018 because we determined that the expected economics of retaining our loans and funding them on balance sheet were more attractive than those available through loan sales. During the years ended 2017 and 2016, we sold loans with an unpaid principal balance of approximately $72.5 million and $368.3 million to OnDeck Marketplace purchasers.
We originate loans throughout the United States, Canada and Australia, although, to date, a majority of our revenue has been generated in the United States. These loans are originated through our direct marketing channel, including direct mail, our outbound sales team, our social media and other online marketing channels, referrals from our strategic partner channel, including small business-focused service providers, payment processors, and other financial institutions, and through our funding advisors who advise small businesses on available funding options.

Key Financial and Operating Metrics
We regularly monitor a number of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Originations	$2,483,596	$2,114,663	$2,403,796
Loan Yield	36.2%	33.8%	33.2%
Cost of Funds Rate	6.3%	6.2%	5.9%
Net Interest Margin	29.0%	26.1%	25.4%
Provision Rate	6.0%	7.5%	7.4%
Reserve Ratio	12.2%	11.6%	11.2%
15+ Day Delinquency Ratio	7.5%	6.7%	6.6%
Net Charge-off Rate	11.3%	15.8%	12.0%
Efficiency Ratio	44.6%	47.3%	66.6%
Adjusted Efficiency Ratio*	40.1%	42.9%	61.1%
Return on Assets	2.6%	(1.1)%	(9.2)%
Adjusted Return On Assets*	4.3%	0.4%	(7.4)%
Return on Equity	10.0%	(4.5)%	(27.7)%
Adjusted Return On Equity*	16.5%	1.6%	(22.4)%
*Non-GAAP measure. Refer to "Non-GAAP Financial Measures" below for an explanation and reconciliation to GAAP.
For 2018, the calculation of certain metrics have changed and new metrics have been added compared to prior periods. Prior year metrics have been restated to conform to the 2018 presentation. See detailed definitions and a summary table of changes below.
Originations
Originations represent the total principal amount of the term loans we made during the period, plus the total amount drawn on lines of credit during the period. Many of our repeat term loan customers renew their term loans before their existing term loan is fully repaid. In accordance with industry practice, originations of such repeat term loans are presented as the full renewal loan principal, rather than the net funded amount, which would be the renewal term loan’s principal net of the unpaid principal balance on the existing term loan. Loans referred to, and funded by, our issuing bank partners and later purchased by us are included as part of our originations.
Loan Yield
Loan Yield is the rate of return we achieve on loans outstanding during a period. It is calculated as annualized Interest income on Loans including amortization of net deferred origination costs divided by average Loans. Annualization is based on 365 days per year and is calendar day-adjusted. Loans represents the sum of loans held for investment and loans held for sale at the end of the period. Loan Yield replaces our previous metric, Effective Interest Yield. Loan Yield is calculated using interest income on Loans, while Effective Interest Yield was calculated using Interest income.
Net deferred origination costs in loans held for investment and loans held for sale consist of deferred origination fees and costs. Deferred origination fees include fees paid up front to us by customers when loans are originated and decrease the carrying value of loans, thereby increasing Loan Yield. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to loan origination and increase the carrying value of loans, thereby decreasing Loan Yield.
Recent pricing trends are discussed under the subheading “Key Factors Affecting Our Performance - Pricing.”
Cost of Funds Rate
Cost of Funds Rate is calculated as Interest expense divided by average debt outstanding for the period. For periods of less than one year, the metric is annualized based on four quarters per year and is not business day or calendar day-adjusted. Prior to December 31, 2018, we distinguished between debt facilities used to fund our lending activities, which we referred to as funding debt, and debt facilities used to fund our operating expenditures, which we referred to as corporate debt. We adopted the current presentation which combines the two into a single line item referred to as debt because we believe it better represents our funding profile. Additionally, we now present interest expense on all debt as interest expense on the consolidated statement of operations and comprehensive income. We had previously referred to interest expense related to our lending activities as funding costs while interest expense on our corporate debt was presented in other income/(expense) on our consolidated statement of operations and comprehensive income.
Net Interest Margin
Net Interest Margin is calculated as annualized net interest income divided by average Interest Earning Assets. Net Interest income represents Interest income less Interest expense during the period. Annualization is based on 365 days per year and is calendar day-adjusted. Prior to December 31, 2018, Interest Earning Assets included loans held for investment and loans held for sale. As of December 31, 2018, we modified Interest Earning Assets to include Loans, cash and cash equivalents and restricted cash.
Interest income is net of fees on loans held for investment and loans held for sale. Interest expense is the interest expense, fees, and amortization of deferred debt issuance costs we incur in connection with our debt facilities. Our Net Interest Margin metric has changed as a result of the change in our definition of Interest Earning Assets and Interest expense. All presentations of Net Interest Margin and Interest Earning Assets in this Annual Report on Form 10-K have been restated to conform with the new definitions.
Reserve Ratio
Reserve Ratio is our allowance for loan losses as of the end of the period divided by the Unpaid Principal Balance as of the end of the period.
Provision Rate
Provision Rate equals the provision for loan losses for the period divided by originations of loans held for investment for the period. Because we reserve for probable credit losses inherent in the portfolio upon origination, this rate is significantly impacted by the expectation of credit losses for the period’s originations volume. This rate may also be impacted by changes in loss expectations for loans originated prior to the commencement of the period. All other things equal, an increased volume of loan rollovers and line of credit repayments and re-borrowings in a period will reduce the Provision Rate.
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
15+ Day Delinquency Ratio
15+ Day Delinquency Ratio equals the aggregate Unpaid Principal Balance for our loans that are 15 or more calendar days past due as of the end of the period as a percentage of the Unpaid Principal Balance at the end of the period. The Unpaid Principal Balance for our loans that are 15 or more calendar days past due includes loans that are paying and non-paying. Because our loans require daily and weekly repayments, excluding weekends and holidays, they may be deemed delinquent more quickly than loans from traditional lenders that require only monthly payments. 15+ Day Delinquency Ratio is not annualized, but reflects balances as of the end of the period.
Net Charge-off Rate
Net Charge-off Rate is calculated as our annualized net charge-offs for the period divided by the average Unpaid Principal Balance outstanding during the period. Net charge-offs are charged-off loans in the period, net of recoveries of prior charged-off loans in the period. For periods of less than one year, the metric is annualized based on four quarters per year and is not business day or calendar day-adjusted.
Efficiency Ratio
Efficiency Ratio is a measure of operating efficiency and is calculated as total operating expense for the period divided by gross revenue for the period.
Adjusted Efficiency Ratio
Adjusted Efficiency Ratio is non-GAAP measure calculated as total operating expense divided by gross revenue for the period, adjusted to exclude (a) stock-based compensation expense and (b) items management deems to be non-representative of operating results or trends, all as shown in the non-GAAP reconciliation presentation of this metric. We believe Adjusted Efficiency Ratio is useful because it provides investors and others with a supplemental operating efficiency metric to present our operating efficiency across multiple periods without the effects of stock-based compensation, which is a non-cash expense based on equity grants made to participants in our equity plans at specified prices and times but which does not necessarily reflect how our business is performing, and items which may only affect our operating results periodically. Our use of Adjusted Efficiency Ratio has limitations as an analytical tool and you should not consider it in isolation, as a substitute for or superior to our Efficiency Ratio, which is the most comparable GAAP metric. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures for a discussion and reconciliation.
Return on Assets
Return on Assets is calculated as annualized Net income (loss) attributable to On Deck Capital, Inc. common stockholders for the period divided by average total assets for the period. For periods of less than one year, the metric is annualized based on four quarters per year and is not business day or calendar day-adjusted.
Adjusted Return on Assets
Adjusted Return on Assets is a non-GAAP measure calculated as Adjusted Net income (loss) for the period divided by average total assets for the period. For periods of less than one year, the metric is annualized based on four quarters per year and is not business day or calendar day-adjusted. We believe Adjusted Return on Assets is useful because it provides investors and others with a supplemental metric to assess our performance across multiple periods without the effects of stock-based compensation, which is a non-cash expense based on equity grants made to participants in our equity plans at specified prices and times but which does not necessarily reflect how our business is performing, and items which may only affect our operating results periodically, all as shown in the non-GAAP reconciliation presentation of this metric. Our use of Adjusted Return on Assets has limitations as an analytical tool and you should not consider it in isolation, as a substitute for or superior to Return on Assets, which is the most comparable GAAP metric. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures for a discussion and reconciliation.
Return on Equity
Return on Equity is calculated as annualized Net income (loss) attributable to On Deck Capital, Inc. common stockholders for the period divided by average total On Deck Capital, Inc. stockholders’ equity for the period. For periods of less than one year, the metric is annualized based on four quarters per year and is not business day or calendar day-adjusted.
Adjusted Return on Equity
Adjusted Return on Equity is a non-GAAP measure calculated as Adjusted Net income (loss) attributable to On Deck Capital, Inc. common stockholders for the period divided by average total On Deck Capital, Inc. stockholders’ equity for the period. For periods of less than one year, the metric is annualized based on four quarters per year and is not business day or calendar day-adjusted. We believe Adjusted Return on Equity is useful because it provides investors with a supplemental metric to assess our performance across multiple periods without the effects of stock-based compensation, which is a non-cash expense based on equity grants made to participants in our equity plans at specified prices and times but which does not necessarily reflect how our business is performing, and items which may only affect our operating results periodically, all as shown in the non-GAAP reconciliation presentation of this metric. Our use of Adjusted Return on Equity has limitations as an analytical tool and you should not consider it in isolation, as a substitute or superior to Return on Equity, which is the most comparable GAAP metric. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures for a discussion and reconciliation of Adjusted Net Income to net income (loss).
As noted above a number of metrics have changed as of December 31, 2018 to better align with industry standards. The table below summarizes the metric changes and compares the metrics under the new and old definitions.

	As of or for the Year Ended December 31,
	Prior			New
	2018	2017	2016	2018	2017	2016
Interest Earning Assets	$1,144,954	$936,239	$980,821	$1,266,795	$1,067,619	$1,124,431
Loan Yield (replaces EIY)	36.3%	33.8%	33.2%	36.2%	33.8%	33.2%
Net Interest Margin	32.5%	29.7%	29.7%	29.0%	26.1%	25.4%
Cost of Funds	6.3%	6.3%	5.9%	6.3%	6.2%	5.9%

On Deck Capital, Inc. and Subsidiaries
Consolidated Average Balance Sheets
(in thousands)

	Year Ended December 31,
	2018	2017
Assets
Cash and cash equivalents	$48,833	$55,725
Restricted cash	54,944	57,053
Loans held for investment	1,057,831	990,285
Less: Allowance for loan losses	(126,260)	(108,821)
Loans held for investment, net	931,571	881,464
Loans held for sale	—	355
Property, equipment and software, net	17,949	26,636
Other assets	15,651	17,759
Total assets	$1,068,948	$1,038,992
Liabilities and equity
Liabilities:
Accounts payable	$3,717	$3,284
Interest payable	2,392	2,301
Debt	751,040	740,500
Accrued expenses and other liabilities	31,355	33,265
Total liabilities	788,504	779,350

Total On Deck Capital, Inc. stockholders' equity	275,525	254,641
Noncontrolling interest	4,919	5,001
Total equity	280,444	259,642
Total liabilities and equity	$1,068,948	$1,038,992

Memo:
Unpaid Principal Balance	$1,037,563	$972,269
Interest Earning Assets	$1,161,608	$1,103,063
Loans	$1,057,831	$990,642

Average Balance Sheet items for the period represent the average as of the beginning of the first month of the period and as of the end of each month of the period.

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

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Share
Adjusted Net income (loss) represents Net income (loss) attributable to OnDeck adjusted to exclude the items shown in the table below. Stock-based compensation includes employee compensation as well as compensation to third-party service providers. Adjusted Net income (loss) per share is calculated by dividing Adjusted Net income (loss) by the weighted average common shares outstanding during the period.
Our use of Adjusted Net income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted Net income does not reflect the potentially dilutive impact of stock-based compensation; and

•	Adjusted Net income excludes charges we are required to incur in connection with real estate dispositions, severance obligations, debt extinguishment costs and sales tax refunds.
The following tables present reconciliations of Net income (loss) to Adjusted Net income (loss) and Net income (loss) per shares to Adjusted Net income (loss) per share for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except shares and per share data)
Reconciliation of Net Income (Loss) Attributable to OnDeck to Adjusted Net Income (Loss)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$27,681	$(11,534)	$(82,958)
Add / (Subtract):			—
Stock-based compensation expense	11,819	12,515	15,915
Real estate disposition charges	4,187	—	—
Severance and executive transition expenses	911	3,183	—
Debt extinguishment costs	1,935	—	—
Sales tax refund	(1,097)	—	—
Adjusted Net income (loss)	$45,436	$4,164	$(67,043)

Adjusted Net income (loss) per share:
Basic	$0.61	$0.06	$(0.95)
Diluted	$0.58	$0.06	$(0.95)
Weighted-average common shares outstanding:
Basic	74,561,019	72,890,313	70,934,937
Diluted	78,549,940	72,890,313	70,934,937
Below are reconciliations of the Adjusted Net income (loss) per basic and diluted share to the most directly comparable measures calculated in accordance with GAAP.

	Year Ended December 31,
Reconciliation of Net Income (Loss) per Basic Share to Adjusted Net Income (Loss) per Basic Share	2018	2017	2016
	(per share)
Net income (loss) per basic share attributable to On Deck Capital, Inc. common stockholders	$0.37	$(0.16)	$(1.17)
Add / (Subtract):
Stock-based compensation expense	0.16	0.17	0.22
Real estate disposition charges	0.06	—	—
Severance and executive transition expenses	0.01	0.05	—
Debt extinguishment costs	0.02	—	—
Sales tax refund	(0.01)	—	—
Adjusted Net income (loss) per basic share	$0.61	$0.06	$(0.95)

	Year Ended December 31,
Reconciliation of Net Income (Loss) per Diluted Share to Adjusted Net Income (Loss) per Diluted Share	2018	2017	2016
	(per share)
Net income (loss) per diluted share attributable to On Deck Capital, Inc. common stockholders	$0.35	$(0.16)	$(1.17)
Add/ (Subtract):
Stock-based compensation expense	0.15	0.18	0.22
Real estate disposition charges	0.06	—	—
Severance and executive transition expenses	0.01	0.04	—
Debt extinguishment costs	0.02	—	—
Sales tax refund	(0.01)	—	—
Adjusted Net income (loss) per diluted share	$0.58	$0.06	$(0.95)

Adjusted Return on Assets
Adjusted Return on Assets ("ROA") represents net income (loss) attributable to OnDeck adjusted to exclude the items shown in the table below divided by average Total assets.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Reconciliation of Return on Assets to Adjusted Return on Assets
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$27,681	$(11,534)	$(82,958)
Average total assets	$1,068,948	$1,038,992	$900,502
Return on Assets	2.6%	(1.1)%	(9.2)%
Adjustments:
Stock-based compensation expense	$11,819	$12,515	$15,915
Real estate disposition charges	4,187	—	—
Severance and executive transition expenses	911	3,183	—
Debt extinguishment costs	1,935	—	—
Sales tax refund	(1,097)	—	—
Adjusted Net income (loss)	$45,436	$4,164	$(67,043)
Average total assets	$1,068,948	$1,038,992	$900,502
Adjusted Return on Assets	4.3%	0.4%	(7.4)%

Adjusted Return on Equity
Adjusted Return on Equity ("ROE") represents Net income (loss) attributable to OnDeck adjusted to exclude the items shown in the table below divided by average Total On Deck Capital, Inc. stockholders' equity.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Reconciliation of Return on Equity to Adjusted Return on Equity
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$27,681	$(11,534)	$(82,958)
Average OnDeck stockholders' equity	$275,525	$254,641	$299,447
Return on equity	10.0%	(4.5)%	(27.7)%
Adjustments:			—
Stock-based compensation expense	$11,819	$12,515	$15,915
Real estate disposition charges	4,187	—	—
Severance and executive transition expenses	911	3,183	—
Debt extinguishment costs	1,935	—	—
Sales tax refund	(1,097)	—	—
Adjusted Net income (loss)	$45,436	$4,164	$(67,043)
Average total On Deck Capital, Inc. stockholders' equity	$275,525	$254,641	$299,447
Adjusted return on equity	16.5%	1.6%	(22.4)%

Adjusted Efficiency Ratio
Adjusted Efficiency Ratio is non-GAAP measure calculated as Total operating expense divided by Gross revenue for the period, adjusted to exclude (a) stock-based compensation expense and (b) items management deems to be non-representative of operating results or trends.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Reconciliation of Efficiency Ratio to Adjusted Efficiency Ratio
Total operating expense	$177,490	$166,170	$193,974
Gross revenue	$398,376	$350,950	$291,317
Efficiency Ratio	44.6%	47.3%	66.6%
Adjustments:			—
Stock-based compensation expense	$11,819	$12,515	$15,915
Real estate disposition charges	4,187	—	—
Severance and executive transition expenses	911	3,183	—
Debt extinguishment costs	1,935	—	—
Sales tax refund	(1,097)	—	—
Operating expenses less noteworthy items	$159,735	$150,472	$178,059
Gross revenue	$398,376	$350,950	$291,317
Adjusted Efficiency Ratio	40.1%	42.9%	61.1%

Key Factors Affecting Our Performance
Investment in Long-Term Growth
Our primary focus remains on prudently growing the business while increasing profitability. The core elements of our growth strategy include:
•Expand in each of our distribution channels to acquire new customers;
•Further optimizing our decisioning models to increase originations and risk-adjusted profitability;
•Expanding loan offerings and features to increase customer lifetime value;
•Expanding our international businesses to capitalize on global growth opportunities; and
•Building ODX capabilities and relationships to take advantage of the digitization of small business lending.
We plan to continue to invest significant resources to accomplish these goals. As a result, our total operating expense increased in absolute dollars during 2018 and we anticipate it will continue to increase through 2019. These investments are intended to contribute to our long-term growth, but they may affect our near-term financial results.
In October 2018, we announced the launch of ODX, a wholly-owned subsidiary that will focus on helping banks digitize their small business lending process.  ODX offers a combination of software, analytic insights, and professional services that allow banks to bring their small business lending process online.  At the core of the ODX solution is a modular and scalable SaaS platform that enables banks to either create a fully end-to-end digital experience for their customers or to select certain components for specific functions.  We believe ODX can help banks improve customer experiences, increase portfolio growth, and reduce processing costs.  We expect ODX results to reflect a period of net investment as it builds its infrastructure and capabilities to grow existing and develop additional bank relationships.
Originations
During the years ended December 31, 2018, 2017 and 2016, we originated $2.5 billion, $2.1 billion and $2.4 billion of loans, respectively. The increase in originations in 2018 relative to 2017 was partly driven by the tightening of our credit policies in the first half of 2017 which constrained 2017 originations. Additionally, in 2018, originations grew due to the addition of new customers, including those in newly credit-eligible industries, an increase in renewals from existing customers and the continued growth of our line of credit originations. Lending volume from our strategic and funding advisor channels continued to build as we grew our network of partners. Originations also increased in our direct channel as a result of our marketing activity and website traffic, which led to higher application volumes.

The number of weekends and holidays in a period can impact our business. Many small businesses tend to apply for loans on weekdays, and their businesses may be closed at least part of a weekend and on holidays. In addition, our loan fundings and automated customer loan repayments only occur on weekdays (excluding bank holidays).
We anticipate that our future growth will continue to depend in part on attracting new customers. As we continue to aggregate data on existing customers and prospective customers, we seek to use that data to optimize our marketing spending and business development efforts to retain existing customers as well as to identify and attract prospective customers. We have historically relied on all three of our channels for customer acquisition. We plan to continue investing in direct marketing, increasing our brand awareness and growing our strategic partnerships.
The following table summarizes the percentage of loans made to all customers originated by our three distribution channels for the periods indicated. From time to time management is required to make judgments to determine customers' appropriate channel distribution.
All three of our distribution channels grew in absolute origination dollars in 2018 compared to 2017. Our strategic partner and funding advisor channels grew at a faster rate in 2018 than our direct channel, resulting in the direct channel contributing a smaller percentage of our origination volume than it did in 2017.

	Year Ended December 31,
Percentage of Originations (Dollars)	2018	2017	2016
Direct	45.5%	52.1%	52.7%
Strategic Partner	25.1%	21.0%	20.0%
Funding Advisor	29.4%	26.9%	27.3%
We originate term loans and lines of credit to customers who are new to OnDeck as well as to repeat customers. New originations are defined as new term loan originations plus all line of credit draws in the period, including subsequent draws on existing lines of credit. Renewal originations include term loans only. We believe our ability to increase adoption of our loans within our existing customer base will be important to our future growth. A component of our future growth will include increasing the length of our customer life cycle by expanding our loan offerings and features. In 2018, 2017, and 2016 originations from our repeat customers were 52%, 52% and 53%, respectively, of total originations to all customers. We believe our significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in our loan features and services. Repeat customers generally show improvements in several key metrics. From our 2016 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 32.6% and 39.9% from their initial loan to their third loan. Similarly, from our 2017 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 30.1% and 39.1%. In 2018, 28.8% of our origination volume from repeat customers was due to unpaid principal balance rolled from existing loans directly into such repeat originations. In order for a current customer to qualify for a renewal term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

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

	Year Ended December 31,
Percentage of Originations (Dollars)	2018	2017	2016
New	48.5%	47.6%	47.0%
Repeat	51.5%	52.4%	53.0%

Loans

Loans held for investment consist of term loans and lines of credit that require daily or weekly repayments. We have both the ability and intent to hold these loans to maturity. Loans held for investment are carried at amortized cost. The amortized cost of a loan is the unpaid principal balance plus net deferred origination costs. Net deferred origination costs are comprised of certain direct origination costs, net of all loan origination fees received. Loan origination fees include fees charged to the borrower related to origination that increase the return on the loan yield. Loan origination costs are limited to direct costs attributable to originating a loan, including commissions and personnel costs directly related to the time spent by those individuals performing activities related to loan origination. Direct origination costs in excess of loan origination fees received are included in the loan balance and for term loans are amortized over the life of the term loan using the effective interest method, while for lines of credit principal amounts drawn are amortized using the straight line method over 6 months. Loans held for investment have increased from $953 million at December 31, 2017 to $1,169 million at December 31, 2018, as we increased originations from 2017 to 2018.
Pricing
Customer pricing is determined primarily based on credit risk assessment generated by our proprietary data and analytics engine and cash flow assessments of the customer's ability to repay the loan. Our decision structure also considers the OnDeck Score, FICO® Score, loan type (term loan or line of credit), term loan duration, customer type (new or repeat) and origination channel. OnDeck assesses credit risk across several dimensions, including assessing the stability and credit worthiness of both the business and the personal guarantor and of the borrower's industry. Some of the most important factors assessed relate to the borrower's ability to pay, overall levels of indebtedness, cash flow and business outlook, and their personal and commercial credit history. These factors are assessed against certain minimum requirements in our underwriting standards, as well as through multivariate regressions and statistical models. In addition, general market conditions may broadly influence pricing industry-wide. Loans originated through the direct and strategic partner channels are generally priced lower than loans originated through the funding advisor channel due to the commission structure of the FAP program as well as the relative higher risk profile of the borrowers in the FAP channel.
As of December 31, 2018, our customers pay between 0.003 and 0.043 cents per month in interest for every dollar they borrow under one of our term loans. Historically, our term loans have been primarily quoted in COD and lines of credit in APR. As of December 31, 2018, the APRs of our term loans outstanding ranged from 9.1% to 99.8% and the APRs of our lines of credit outstanding ranged from 11.0% to 63.2%. As of December 31, 2018, the COD of our term loans outstanding ranged from $1.05 to $1.58.
We believe that our product pricing has historically fallen between traditional bank loans to small businesses and certain non-bank small business financing alternatives such as merchant cash advances.

	For the Year					For the Quarter
	2014	2015	2016	2017	2018	Q1 2018	Q1 2018	Q3 2018	Q4 2018
Weighted Average Term Loan "Cents on Dollar" Borrowed, per Month	2.32¢	1.95¢	1.82¢	1.95¢	2.14¢	2.08¢	2.15¢	2.17¢	2.17¢
Weighted Average APR - Term Loans and Lines of Credit	54.4%	44.5%	41.4%	43.7%	46.9%	46.0%	47.2%	47.5%	47.0%
The pricing decrease between 2014 and 2016 was due to increases in average loan term lengths, increased originations from our lower cost direct and strategic partner channels as a percentage of total originations, the growth of our line of credit product (which is priced at a lower APR level than our term loans), the introduction of our customer loyalty program and our efforts to pass savings on to customers. The pricing increases in 2017 and 2018 were primarily a reflection of past and expected future increases in the underlying market interest rates that we, like many other lenders in the market, are passing on to our customers. Additionally, in the past year we have increased our originations in the funding advisor channel, which typically have higher APRs than the direct and strategic partner channels.
We consider Loan Yield as a key pricing measure. Loan Yield is the rate of return we earn on loans outstanding during a period. Our Loan Yield differs from APR in that it takes into account deferred origination fees and deferred origination costs. Deferred origination fees include fees paid up front to us by customers when loans are originated and decrease the carrying value of loans, thereby increasing the Loan Yield. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent performing activities related to loan origination and increase the carrying value of loans, thereby decreasing the Loan Yield.

Loan Yield
For the Year					For the Quarter
2014	2015	2016	2017	2018	Q1 2018	Q2 2018	Q3 2018	Q4 2018
40.4%	36.9%	33.2%	33.8%	36.2%	35.6%	36.1%	36.5%	36.6%

In addition to individual loan pricing and the number of days in a period, there are many other factors that can affect Loan Yield, including:

•
Channel Mix - In general, loans originated from the strategic partner channel have lower Loan Yields than loans from the direct and funding advisor channel. This is primarily due to the strategic partner channel's higher commissions as compared to the direct channel, and lower pricing as compared to the funding advisor channel.

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower Loan Yields, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher Loan Yield loans because total payback is typically higher compared to a shorter length term for the same principal loan amount.  Following the introduction of our 24-month and 36-month term loans, the average length of new term loan originations had increased from 10.8 months for the year ended December 31, 2014 to 13.3 months for the year ended December 31, 2016. As part of our 2017 credit tightening, when appropriate, the offered duration of term loans to certain customers was shortened to control duration risk. For the year ended December 31, 2018, the average length of new term loan originations had decreased to 11.3 months.

•
Customer Type Mix - In general, loans originated from repeat customers historically have had lower Loan Yields than loans from new customers.  This is primarily because repeat customers typically have a higher OnDeck Score and are therefore deemed to be lower risk.  In addition, repeat customers are more likely to be approved for longer terms than new customers given their established payment history and lower risk profiles. Finally, origination fees can be reduced or waived for repeat customers, contributing to lower Loan Yields.

•
Loan Mix - In general, lines of credit have lower Loan Yields than term loans. For the year ended 2018, the weighted average line of credit APR was 32.6%, compared to 49.2% for term loans.  Draws by line of credit customers increased to 20.6% of total originations for the year ended 2018 from 19.8% in 2017.

Interest Expense
We source financing principally through debt facilities and securitizations with a diverse group of banks, insurance companies and other institutional lenders. Interest expense consist of the interest expense we incur on our debt, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining this debt, such as banker fees, origination fees and legal fees and, in applicable periods, certain costs associated with our interest rate hedging activity. Cost of Funds Rate is calculated as Interest expense divided by average Debt outstanding for the period. Our Cost of Funds Rate remained relatively consistent at 6.2% for the year ended December 31, 2017 as compared to 6.3% for the year ended December 31, 2018.
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
We originate and price our loans expecting that we will incur a degree of losses. When we originate our loans, we record a provision for estimated loan losses. As we gather more data as the portfolio performs, we may increase or decrease that reserve as deemed necessary to reflect our latest loss estimate. Some portions of our loan portfolio may be performing better than expected while other portions may perform below expectations. The net result of the underperforming and overperforming portfolio segments determines if we require an overall increase or decrease to our loan reserve related to those existing loans. A net decrease to the loan reserve related to the existing loans reduces provision expense, while a net increase to the loan reserve increases provision expense.
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
Each loan cohort is unique. A loan cohort refers to loans originated in the same specified time period. For a variety of reasons, one cohort may exhibit different performance characteristics over time compared to other cohorts at similar months of seasoning. For example, in their first six months of seasoning, certain of our new loans (which excludes repeat loans) originated in the first and second quarters of 2018 had higher net charge-off ratios than prior cohorts. This reflected several factors including the impact of channel mix, with a higher percentage of loans being from our funding advisor channel, and routine credit testing.
We evaluate and track portfolio credit performance primarily through four key financial metrics: 15+Day Delinquency Ratio; Net Charge-off Rate; Reserve Ratio; and Provision Rate.

Net Charge-off Rate
Our Net Charge-off Rate, which is calculated as our annualized net charge-offs for the period divided by the average Unpaid Principal Balance outstanding, declined from 15.8% in 2017 to 11.3% in 2018. The reduction in Net Charge-off Rate was related to credit improvements that began in early 2017. The increase in Net Charge-off Rate in 2017 compared to 2016 was primarily due to charge-offs of the term loans that were 15 months or more in term length at origination which had higher rates of delinquencies as previously discussed. Generally, the Net Charge-off Rate is expected to trail the 15+ Day Delinquency Ratio because loans become delinquent before deteriorating further to charged-off status.
Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by cohort. Net lifetime charge-offs are the unpaid principal balance charged off less recoveries of loans previously charged off. A given cohort’s net lifetime charge-off ratio is the cohort’s net lifetime charge-offs through December 31, 2018 divided by the cohort’s total original loan volume. Repeat loans in the denominator include the full renewal loan principal, rather than the net funded amount, which is the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment and 30 days of inactivity. The chart immediately below includes all term loan originations, including loans sold through OnDeck Marketplace or held for sale on our balance sheet.

Net Charge-off Ratios by Cohort Through December 31, 2018

	For the Year				For the Quarter
	2014	2015	2016	2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018
Principal Outstanding as of December 31, 2018 by Period of Origination	—%	—%	0.2%	1.5%	8.7%	25.2%	57.8%	86.0%

The following chart displays the historical lifetime cumulative net charge-off ratio by cohort for the origination periods shown. The chart reflects all term loan originations, including, if applicable, loans sold through OnDeck Marketplace or held for sale on our balance sheet. The data is shown as a static pool for each cohort, illustrating how the cohort has performed given equivalent months of seasoning.
Given that the originations in the latter half of 2018 cohort are relatively unseasoned as of December 31, 2018, these cohorts reflect low lifetime charge-off ratios in each of the new customer, repeat customer and total loans charts below. Further, given our loans are typically charged off after 90 days of nonpayment and 30 days of inactivity, all cohorts reflect approximately 0% charge offs for the first three months in the charts below.

Net Cumulative Lifetime Charge-off Ratios
All Loans

10.0%
9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24
Month
2014
2015
2016
2017
2018 Q1
2018 Q2
2018 Q3
2018 Q4

	For the Year				For the Quarter
Originations	2014	2015	2016	2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018
All term loans (in thousands)	$1,100,957	$1,703,617	$2,051,849	$1,696,514	$469,393	$465,430	$519,808	$517,000
Weighted average term (months)	11.2	12.4	13.2	12.1	11.8	11.8	11.9	11.8

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
By design, the broad credit tightening resulted in a significant decline in originations for the second quarter of 2017 and a significant decline in the net cumulative lifetime charge-off ratios for loans originated in that quarter. Subsequent cohorts have incorporated measured and targeted credit optimization designed to bring our net cumulative charge-off ratios in line with business model objectives. Loans originated after the first quarter of 2018 are not yet seasoned enough for meaningful comparison.
Generally, historical net cumulative lifetime charge-off ratios are higher in new loans than in repeat loans as repeat customers generally demonstrate better credit qualities

Net Cumulative Lifetime Charge-off Ratios
New Loans

11.0%
10.0%
9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24
Month
2014
2015
2016
2017
2018 Q1
2018 Q2
2018 Q3
2018 Q4

	For the Year				For the Quarter
Originations	2014	2015	2016	2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018
New term loans (in thousands)	$521,355	$627,494	$777,129	$589,487	$161,494	$174,199	$184,437	$172,058
Weighted average term (months)	10.8	11.8	13.3	11.9	11.4	11.3	11.3	11.3

Net Cumulative Lifetime Charge-off Ratios
Repeat Loans

10.0%
9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24
Month
2014
2015
2016
2017
2018 Q1
2018 Q2
2018 Q3
2018 Q4

	For the Year				For the Quarter
Originations	2014	2015	2016	2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018
Repeat term loans (in thousands)	$579,602	$1,076,122	$1,274,721	$1,107,027	$307,899	$291,231	$335,372	$344,943
Weighted average term (months)	11.6	12.7	13.1	12.2	12.0	12.1	12.2	12.0

15+ Day Delinquency Ratio
The 15+ Day Delinquency Ratio, which is the aggregate Unpaid Principal Balance for our loans that are 15 or more calendar days past due as of the end of the period as a percentage of the Unpaid Principal Balance.
During the past two years, the 15+ Day Delinquency Ratio peaked at 7.8% at March 31, 2017 primarily as a result of 2016 originations of term loans that were 15 months or more in term length at origination. This credit deterioration was internally driven as our credit model was underpredicting losses, in the aggregate, for loans of 15 months or more due to our relatively limited experience at that time with loans of similar terms. We took corrective action during the first half of 2017 including tightening of credit policies used to determine eligibility, pricing, loan size and term. This tightening helped reduce the 15+ Day Delinquency Ratio in the subsequent quarters of 2017. The 15+ Day Delinquency ratio increased from 6.7% at December 31, 2017 to 7.5% at December 31, 2018 driven by our decision to hold delinquent loans longer as we continue to pursue collections as opposed to selling our delinquent loans earlier in the collection cycle along with ongoing credit testing.
Reserve Ratio

The Reserve Ratio, which is the allowance for loan losses divided by the Unpaid Principal Balance as of a specific date, is a comprehensive measurement of our allowance for loan losses because it presents, as a percentage, the portion of the total Unpaid Principal Balance for which an allowance has been recorded. Our Reserve Ratio increased from 11.6% at December 31, 2017, to 12.2% at December 31, 2018. The increase in the Reserve Ratio reflects our decision to hold certain delinquent loans for a longer period and more actively pursue collections as opposed to selling these loans earlier in our collection cycle, and ongoing credit testing.
Provision Rate

The Provision Rate is the provision for loan losses divided by the new originations volume of loans held for investment, net of originations of sales of such loans within the period. Originations include the full renewal loan principal of repeat loans, rather than the net funded amount.
In the fourth quarter of 2016, our provision for loan loss expense included approximately $19 million of additional expense required to build our reserve based on our latest estimate of losses for loans with original maturities of 15 months or longer. The $19 million increase related almost entirely to 2016 originations. Our provision rate for 2016 was 7.4%.
In 2017, our corrective action included the tightening of credit policies used to determine eligibility, pricing and loan size for certain customers. For the full year 2017, the Provision Rate was 7.5% compared to 7.4% for 2016. We believe this represents an improvement because the 2017 Provision Rate includes additional reserve build related to 2016 originations and hurricanes Harvey and Irma.
Our Provision Rate for the full year 2018 decreased from 7.5% in 2017 to 6.0% in 2018. The 2018 provision rate improved relative to 2017 as a result of our improved credit policies, collection processes and fraud detection procedures.

Sale of Whole Loans through OnDeck Marketplace
In the past we have sold whole loans to institutional investors through OnDeck Marketplace. Marketplace originations are defined as loans that are sold through OnDeck Marketplace in the period or are held for sale at the end of the period. We chose not to sell any loans in the year ended 2018. For the years ended 2017 and 2016 approximately 3.7% and 18.4%, of total term loan originations were designated as Marketplace originations. During 2017 and 2016, we sold through OnDeck Marketplace loans with an unpaid principal balance of $72.5 million and $368.3 million, respectively.
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

The following table summarizes the initial principal of originations of the aforementioned two sources as it relates to the statement of cash flows during 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Originations of loans held for sale	$—	$49,813	$304,258
Originations of loans held for investment, modified	—	13,252	72,839
Marketplace originations	$—	$63,065	$377,097
Economic Conditions
Changes in the overall economy may impact our business in several ways, including demand for our loans, credit performance, and interest expense.

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

•
Loan Losses. Our underwriting process is designed to limit our loan losses to levels consistent with our risk tolerance and financial model. Our aggregate loan loss rates in 2014 and 2015 were consistent with our financial targets while 2016 was higher than our financial target as we incurred higher than estimated loss rates on certain larger and longer-term loans. Our 2017 loan loss levels were also higher than our financial targets largely because we were taking corrective action throughout the first half of the year to address the higher 2016 loan losses. Our 2018 loan loss levels are consistent with our financial targets. Our overall loan losses are affected by a variety of factors, including external factors such as prevailing economic conditions, general small business sentiment and unusual events such as natural disasters, as well as internal factors such as the accuracy of our loan decisioning, the effectiveness of our underwriting process and the introduction of new loan types or features with which we have less experience to draw upon when forecasting their loss rates. Our loan loss rates may vary in the future.

•
Interest Expense. Changes in monetary and fiscal policy may affect generally prevailing interest rates. Interest rates may also change for reasons unrelated to economic conditions. To the extent that interest rates rise, our interest expense will increase and the spread between our Loan Yield and our Cost of Funds Rate may narrow to the extent we cannot correspondingly increase the interest rates we charge our customers or reduce the credit spreads in our borrowing facilities.

Customer Acquisition Costs
Our customer acquisition costs, or CACs, differ depending upon the acquisition channel. CACs in our direct channel include the commissions paid to our internal sales force and expenses associated with items such as direct mail, social media and other online marketing activities. CACs in our strategic partner channel and funding advisor channel include commissions paid. CACs in all channels include new originations as well as renewals.
Our CACs, on a combined basis for all three acquisition channels and evaluated as a percentage of originations, increased for the year ended 2018 as compared to the year ended 2017.  The increase was primarily attributable to an increase in CACs in our funding advisor channel driven by an increase in external commissions and origination volume.

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
For illustration, we consider customers that took their first ever loan or line of credit from us during 2016 and look at all of their borrowing and transaction history from that date through December 31, 2018. The borrowing characteristics of these borrowers include:

•	Average number of loans per customer during the measurement period: 1.8

•	Average initial loan size: $38,660

•	Average amount borrowed per customer: $82,734

•	Total borrowings: $1.65 billion
Similarly, the borrowing characteristics of customers that took their first ever loan or line of credit from us during 2017 include:

•	Average number of loans per customer during the measurement period: 1.7

•	Average initial loan size: $43,465

•	Average amount borrowed per customer: $81,550

•	Total borrowings: $1.08 billion
Components of Our Results of Operations
Revenue
Interest Income. We generate revenue primarily through interest and origination fees earned on the term loans and lines of credit we originate. Interest income in applicable periods also includes interest income earned on loans held for sale from the time the loan is originated until it is ultimately sold. Interest income also includes miscellaneous interest income such as interest earned on invested cash. Our interest and origination fee revenue is amortized over the term of the loan using the effective interest method. Origination fees collected but not yet recognized as revenue are netted with direct origination costs and recorded as a component of loans held for investment or loans held for sale, as appropriate, on our consolidated balance sheets and recognized over the term of the loan. Direct origination costs include costs directly attributable to originating a loan, including commissions, vendor costs and personnel costs directly related to the time spent by those individuals performing activities related to loan origination.
Gain on Sales of Loans. Prior to 2018, we chose to sell term loans to third-party institutional investors through OnDeck Marketplace. We recognize a gain or loss on the sale of such loans as the difference between the proceeds received, adjusted for initial recognition of servicing assets or liabilities obtained at the date of sale, and the outstanding principal and net deferred origination costs.
Other Revenue. Other revenue includes fees generated by ODX, marketing fees earned from our issuing bank partner, monthly fees charged to customers for our line of credit, referral fees from other lenders, servicing revenue related to loans serviced for others, and fair value adjustments to servicing rights, which are recognized as the related services are provided.
Cost of Revenue
Provision for Loan Losses. Provision for loan losses consists of amounts charged to income during the period to maintain an allowance for loan losses, or ALLL, estimated to be adequate to provide for probable credit losses inherent in our existing loan portfolio. Our ALLL represents our estimate of the credit losses inherent in our portfolio of term loans and lines of credit and is based on a variety of factors, including the composition and quality of the portfolio, loan specific information gathered through our collection efforts, delinquency levels, our historical charge-off and loss experience and general economic conditions. In general, we expect our aggregate provision for loan losses to increase in absolute dollars as the amount of term loans and lines of credit we originate and hold for investment increases.
Interest Expense. Interest expense consists of the interest expense we incur on our debt, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining this debt, such as banker fees, origination fees and legal fees and, in applicable periods, certain costs associated with our interest rate hedging activity. Our interest expense and Cost of Funds

Rate will vary based on a variety of external factors, such as credit market conditions, general interest rate levels and spreads, as well as OnDeck-specific factors, such as origination volume and credit quality. We expect interest expense will continue to increase in absolute dollars as we increase borrowings to fund portfolio growth.
Prior to the 4th quarter of 2018, we reported Funding Cost, which was the interest expense, fees and amortization of deferred debt issuance costs we incurred in connection with our lending activities. Funding Costs excluded the interest expense we incurred on our corporate revolving line of credit. We now report Interest expense which includes all expense related to debt.
Operating Expense
Operating expense consists of sales and marketing, technology and analytics, processing and servicing, and general and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses, stock-based compensation expense and occupancy, comprise a significant component of each of these expense categories. All operating expense categories also include an allocation of overhead, such as rent and other overhead, which is based on employee headcount. We believe that continuing to invest in our business is essential to growing the business and maintaining our competitive position, and therefore, we expect the absolute dollars of operating expenses to increase.
At December 31, 2018, we had 587 employees compared to 475 at December 31, 2017 and 708 at December 31, 2016. During 2018, we increased our headcount and personnel-related costs across our business in order to support our growth strategy after reducing headcount and personnel related costs in 2017. We expect headcount to continue to increase in 2019. Given our focus on growth and profitability, we evaluate trends in our efficiency ratio as a key measure of our progress. Our efficiency ratio for the year ended December 31, 2018 was 44.6% which was an improvement from 47.3% for the year ended December 31, 2017 and significantly better than 66.6% for the year ended December 31, 2016. For the year ended December 31, 2018, our Adjusted Efficiency Ratio, which is a non-GAAP metric and excludes $6 million of noteworthy expenses, was 40.1% which was an improvement from 42.9% for the year ended December 31, 2017 and significantly better than 61.1% for the year ended December 31, 2016. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures for a discussion and reconciliation of Adjusted Efficiency Ratio.
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
Provision for Income Taxes
We have not recorded any provision for U.S. federal, state and foreign income taxes. Through December 31, 2018, we have not been required to pay any material U.S. federal or state income taxes nor any foreign income taxes because of accumulated net operating losses. As of December 31, 2018, we had approximately $3.7 million of federal net operating loss carryforwards and approximately $14.9 million of state net operating loss carryforwards available to reduce future taxable income, unless limited due to historical or future ownership changes. The federal net operating loss carryforwards will begin to expire at various dates beginning in 2027.
We expect to incur income tax expense in 2019 and thereafter as we currently estimate that we will be profitable and will exhaust our net operating losses. We may begin to recognize a portion of our deferred tax asset in 2019 if our actual and projected profitability are significant enough to support the realizability of those deferred tax assets. We anticipate releasing portions of our valuation allowance in 2019 and thereafter if we achieve our forecasted profitability levels and that profitability is deemed sufficient to support the realizability of those net deferred tax assets.

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
As of December 31, 2018, a full valuation allowance of $37,578 was recorded against our net deferred tax assets.

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated.

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Revenue:
Interest income	$383,579	$334,575	$264,844
Gain on sales of loans	—	2,485	14,411
Other revenue	14,797	13,890	12,062
Gross revenue	398,376	350,950	291,317
Cost of revenue:
Provision for loan losses	148,541	152,926	149,963
Interest expense	47,075	46,199	32,862
Total cost of revenue	195,616	199,125	182,825
Net revenue	202,760	151,825	108,492
Operating expense:
Sales and marketing	44,082	52,786	67,011
Technology and analytics	50,866	53,392	58,899
Processing and servicing	21,209	18,076	19,719
General and administrative	61,333	41,916	48,345
Total operating expense	177,490	166,170	193,974
Income (loss) from operations, before provision for income taxes	25,270	(14,345)	(85,482)
Provision for income taxes	—	—	—
Net income (loss)	$25,270	$(14,345)	$(85,482)

The consolidated statements of operations data as a percentage of gross revenue for each of the periods indicated.

	Year Ended December 31,
	2018	2017	2016
Revenue:
Interest income	96.3%	95.3%	90.9%
Gain on sales of loans	—	0.7	5.0
Other revenue	3.7	4.0	4.1
Gross revenue	100.0	100.0	100.0
Cost of revenue:
Provision for loan losses	37.3	43.6	51.5
Interest expense	11.8	13.2	11.3
Total cost of revenue	49.1	56.8	62.8
Net revenue	50.9	43.2	37.2
Operating expense:
Sales and marketing	11.1	15.0	23.0
Technology and analytics	12.8	15.2	20.2
Processing and servicing	5.3	5.2	6.8
General and administrative	15.4	11.9	16.6
Total operating expense	44.6	47.3	66.6
Income (loss) from operations, before provision for income taxes	6.3	(4.1)	(29.3)
Provision for income taxes	—	—	—
Net income (loss)	6.3%	(4.1)%	(29.3)%

Comparison of Years Ended December 31, 2018 and 2017

	Year Ended December 31,

	2018		2017		2018 vs 2017
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$383,579	96.3%	$334,575	95.3%	$49,004	14.6%
Gain on sales of loans	—	—	2,485	0.7	(2,485)	(100.0)
Other revenue	14,797	3.7	13,890	4.0	907	6.5
Gross revenue	398,376	100.0	350,950	100.0	47,426	13.5
Cost of revenue:
Provision for loan losses	148,541	37.3	152,926	43.6	(4,385)	(2.9)
Interest expense	47,075	11.8	46,199	13.2	876	1.9
Total cost of revenue	195,616	49.1	199,125	56.8	(3,509)	(1.8)
Net revenue	202,760	50.9	151,825	43.2	50,935	33.5
Operating expenses:
Sales and marketing	44,082	11.1	52,786	15.0	(8,704)	(16.5)
Technology and analytics	50,866	12.8	53,392	15.2	(2,526)	(4.7)
Processing and servicing	21,209	5.3	18,076	5.2	3,133	17.3
General and administrative	61,333	15.4	41,916	11.9	19,417	46.3
Total operating expenses	177,490	44.6	166,170	47.3	11,320	6.8
Loss before provision for income taxes	25,270	6.3	(14,345)	(4.1)	39,615	(276.2)
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	$25,270	6.3%	$(14,345)	(4.1)%	$39,615	(276.2)%
Net income (loss)
For the year ended December 31, 2018, net income increased to $25.3 million from a loss of $(14.3) million for the year ended December 31, 2017 while adjusted net income increased to $45.4 million from $4.2 million over the same period. These increases were primarily attributable to a 13.5% increase in revenue and a decrease of 1.8% in cost of revenue, partially offset by a 6.8% increase in operating expenses. Correlating to our growth of net income, our Return on Assets increased to 2.6% from (1.1)% while our Return on Equity increased to 10.0% from (4.5)%.

Revenue

	Year Ended December 31,

	2018		2017		2018 vs 2017
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$383,579	96.3%	$334,575	95.3%	$49,004	14.6%
Gain on sales of loans	—	—	2,485	0.7	(2,485)	(100.0)
Other revenue	14,797	3.7	13,890	4.0	907	6.5
Gross revenue	$398,376	100.0%	$350,950	100.0%	$47,426	13.5%
Gross revenue increased by $47.4 million, or 13.5%, from $351.0 million in 2017 to $398.4 million in 2018. This growth was in part attributable to a $49.0 million, or 14.6%, increase in interest income, which was primarily driven by the higher balance of loans being held on our balance sheet as evidenced by the 7% increase in Average Loans from $1.0 billion to $1.1 billion. The increase in interest income was also driven by the increase in Loan Yield on loans outstanding from 33.8% to 36.2%.
Gain on sales of loans decreased by $2.5 million to zero as we chose not to sell any loans in 2018.
Other revenue increased by $0.9 million, or 7%, primarily attributable to an increase in ODX revenue. This was partially offset by a decrease in loan servicing fees and a decrease in marketing fees from our issuing bank partner.
Cost of Revenue

	Year Ended December 31,

	2018		2017		2018 vs 2017
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$148,541	37.3%	$152,926	43.6%	$(4,385)	(2.9)%
Interest expense	47,075	11.8	46,199	13.2	876	1.9
Total cost of revenue	$195,616	49.1%	$199,125	56.8%	$(3,509)	(1.8)%
Provision for Loan Losses. Provision for loan losses decreased by $4.4 million, or 3%, from $152.9 million in 2017 to $148.5 million in 2018. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates. As a result, we believe that analyzing provision for loan losses as a percentage of originations held for investment, rather than as a percentage of gross revenue, provides more useful insight into our operating performance. Our provision for loan losses as a percentage of originations held for investment, or the Provision Rate, decreased from 7.5% to 6.0%. The decrease in the Provision Rate is largely attributable to the tightening of our credit policies used to determine eligibility, pricing and loan size for certain customers. The tightening of our credit policies began in early 2017 and was continually refined through 2018.
Interest Expense. Interest expense increased by $0.9 million, or 1.9%, from $46.2 million in 2017 to $47.1 million in 2018. As a percentage of gross revenue, interest expense decreased from 13.2% in 2017 to 11.8% in 2018. The increase in interest expense was primarily attributable to increases in Average Debt outstanding and benchmark rates and was partially offset by a decrease in interest rate spread (the applicable percentage rate above the benchmark interest rate charged by the lender). The Average Debt Outstanding during 2018 was $751.0 million as compared to $740.5 million during 2017 while our Cost of Funds Rate increased from 6.2% to 6.3%.
Operating Expense
Total operating expenses increased by $11.3 million, or 6.8%, from $166.2 million in 2017 to $177.5 million in 2018 driven by our increase in overall headcount, and costs associated with our growth initiatives. We also incurred a net of $5.9 million of expenses related to real estate disposition charges, debt extinguishment costs, sales tax refund, severance and executive transition expenses for which there were no comparable charges in 2017. Our efficiency ratio for the year ended December 31, 2018 was 44.6% which was an improvement from 47.3% for the year ended December 31, 2017. Our Adjusted Efficiency Ratio, which is a non-GAAP measure, for the year ended December 31, 2018 was 40.1% which was an improvement from 42.9% for the year ended December 31, 2017. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures for a discussion and reconciliation of Adjusted Efficiency Ratio.
Sales and Marketing

	Year Ended December 31,

	2018		2017		2018 vs 2017
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$44,082	11.1%	$52,786	15.0%	$(8,704)	(16.5)%
Sales and marketing expense decreased by $8.7 million, or 16.5%, from $52.8 million in 2017 to $44.1 million in 2018. The decrease was primarily attributable to a $4.0 million decrease in customer acquisition costs and a $1.5 million decrease in occupancy costs due to the lease terminations which occurred during the first quarter of 2018. Additionally, radio and television advertising decreased by $1.2 million and syndication program costs decreased by $1.9 million.

Technology and Analytics

	Year Ended December 31,

	2018		2017		2018 vs 2017
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$50,866	12.8%	$53,392	15.2%	$(2,526)	(4.7)%
Technology and analytics expense decreased by $2.5 million, or 5%, from $53.4 million in 2017 to $50.9 million in 2018. The decrease was primarily attributable to a $1.8 million decrease in personnel-related costs. Additionally, there was a $1.7 million decrease in technology depreciation and a $0.7 million decrease in occupancy costs due to the lease terminations which occurred during the first quarter of 2018. This was partially offset by a $1.3 million increase in technology consultant spend.
Processing and Servicing

	Year Ended December 31,

	2018		2017		2018 vs 2017
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$21,209	5.3%	$18,076	5.2%	$3,133	17.3%
Processing and servicing expense increased by $3.1 million, or 17%, from $18.1 million in 2017 to $21.2 million in 2018. The increase was primarily attributable to a $2.1 million increase in personnel-related costs and an increase of $1.7 million in costs associated with the increase of inbound application volume, quantity of data consumed, and loan servicing costs. This was partially offset by a decrease in occupancy costs of $0.7 million due to the lease terminations which occurred during the first quarter of 2018.

General and Administrative

	Year Ended December 31,

	2018		2017		2018 vs 2017
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$61,333	15.4%	$41,916	11.9%	$19,417	46.3%
General and administrative expense increased by $19.4 million, or 46%, from $41.9 million in 2017 to $61.3 million in 2018. The increase was primarily attributable to a $5.7 million charge related to the lease terminations in the New York and Denver offices and a $4.7 million increase in personnel-related costs. Additionally, we recorded $1.9 million of debt extinguishment costs to write off the remaining balance of deferred issuance fees in connection with the extinguishment of the ODAST II 2016-01 debt and the ODAF debt in 2018. The loss related to foreign currency transactions and holdings increased in 2018, increasing expenses by $3.0 million, driven by the decreased value in exchange rates relative to the U.S. dollar. Professional fees increased by $2.0 million and recruiting costs increased by $1.4 million.

Comparison of Years Ended December 31, 2017 and 2016

	Year Ended December 31,

	2017		2016		2017 vs 2016
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$334,575	95.3%	$264,844	90.9%	$69,731	26.3%
Gain on sales of loans	2,485	0.7	14,411	5.0	(11,926)	(82.8)
Other revenue	13,890	4.0	12,062	4.1	1,828	15.2
Gross revenue	350,950	100.0	291,317	100.0	59,633	20.5
Cost of revenue:
Provision for loan losses	152,926	43.6	149,963	51.5	2,963	2.0
Interest expense	46,199	13.2	32,862	11.3	13,337	40.6
Total cost of revenue	199,125	56.8	182,825	62.8	16,300	8.9
Net revenue	151,825	43.2	108,492	37.2	43,333	39.9
Operating expense:
Sales and marketing	52,786	15.0	67,011	23.0	(14,225)	(21.2)
Technology and analytics	53,392	15.2	58,899	20.2	(5,507)	(9.3)
Processing and servicing	18,076	5.2	19,719	6.8	(1,643)	(8.3)
General and administrative	41,916	11.9	48,345	16.6	(6,429)	(13.3)
Total operating expense	166,170	47.3	193,974	66.6	(27,804)	(14.3)
Income (loss) from operations, before provision for income taxes	(14,345)	(4.1)	(85,482)	(29.3)	71,137	(83.2)
Provision for income taxes	—	—	—	—	—
Net income (loss)	$(14,345)	(4.1)%	$(85,482)	(29.3)%	$71,137	(83.2)%
Revenue

	Year Ended December 31,

	2017		2016		2017 vs 2016
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$334,575	95.3%	$264,844	90.9%	$69,731	26.3%
Gain on sales of loans	2,485	0.7	14,411	5.0	(11,926)	(82.8)
Other revenue	13,890	4.0	12,062	4.1	1,828	15.2
Gross revenue	$350,950	100.0%	$291,317	100.0%	$59,633	20.5%

Gross revenue increased by $59.6 million, or 20%, from $291.3 million in 2016 to $351.0 million in 2017. This growth was in part attributable to a $69.7 million, or 26.3%, increase in interest income, which was driven by a greater volume of loans being held on our balance sheet as evidenced by the 24.1% increase in Average Loans to $990.6 million from $798.1 million. The increase in interest income was also attributed to an increase in our Loan Yield on loans outstanding to 33.8% from 33.2% over the same period.
Gain on sales of loans decreased by $11.9 million, from $14.4 million in 2016 to $2.5 million in 2017. This decrease was primarily attributable to a $304.4 million decrease in sales of loans through OnDeck Marketplace and a decrease in Marketplace Gain on Sale Rate from 3.8% in 2016 to 3.4% in 2017.
Other revenue increased $1.8 million, or 15%, primarily attributable to an increase of $3.0 million in platform fees and an increase of $0.9 million in monthly fees earned from lines of credit as the total number of line of credit units increased period over period. This increase was partially offset by a decrease of $1.0 million in marketing fees from our issuing bank partner and a $1.1 million decrease from our syndication program.
Cost of Revenue

	Year Ended December 31,

	2017		2016		2017 vs 2016
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$152,926	43.6%	$149,963	51.5%	$2,963	2.0%
Interest expense	46,199	13.2	32,862	11.3	13,337	40.6
Total cost of revenue	$199,125	56.8%	$182,825	62.8%	$16,300	8.9%
Provision for Loan Losses. Provision for loan losses increased by $3.0 million, or 2%, from $150.0 million in 2016 to $152.9 million in 2017. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates. As a result, we believe that analyzing provision for loan losses as a percentage of originations, rather than as a percentage of gross revenue, provides more useful insight into our operating performance. Our provision for loan losses as a percentage of originations held for investment, or the Provision Rate, increased from 7.4% in 2016 to 7.5% in 2017. The increase in the Provision Rate was, in part, attributed to continued reserve builds in 2017 for loans originated in 2016, as well as reserve builds related to hurricane Harvey and Irma (See Part II -Item 7 - Key Factors Affecting our Performance - Credit Performance.)
Interest Expense. Interest expense increased by $13.3 million, or 40.6%, from $32.9 million in 2016 to $46.2 million in 2017. The increase in interest expense was primarily attributable to the increases in our aggregate outstanding borrowings. The Average Debt Outstanding during 2017 was $740.5 million as compared to $557.2 million during 2016 while our Cost of Funds Rate increased to 6.2% from 5.9%. The Cost of Funds Rate increased as a result of the increase in LIBOR throughout 2017 which increased the rates associated with our variable rate debt instruments, and the higher interest rates associated with our newer facilities which were available to finance our previously ineligible loans. As a percentage of gross revenue, interest expense increased from 11.3% in 2016 to 13.2% in 2017. The increase in interest expense as a percentage of gross revenue was the result of the increase of interest rates on our debt facilities.
Operating Expense
Total operating expense decreased by $27.8 million, or 14.3% from $194.0 million in 2016 to $166.2 million in 2017 driven by our cost rationalization program. Our efficiency ratio for the year ended December 31, 2017 was 44.6% which improved from 66.6% for the year ended December 31, 2016 which is a reflection of the cost rationalization program that took place in 2017. Our Adjusted Efficiency Ratio, which is a non-GAAP metric, for the year ended December 31, 2017 was 42.9% which improved from 61.1% for the year ended December 31, 2016. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures for a discussion and reconciliation of Adjusted Efficiency Ratio.

Sales and Marketing

	Year Ended December 31,

	2017		2016		2017 vs 2016
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$52,786	15.0%	$67,011	23.0%	$(14,225)	(21.2)%
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
Technology and Analytics

	Year Ended December 31,

	2017		2016		2017 vs 2016
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$53,392	15.2%	$58,899	20.2%	$(5,507)	(9.3)%
Technology and analytics expense decreased by $5.5 million, or 9%, from $58.9 million in 2016 to $53.4 million in 2017. The decrease was primarily attributable to a $5.5 million decrease in salaries and personnel-related costs related to technology and analytics headcount reductions as part of our cost rationalization program.
Processing and Servicing

	Year Ended December 31,

	2017		2016		2017 vs 2016
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
		(dollars in thousands)
Processing and servicing	$18,076	5.2%	$19,719	6.8%	$(1,643)	(8.3)%
Processing and servicing expense decreased by $1.6 million, or 8%, from $19.7 million in 2016 to $18.1 million in 2017. The decrease was primarily attributable to a $1.6 million decrease in salaries and personnel-related costs, related to processing and servicing headcount reductions as part of our cost rationalization program.
General and Administrative

	Year Ended December 31,

	2017		2016		2017 vs 2016
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
		(dollars in thousands)
General and administrative	$41,916	11.9%	$48,345	16.6%	$(6,429)	(13.3)%

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

Liquidity and Capital Resources
During 2018, we originated $2.5 billion of loans utilizing a diversified set of funding sources, including cash on hand, third-party lenders (through debt facilities and securitization), and the cash generated by our operating, investing and financing activities.
Cash on Hand
At December 31, 2018, we had approximately $60 million of cash on hand to fund our future operations compared to approximately $71 million at December 31, 2017.
Current Debt Facilities
The following table summarizes our current debt facilities as of December 31, 2018. Prior to December 31, 2018, we distinguished between debt facilities used to fund our lending activities, which we referred to as funding debt, and debt facilities used to fund our operating expenditures, which we referred to as corporate debt. Management adopted the current presentation because it believes it better reflects our funding profile. We also believe that it is more useful to consider total debt and total interest expense in the aggregate to obtain better insight into our Net Interest Margin and Cost of Funds Rate.

	Maturity Date		Weighted Average Interest Rate	Borrowing Capacity	Principal Outstanding
				(in millions)
Debt:
OnDeck Asset Securitization Trust II LLC	April 2022	(1)	3.8%	$225.0	$225.0
OnDeck Account Receivables Trust 2013-1 LLC	March 2019		5.1%	214.1	117.7
Receivable Assets of OnDeck, LLC	September 2021	(2)	4.7%	119.7	113.6
OnDeck Asset Funding II LLC	August 2022	(3)	5.3%	175.0	109.6
Prime OnDeck Receivable Trust II, LLC	March 2019		5.0%	125.0	108.8
Loan Assets of OnDeck, LLC	October 2022	(4)	4.3%	100.0	100.0
Corporate Debt	January 2019	(5)	6.8%	30.0	—
Other Agreements	Various	(6)	6.0%	79.3	47.3
Total Debt			4.7%	$1,068.1	$822.0

(1)	The period during which new borrowings may be made under this debt facility expires in March 2020.

(2)
The period during which new borrowings of Class A revolving loans may be made under this debt facility expires in December 2020. The $19.7 million of Class B borrowing capacity matures in December 2019.

(3)	The period during which new borrowings may be made under this debt facility expires in August 2021.

(4)
The period during which new borrowings may be made under this debt facility expires in April 2022. On February 8, 2019, we entered into an amendment which increased the revolving commitment amount by $50 million and reduced the interest rate margin over 1-month LIBOR by 0.25%, as well as made various technical, definitional, conforming and other changes, see Note 15, "Subsequent Events" of Notes to Consolidated Financial Statements for additional information.

(5)
In January 2019, we voluntarily prepaid in full and terminated the Square 1 Agreement which had a $30 million borrowing capacity. In January 2019 we established a new revolving debt facility with a commitment amount of $85 million and an interest rate of 1-month LIBOR plus 3.0% and a final maturity date of January 2021, see Note 15, "Subsequent Events" of Notes to Consolidated Financial Statements for additional information.

(6)	Maturity dates range from January 2020 through June 2021

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.
OnDeck Marketplace
OnDeck Marketplace is our proprietary whole loan sale platform that allows participating third-party institutional investors to directly purchase small business loans from us. We recognize a gain or loss from OnDeck Marketplace loans when sold. We did not sell any loans in 2018. For the year ended 2017, 3.7% of total term loan originations were OnDeck Marketplace originations. The proportion of loans we sell through OnDeck Marketplace largely depends on the premiums available to us. In 2019, we expect that OnDeck Marketplace sales, if any, will be minimal.
Cash and Cash Equivalents, Loans (Net of Allowance for Loan Losses), and Cash Flows
The following table summarizes our cash and cash equivalents, loans (net of ALLL) and cash flows:

	As of and for the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash and cash equivalents	$59,859	$71,362	$79,554
Restricted cash	$37,779	$43,462	$44,432
Loans held for investment, net	$1,029,117	$843,781	$890,283
Cash provided by (used in):
Operating activities	$263,781	$210,198	$134,251
Investing activities	$(399,641)	$(157,534)	$(583,265)
Financing activities	$121,724	$(62,496)	$374,728
Our cash and cash equivalents at December 31, 2018 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments, deposit accounts or other arrangements designed to preserve the principal balance and maintain adequate liquidity. Our excess cash may be invested primarily in overnight sweep accounts, money market instruments or similar arrangements that provide competitive returns in relationships to our polices and market conditions.
Our restricted cash represents funds held in accounts as reserves on certain debt facilities and as collateral for issuing bank partner transactions. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements but have the ability to use these funds to finance loan originations, subject to meeting borrowing base requirements. Our policy is to invest restricted cash held in debt facility related accounts in investments designed to preserve the principal balance and provide liquidity. Accordingly, such cash is invested primarily in money market instruments that offer daily purchase and redemption and provide competitive returns in relationship to our policies and market conditions.
Cash Flows
Operating Activities
For the year ended December 31, 2018, net cash provided by our operating activities was $263.8 million, which was primarily the result of interest payments from our customers of $447.8 million, less $145.4 million utilized to pay our operating expenses and $42.2 million we used to pay the interest on our debt. During that same period, accounts payable and accrued expenses and other liabilities decreased by approximately $5.1 million.
For the year ended December 31, 2017, net cash provided by our operating activities was $210.2 million, which was primarily the result of our cash received from our customers, including interest payments of $396.7 million, plus proceeds from sale of loans held for sale of $51.5 million, less $48.7 million of loans held for sale originations in excess of loan repayments received, $138.2 million utilized to pay our operating expenses and $41.9 million we used to pay the interest on our debt. During that same period, accounts payable and accrued expenses and other liabilities decreased by approximately $8.8 million.
For the year ended December 31, 2016, net cash provided by our operating activities was $134.3 million, which was primarily the result of our cash received from our customers including interest payments of $312.9 million, plus proceeds from sale of loans held for sale of $314.6 million, less $297.0 million of loans held for sale originations in excess of loan repayments received, $161.3 million utilized to pay our operating expenses and $24.8 million we used to pay the interest on our debt. During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $8.2 million.

Investing Activities
Our investing activities have consisted primarily of funding our term loan and line of credit originations, including payment of associated direct costs and receipt of associated fees, offset by customer repayments of term loans and lines of credit, purchases of property, equipment and software, capitalized internal-use software development costs and proceeds from the sale of term loans which were not specifically identified at origination as a loan held for sale. Purchases of property, equipment and software and capitalized internal-use software development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our internal-use technology.
For the year ended December 31, 2018, net cash used to fund our investing activities was $399.6 million, and consisted primarily of $327.8 million of loan originations in excess of loan repayments received, $64.6 million of origination costs paid in excess of fees collected and $6.4 million for the purchase of property, equipment and software and capitalized internal-use software development costs.
For the year ended December 31, 2017, net cash used to fund our investing activities was $157.5 million, and consisted primarily of $119.5 million of loan originations in excess of loan repayments received, $44.8 million of origination costs paid in excess of fees collected and $4.3 million for the purchase of property, equipment and software and capitalized internal-use software development costs. These uses of cash were partially offset by $24.8 million of proceeds from sales of loans held for investment.
For the year ended December 31, 2016, net cash used to fund our investing activities was $583.3 million, and consisted primarily of $75.8 million of proceeds from sales of loans held for investment, less $600.5 million of loan originations in excess of loan repayments received, $47.1 million of origination costs paid in excess of fees collected and $11.3 million for the purchase of property, equipment and software and capitalized internal-use software development costs.
Financing Activities
Our financing activities have consisted primarily of net borrowings from our securitization facility and our revolving debt facilities.
For the year ended December 31, 2018, net cash provided by our financing activities was $121.7 million and consisted primarily of $126.4 million in net additional debt drawn down from our debt facilities, $6.0 million of payments of debt issuance costs and $1.7 million for the purchase of an interest rate cap. These uses of cash were partially offset by $1.5 million of net cash received from noncontrolling interest, and $1.4 million of cash received from the issuance of common stock under the employee stock purchase plan.
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
Our annual originations were $2.5 billion in 2018, $2.1 billion in 2017 and $2.4 billion in 2016.
Our strategy is to continue to grow in a disciplined manner while remaining highly focused on credit quality and operating leverage. We expect our originations to grow in 2019 as compared to 2018. Because we will remain focused on credit quality, we are also prepared to forgo lending opportunities that do not meet our credit, underwriting and pricing standards. In addition, despite the continuing competition for customer response, we intend to allocate resources to continue to optimize marketing and customer acquisition costs based on targeted returns on investment rather than spending inefficiently in these areas to achieve incremental growth.
We estimate that at December 31, 2018, approximately $354 million of our own cash had been invested in our loan portfolio, approximately two-thirds of which was used to fund our portfolio's residual value. Investing in our portfolio's residual value is a requirement of our funding model and will remain a use of cash so long as we continue to grow loan balances.

We expect to use cash flow generated from operations for various corporate purposes including to fund a portion of our lending activities including funding residual growth. In addition, we may also finance residual growth through our unused liquidly sources such as corporate line of credit or introducing additional subordinated notes in our debt facilities.
Approximately $389 million of our debt capacity will expire during 2019 consisting of: $30 million in January 2019, $339 million in March 2019 and $20 million in December 2019. In order to maintain and grow our current rate of loan originations over the next twelve months, we will be required to secure additional funding. We plan to do this through one or more of the following sources: new asset-backed securitization transactions, new debt facilities and extensions and increases to existing debt facilities. Historically we have been successful in accessing the asset-backed loan market on terms acceptable to us, and we anticipate that we will be able to do so into the foreseeable future. However, if we deem the cost of accessing the asset-backed loan market to be in excess of an appropriate rate, we may elect to use available cash, OnDeck Marketplace, or other financing options available to us. Furthermore, we could decide to alter the types of loans we originate, such that more loans are eligible for credit facilities, or we could decide to slow down the rate of originations. We are currently in various stages of discussions with multiple potential funding sources. While we expect to be able to obtain additional capacity on market terms, there can be no assurance that we will be successful. Please refer to Note 15 of Notes to Consolidated Financial Statements for details on the additional funding we secured subsequent to December 31, 2018.
In addition to pursuing funding as described above, although it is not currently anticipated, depending upon the circumstances we may seek additional equity financing. The sale of equity may result in dilution to our stockholders, and those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock.
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
Contractual Obligations
Our principal commitments consist of obligations under our outstanding debt facilities and securitization facility and non-cancelable leases for our office space. The following table summarizes these contractual obligations at December 31, 2018. Future events could cause actual payments to differ from these estimates.

	Payment Due by Period
	Total	2019	2020-2021	2022-2023	Thereafter
	(in thousands)
Contractual Obligations:
Long-term debt:
Debt	$821,997	$243,730	$330,019	$248,248	$—
Interest payments(1)	77,602	29,247	41,016	7,339	—
Operating leases	48,518	6,416	13,096	11,495	17,511
Purchase obligations	16,840	7,704	6,486	2,650	—
Total contractual obligations	$964,957	$287,097	$390,617	$269,732	$17,511
_________________________

(1)	Interest payments on our debt facilities with variable interest rates are calculated using the interest rate as of December 31, 2018.

The obligations of our subsidiaries for the debt described above and related interest payment obligations are structured to be non-recourse to On Deck Capital, Inc.

Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
2019 Outlook
Our goal for 2019 is to grow prudently and profitably while remaining highly focused on credit quality and operating efficiency. To achieve this goal, we plan to continue to grow our US lending platform through our diversified distribution channels and improving our customer experience and technology platforms. We also plan to continue to invest in our Canadian and Australian operations and ODX, which we believe offer high growth potential. We also plan to gradually begin offering equipment finance loans to existing and new customers. Finally, we plan to continue to enhance our risk management function, technology capabilities and funding profile in support of our growth initiatives.
As we pursue our 2019 goal, we expect the following financial performance trends relative to our full-year 2018 financial results, although we can provide no assurance as to the actual outcome:
•Loans to grow at a low-double digit rate;
•Net Interest Margin to increase slightly driven by a lower Cost of Funds Rate;
•Adjusted Efficiency Ratio to increase slightly as we invest in our strategic growth initiatives;
•Provision Rate near the mid-point of our 6-7% target range as credit performance normalizes; and

•	Effective tax rate of approximately 20% as the company utilizes its remaining US Federal net operating loss carryforwards.
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

Nonaccrual Loans and Charged-Off Loans
We consider a loan to be delinquent when the daily or weekly payments are one day past due, adjusted for grace days. Grace days may be granted when we believe a specific circumstance warrants a brief period where a customer should be permitted to skip a payment (or several) without being deemed delinquent, for example, a natural disaster such as Hurricanes Harvey or Irma. Grace days granted per customer typically do not exceed five days. We do not recognize interest income on loans that are delinquent and non-paying. Loans are returned to accrual status if they are brought to non-delinquent status or have performed in accordance with the contractual terms for a reasonable period of time and, in our judgment, will continue to make periodic principal and interest payments as scheduled. When we determine it is probable that we will be unable to collect additional principal amounts on the loan the remaining Unpaid Principal Balance is charged off. Generally, charge-offs occur after the 90th day of delinquency with 30 days of no activity.
Liability for Unfunded Loan Commitments
Customers may draw on their lines of credit up to defined maximum amounts. As of December 31, 2018 and 2017, our off balance sheet credit exposure related to the undrawn line of credit balances was $264.2 million and $204.6 million, respectively. Similar to our ALLL, we are required to accrue for potential losses related to these unfunded loan commitments at the time the line of credit is originated despite the fact that the customer has not yet drawn these funds. Significant judgment is required to estimate both the amount that may ultimately be drawn on the lines of credit as well as the amount which would ultimately require a reserve. If additional amounts drawn or the rate of default differ from our estimates, actual expenses could differ significantly from our original estimates. The liability for unfunded loan commitments was $5.9 million and $4.4 million as of December 31, 2018 and 2017, respectively, and is included in accrued expenses and other liabilities, with changes in the accrual included in general and administrative expense.

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
Stock-Based Compensation
We recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation expense for those options expected to vest over the service period of the award. Calculating stock-based compensation expense requires the input of subjective assumptions, including the expected term of the options, stock price volatility, and the pre-vesting forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we utilize as the means of estimating future behavior. Because our stock only became publicly traded in December 2014, we do not have enough data upon which to estimate volatility based on historical performance. We estimate the volatility of our common stock on the date of grant using historical data of our own and public companies we judge to be reasonably comparable, e.g., companies in similar industries that recently completed initial public offerings of comparable size. In the near future, upon achieving a reasonable base of historical performance data, we will utilize historical and/or implied volatility as part of our assumptions.

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
Recently Issued Accounting Pronouncements and JOBS Act Election
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases, which creates ASC 842, Leases, and supersedes ASC 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. We expect that most of our operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the standard that will result in an offsetting increase in assets and liabilities on the Consolidated Balance Sheet of approximately $38 million. We do not expect the standard to impact our future results of operations or cash flows.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements for fair value measurements under ASC 820, Fair Value Measurement. The new guidance will be effective for annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact the new standard may have on our disclosures, but do not expect adoption will have a material impact.

JOBS Act
We became a public company in December 2014, and since that time we have met the definition of an “emerging growth company” under the JOBS Act. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. Our emerging growth company status will expire effective December 31, 2019.

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
Interest Rate Sensitivity
We lend to our customers at a fixed rate of interest while a majority of our borrowings are at a variable rate of interest.  To the extent that underlying market interest rates rise, the spread between our Loan Yield and our Cost of Funds Rate may narrow.  The short-duration of our loans provides us with the ability to quickly respond to a rise in underlying market interest rates by increasing the interest rates we charge our customers on new originations.   Our pricing increases in 2017 and 2018 were primarily a reflection of past and expected future increases in the underlying market interest rates that we, like many other lenders in the market, are passing on to our customers. However, our ability to correspondingly increase the interest rates we charge may be limited by competitive and other factors.
As of December 31, 2018, we had $589.0 million of outstanding borrowings under debt agreements with variable interest rates. Taking into account our interest rate cap, an increase of one percentage point in interest rates would result in an approximately $2.9 million net increase in our annual interest expense on our outstanding borrowings at December 31, 2018. Any debt we incur in the future may also bear interest at variable rates. Any increase in interest rates in the future will likely affect our borrowing costs under all of our sources of capital for our lending activities. In the fourth quarter of 2018, we entered into an interest rate cap, which is a derivative instrument, to manage our exposure to variable interest rate movements. We do not use derivatives for speculative purposes. The interest rate cap is designated as a cash flow hedge. In exchange for our up-front premium, we will receive variable amounts from a counterparty if interest rates rise above the strike rate on the contract. The interest rate cap agreement is for a notional amount of $300 million and has a maturity date of January 2021.
Foreign Currency Exchange Risk
Substantially all of our revenue and operating expenses are denominated in U.S. dollars. As a result of our Canadian operations and our growing Australia operations, we are subject to foreign currency exchange rate risk. Foreign currency exchange rate risk is the possibility that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. Historically, we have not utilized derivative instruments such as forwards, options and/or swaps to hedge our foreign currency exchange rate risk. We have expanded our use of natural hedges which match our foreign currency assets with foreign currency liabilities as a means to mitigate the impact of movements in exchange rates. We believe our exposure to foreign currency exchange rate risk will increase in the future as our foreign operations continue to grow. We will continue to explore the costs, benefits and risks of expanding our hedging program as our exposure to foreign currency exchange rate risk increases. We intend to enter into these transactions only to hedge underlying risk reasonably related to our business and not for speculative purposes.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of On Deck Capital, Inc. and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of On Deck Capital, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

New York, NY
March 1, 2019

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$59,859	$71,362
Restricted cash	37,779	43,462
Loans held for investment	1,169,157	952,796
Less: Allowance for loan losses	(140,040)	(109,015)
Loans held for investment, net	1,029,117	843,781
Property, equipment and software, net	16,700	23,572
Other assets	18,115	13,867
Total assets	$1,161,570	$996,044
Liabilities and equity
Liabilities:
Accounts payable	$4,011	$2,674
Interest payable	2,385	2,330
Debt	816,231	692,254
Accrued expenses and other liabilities	34,654	32,730
Total liabilities	857,281	729,988
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 79,135,510 and 77,284,266 shares issued and 75,375,341 and 73,822,001 outstanding at December 31, 2018 and 2017, respectively.	396	386
Treasury stock—at cost	(9,822)	(7,965)
Additional paid-in capital	506,169	492,509
Accumulated deficit	(195,155)	(222,833)
Accumulated other comprehensive loss	(1,832)	(52)
Total On Deck Capital, Inc. stockholders' equity	299,756	262,045
Noncontrolling interest	4,533	4,011
Total equity	304,289	266,056
Total liabilities and equity	$1,161,570	$996,044
The accompanying notes are an integral part of these consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Interest income	$383,579	$334,575	$264,844
Gain on sales of loans	—	2,485	14,411
Other revenue	14,797	13,890	12,062
Gross revenue	398,376	350,950	291,317
Cost of revenue:
Provision for loan losses	148,541	152,926	149,963
Interest expense	47,075	46,199	32,862
Total cost of revenue	195,616	199,125	182,825
Net revenue	202,760	151,825	108,492
Operating expense:
Sales and marketing	44,082	52,786	67,011
Technology and analytics	50,866	53,392	58,899
Processing and servicing	21,209	18,076	19,719
General and administrative	61,333	41,916	48,345
Total operating expense	177,490	166,170	193,974
Income (loss) from operations, before provision for income taxes	25,270	(14,345)	(85,482)
Provision for income taxes	—	—	—
Net income (loss)	25,270	(14,345)	(85,482)
Less: Net income (loss) attributable to noncontrolling interest	(2,411)	(2,811)	(2,524)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$27,681	$(11,534)	$(82,958)
Net income (loss) per share attributable to On Deck Capital, Inc. common stockholders:
Basic	$0.37	$(0.16)	$(1.17)
Diluted	$0.35	$(0.16)	$(1.17)
Weighted-average common shares outstanding:
Basic	74,561,019	72,890,313	70,934,937
Diluted	78,549,940	72,890,313	70,934,937
Comprehensive income (loss):
Net income (loss)	$25,270	$(14,345)	$(85,482)
Other comprehensive income (loss):
Unrealized (loss) on derivative instrument	(456)	—	—
Foreign currency translation adjustment	(1,791)	594	(20)
Comprehensive income (loss)	23,023	(13,751)	(85,502)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(467)	267	(13)
Less: Net income (loss) attributable to noncontrolling interest	(2,411)	(2,811)	(2,524)
Comprehensive income (loss) attributable to On Deck Capital, Inc. common stockholders	$25,901	$(11,207)	$(82,965)

The accompanying notes are an integral part of these consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	On Deck Capital, Inc.'s stockholders' equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling interest	Total Equity (Deficit)
	Shares	Amount
Balance—December 31, 2015	70,060,208	$366	$457,003	$(128,341)	$(5,843)	$(372)	$322,813	$6,609	$329,422
Stock-based compensation	—	—	17,385	—	—	—	17,385	—	17,385
Issuance of common stock through vesting of restricted stock units and option exercises	1,237,969	6	197	—	—	—	203	—	203
Employee stock purchase plan	456,008	2	2,941	—	—	—	2,943	—	2,943
Repurchases of common stock	(148,477)	—	—	—	(854)	—	(854)	—	(854)
Other comprehensive income (loss)	—	—	—	—	—	(7)	(7)	(13)	(20)
Net income (loss)	—	—	—	(82,958)	—	—	(82,958)	(2,524)	(85,482)
Balance—December 31, 2016	71,605,708	$374	$477,526	$(211,299)	$(6,697)	$(379)	$259,525	$4,072	$263,597
Stock-based compensation	—	—	12,690	—	—	—	12,690	—	12,690
Issuance of common stock through vesting of restricted stock units and option exercises	2,014,497	10	454	—	—	—	464	—	464
Employee stock purchase plan	467,944	2	1,839	—	—	—	1,841	—	1,841
Repurchases of common stock	(266,148)	—	—	—	(1,268)	—	(1,268)	—	(1,268)
Investments by noncontrolling interests	—	—	—	—	—	—	—	3,440	3,440
Return of equity to noncontrolling interest	—	—	—	—	—	—	—	(957)	(957)
Other comprehensive income (loss)	—	—	—	—	—	327	327	267	594
Net income (loss)	—	—	—	(11,534)	—	—	(11,534)	(2,811)	(14,345)
Balance—December 31, 2017	73,822,001	386	492,509	(222,833)	(7,965)	(52)	262,045	4,011	266,056
Stock-based compensation	—	—	11,301	—	—	—	11,301	—	11,301
Issuance of common stock through vesting of restricted stock units and option exercises	1,482,546	8	72	—	—	—	80	—	80
Employee stock purchase plan	368,698	2	2,287	—	—	—	2,289	—	2,289
Repurchases of common stock	(297,904)	—	—	—	(1,857)	—	(1,857)	—	(1,857)
Investment by noncontrolling interests	—	—	—	—	—	—	—	3,400	3,400
Other comprehensive income (loss)	—	—	—	—	—	(1,780)	(1,780)	(467)	(2,247)
Other	—	—	—	(3)	—	—	(3)	—	(3)
Net income (loss)	—	—	—	27,681	—	—	27,681	(2,411)	25,270
Balance—December 31, 2018	75,375,341	$396	$506,169	$(195,155)	$(9,822)	$(1,832)	$299,756	$4,533	$304,289

The accompanying notes are an integral part of these consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$25,270	$(14,345)	$(85,482)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	148,541	152,926	149,963
Depreciation and amortization	7,802	9,951	9,462
Amortization of debt issuance costs	6,656	3,806	4,538
Stock-based compensation	11,819	12,515	15,915
Amortization of net deferred origination costs	57,486	48,219	36,040
Changes in servicing rights, at fair value	290	2,097	4,997
Gain on sales of loans	—	(2,485)	(14,411)
Unfunded loan commitment reserve	1,438	535	(307)
Gain on extinguishment of debt	—	(312)	(1,372)
Gain on lease termination	(1,481)	—	—
Loss on disposal of fixed assets	5,737	—	—
Changes in operating assets and liabilities:
Other assets	(4,972)	4,768	(1,942)
Accounts payable	1,535	(2,597)	2,570
Interest payable	119	208	1,365
Accrued expenses and other liabilities	3,541	(6,206)	5,580
Originations of loans held for sale	—	(49,813)	(304,258)
Capitalized net deferred origination costs of loans held for sale	—	(1,667)	(10,269)
Proceeds from sale of loans held for sale	—	51,463	314,627
Principal repayments of loans held for sale	—	1,135	7,235
Net cash provided by operating activities	263,781	210,198	134,251
Cash flows from investing activities
Purchases of property, equipment and software	(1,058)	(1,340)	(6,640)
Capitalized internal-use software	(5,385)	(2,919)	(4,645)
Originations of term loans and lines of credit, excluding rollovers into new originations	(2,115,800)	(1,758,600)	(1,826,085)
Proceeds from sale of loans held for investment	—	24,826	75,787
Payments of net deferred origination costs	(64,628)	(44,778)	(47,082)
Principal repayments of term loans and lines of credit	1,788,031	1,639,117	1,232,272
Purchase of loans	(801)	(13,840)	(6,671)
Other	—	—	(201)
Net cash used in investing activities	(399,641)	(157,534)	(583,265)
Cash flows from financing activities
Investments by noncontrolling interests	3,400	3,443	—
Purchase of treasury shares	(1,857)	(1,268)	(855)
Proceeds from exercise of stock options and warrants	78	454	197
Purchase of interest rate cap	(1,725)	—	—
Issuance of common stock under employee stock purchase plan	1,435	1,838	2,606

	Year Ended December 31,
	2018	2017	2016
Proceeds from the issuance of debt	759,171	211,781	777,743
Payments of debt issuance costs	(6,034)	(4,108)	(6,281)
Repayments of debt principal	(632,744)	(273,679)	(398,682)
Distribution to noncontrolling interest	—	(957)	—
Net cash provided by (used in) financing activities	121,724	(62,496)	374,728
Effect of exchange rate changes on cash and cash equivalents	(3,050)	670	(13)
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,186)	(9,162)	(74,299)
Cash, cash equivalents, and restricted cash at beginning of year	114,824	123,986	198,285
Cash, cash equivalents, and restricted cash at end of year	$97,638	$114,824	$123,986

Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$59,859	$71,362	$79,554
Restricted cash	37,779	43,462	44,432
Total cash, cash equivalents and restricted cash	$97,638	$114,824	$123,986

Supplemental disclosure of other cash flow information
Cash paid for interest	$42,208	$41,918	$24,778
Supplemental disclosures of non-cash investing and financing activities
Loans transferred from loans held for sale to loans held for investment	$—	$—	$884
Stock-based compensation included in capitalized internal-use software	$243	$175	$1,470
Unpaid principal balance of term loans rolled into new originations	$368,385	$306,250	$273,453

The accompanying notes are an integral part of these consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Organization
On Deck Capital, Inc.’s principal activity is providing financing to small businesses located throughout the United States as well as Canada and Australia, through term loans and lines of credit. We use technology and analytics to aggregate data about a business and then quickly and efficiently analyze the creditworthiness of the business using our proprietary credit-scoring model. We originate most of the loans in our portfolio and also purchase loans from an issuing bank partner. We subsequently transfer most of our loan volume into one of our wholly-owned subsidiaries or to a lesser extent sell them through OnDeck Marketplace®.
In October 2018, we announced the launch of ODX, a wholly-owned subsidiary that will focus on helping banks digitize their small business lending process. ODX offers a combination of software, analytic insights, and professional services that allow banks to bring their small business lending process online.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We prepare our consolidated financial statements and footnotes in accordance with accounting principles generally accepted in the United States of America, or GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC. All intercompany transactions and accounts have been eliminated in consolidation. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. Prior to December 31, 2018, we distinguished between debt facilities used to fund our lending activities, which we referred to as funding debt, and debt facilities used to fund our operating expenditures, which we referred to as corporate debt. We adopted the current presentation which combines the two into a single line item referred to as debt because we believe it better represents our funding profile. Additionally, we now present interest expense on all debt as interest expense on the consolidated statement of operations and comprehensive income. We had previously referred to interest expenses related to our lending activities as funding costs while interest expense on our corporate debt was presented in other income/(expense) on our consolidated statement of operations and comprehensive income. When used in these notes to consolidated financial statements, the terms "we," "us," "our" or similar terms refers to On Deck Capital, Inc. and its consolidated subsidiaries.
In 2015, we acquired a 55% interest in On Deck Capital Australia PTY LTD, or OnDeck Australia, with the remaining 45% owned by unrelated third parties. Additionally, in 2015, we acquired a 67% interest in an entity with the remaining 33% owned by an unrelated third party strategic partner for the purpose of providing small business loans to customers of the third party. In 2017, we ceased the operations of this entity. We consolidate the financial position and results of operations of these entities. The noncontrolling interest, which is presented as a separate component of our consolidated equity, represents the minority owners' proportionate share of the equity of the jointly owned entities. The noncontrolling interest is adjusted for the minority owners' share of the earnings, losses, investments and distributions.
Segment Reporting
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. Based upon the way our CODM reviews financial information and makes operating decisions and considering that our CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance, our operations constitute a single operating segment and one reportable segment. Substantially all revenue was generated and all assets were held in the United States during the years ended December 31, 2018, 2017 and 2016.
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
Cash and Cash Equivalents
Cash and cash equivalents include checking, savings and other short term interest bearing products. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.
Restricted Cash
Restricted cash represents funds held in accounts as reserves on certain debt facilities and as collateral for issuing bank partner transactions. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements.
Loans Held for Investment and Loans Held for Sale
Loans Held for Investment
Loans held for investment consist of term loans and lines of credit that require daily or weekly repayments. We have both the ability and intent to hold these loans to maturity. When we originate a term loan, the borrower grants us a security interest in its assets which we may perfect by publicly filing a financing statement. Loans held for investment are carried at amortized cost, reduced by a valuation allowance for loan losses estimated as of the balance sheet date. In accordance with ASC Subtopic 310-20, Nonrefundable Fees and Other Costs, the amortized cost of a loan is equal to the unpaid principal balance, plus net deferred origination costs. Net deferred origination costs are comprised of certain direct origination costs, net of all loan origination fees received. Loan origination fees include fees charged to the borrower related to origination that increase the return on the loan yield. Loan origination costs are limited to direct costs attributable to originating a loan, including commissions and personnel costs directly related to the time spent by those individuals performing activities related to loan origination. Direct origination costs in excess of loan origination fees received are included in the loan balance and for term loans are amortized over the life of the term loan using the effective interest method, while for lines of credit they are amortized using the straight-line method over 6 months.
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
Loans Held for Sale
OnDeck Marketplace® is our proprietary whole loan sale platform whereby we can sell certain term loans to third-party institutional investors and retain the related servicing rights. We sell these whole loans to purchasers in exchange for a cash payment. A loan is initially classified as held for sale when the whole loan is identified for sale and a plan exists for the sale. A loan that is initially designated as held for sale or held for investment may be reclassified when our intent for that loan changes. When a loan held for sale is reclassified to held for investment, the loan is recorded at amortized cost and a provision for loan loss is recorded. When a loan held for investment is reclassified to held for sale, any allowance for loan loss related to that loan is released. Loans held for sale, inclusive of net deferred origination costs, are recorded at the lower of amortized cost or fair value until the loans are sold or reclassified. To determine the fair value of loans held for sale we utilize industry-standard modeling, such as discounted cash flow models, to arrive at an estimate of fair value and may utilize third-party service providers to assist in the valuation process.
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
Liability for Unfunded Loan Commitments and Off-Balance Sheet Credit Exposures
For our lines of credit, we estimate probable losses on unfunded loan commitments similarly to the ALLL process and include the calculated amount in accrued expenses and other liabilities. We believe the liability for unfunded loan commitments is sufficient to absorb estimated probable losses related to these unfunded credit commitments. The determination of the adequacy of the accrual is based on evaluations of the unfunded credit commitments, including an assessment of the probability of commitment usage, credit risk factors for lines of credit outstanding to these customers and the terms and expiration dates of the unfunded credit commitments.
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
A loan is charged off when we determine it is probable that we will be unable to collect all of the remaining principal payments, which is generally after 90 days of delinquency and 30 days of non-activity.
Deferred Debt Issuance Costs and Debt
We borrow from various lenders to finance our lending activities and general corporate operations. Costs incurred in connection with financings, such as banker fees, origination fees and legal fees, are classified as deferred debt issuance costs. We capitalize these costs and amortize them over the expected life of the related financing agreements. The related fees are expensed immediately upon early extinguishment of the debt. In a debt modification, the initial issuance costs and any additional fees incurred as a result of the modification are deferred over the term of the modified agreement. Deferred debt issuance costs are amortized using the effective interest method for term debt and the straight-line method for revolving lines of credit. Interest expense and the amortization of deferred debt issuance costs incurred on debt used to fund loan originations are presented as interest expense in our consolidated statements of operations. Deferred debt issuance costs are presented as a reduction of debt in accordance with ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

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
For the years ended December 31, 2018, 2017 and 2016, all sales met the requirements for sale treatment in accordance with ASC Topic 860, Transfers and Servicing. We record the gain or loss on the sale of a loan at the sale date in an amount equal to the proceeds received, adjusted for initial recognition of servicing assets or liabilities obtained at the date of sale, less outstanding principal and net deferred origination costs. A change in inputs or assumptions used in the valuation model related to servicing assets or liabilities is recognized as a component of gain on sales of loans.
Other Revenue
Other revenue includes fees generated by ODX, marketing fees earned from our issuing bank partner, monthly fees charged to customers for our line of credit, referral fees from other lenders, servicing revenue related to loans serviced for others, and fair value adjustments to servicing rights, which are recognized as the related services are provided.
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
Performance-Based Restricted Stock Units
In 2016 and 2018, the Compensation Committee of the Board of Directors approved performance-based compensation awards to certain members of executive management and other key personnel. The performance-based compensation awards consist of performance-based restricted stock units, or PRSUs, to be settled solely in shares of our common stock, as well as performance units, to be settled solely in cash. The value of the awards is based on achieving a target performance level established by the Compensation Committee and the award value may increase or decrease based on actual performance relative to the target level. The compensation expense related to the PRSUs and performance units will be recorded on a straight-line basis with the expense being adjusted prospectively as our estimate of the expected performance is reassessed each reporting period.
Advertising Costs
Advertising costs are expensed as incurred and are included within sales and marketing in our consolidated statements of operations. For the years ended December 31, 2018, 2017 and 2016, advertising costs totaled $11.3 million, $15.0 million and $20.1 million, respectively.
Foreign Currency
In accordance with ASC 830, Foreign Currency Matters, we have determined the functional currency of our subsidiary, OnDeck Australia, is the Australian dollar. During the fourth quarter of December 31, 2018, the Canadian dollar became the functional currency for our Canadian subsidiary. We translate the financial statements of these subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average exchange rates for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders' equity. As of December 31, 2018 and 2017, we recorded a translation loss of $1.3 million and a gain of $0.3 million, respectively. For the years ended December 31, 2018, 2017, and 2016, the remeasurement of transactions designated in currencies other than our functional currency resulted in a loss of $1.4 million, a gain of $1.6 million, and a gain of $0.2 million respectively, and was recorded within general and administrative expenses in our consolidated statements of operations.
Income Taxes
In accordance with ASC 740, Income Taxes, we recognized deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.
Uncertain tax positions are recognized only when we believe it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. We recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. We did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2018 and 2017.
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
Fair Value Measurement
In accordance with ASC 820, Fair Value Measurement, we use a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-

recurring basis, in periods subsequent to their initial measurement. The hierarchy requires us to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. The three tiers are defined as follows:
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
Basic and Diluted Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to On Deck Capital, Inc. common stockholders by the weighted-average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities.
Diluted net income (loss) per common share includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” or “if converted” methods, as applicable. Diluted net income (loss) per common share is computed by using the weighted-average number of common shares outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, warrants and unvested restricted stock. For the year ended December 31, 2018 our basic net income per common share was $0.37 and our diluted net income per common share was $0.35. Due to net losses for the years ended December 31, 2017 and 2016, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities was anti-dilutive.
Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue Recognition, which creates ASC 606, Revenue from Contracts with Customers, and supersedes ASC 605, Revenue Recognition. ASC 606 requires revenue to be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services and also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows from customer contracts. We adopted the new guidance effective January 1, 2018 and applied the modified retrospective method of adoption. Revenue generated in accordance with ASC 310, Receivables, and ASC 860, Transfers and Servicing, is explicitly excluded from the scope of ASC 606. Accordingly, our interest income, gains on loan sales and loan servicing income were not effected by the adoption of ASC 606. Marketing fees from our issuing bank partner are within the scope of ASC 606. The adoption of ASC 606 did not have a material effect and we did not record a cumulative effect at the date of initial application.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. We adopted the requirements of the new standard effective January 1, 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows.  ASU 2016-18 clarifies that transfers between cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are not part of the entity’s operating, investing, and financing activities, and details of those transfers should not be reported as cash flow activities in the statement of cash flows. It requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new standard effective January 1, 2018 using the retrospective transition method for each period presented and no longer present restricted cash as a reconciling item in our consolidated statement of cash flows. For the years ended December 31, 2017 and 2016, the net cash used to fund our investing activities increased $1 million and decreased $6 million, respectively. The net decrease in cash and cash equivalents of $8.2 million as of December 31, 2017 and $80.3 million as of December 31, 2016, became a net decrease in cash, cash equivalents and restricted cash of $9.2 million and $74.3 million, respectively.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018. We elected to early adopt this ASU in fiscal 2018. See Note 12 for a discussion of our derivatives.
Recent Accounting Pronouncements Not Yet Adopted as of December 31, 2018
In February 2016, the FASB issued ASU 2016-02, Leases, which creates ASC 842, Leases, and supersedes ASC 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The new standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU provides a prospective transition option that would not require earlier periods to be restated upon adoption. Most of our operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the standard that will result in an offsetting increase in assets and liabilities on the Consolidated Balance Sheet of approximately $38 million. We do not expect the standard to impact our future results of operations or cash flows. The Company will adopt the standard in the first quarter of 2019 and apply the standard prospectively as of the adoption date. We expect to elect the package of practical expedients afforded under the standard which permit an entity not to: (i) reassess whether existing or expired contracts are or contain a lease, (ii) reassess the lease classification, and (iii) reassess any initial direct costs for any existing leases.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements for fair value measurements under ASC 820, Fair Value Measurement. The new guidance will be effective for annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact the new standard may have on our disclosures, but we do not expect it to have a material impact.

3. Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per common share is calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net Income (loss)	$25,270	$(14,345)	$(85,482)
Less: Net income (loss) attributable to noncontrolling interest	(2,411)	(2,811)	(2,524)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$27,681	$(11,534)	$(82,958)
Denominator:
Weighted-average common shares outstanding, basic	74,561,019	72,890,313	70,934,937
Net income (loss) per common share, basic	$0.37	$(0.16)	$(1.17)
Effect of dilutive securities	3,988,921	—	—
Weighted-average common shares outstanding, diluted	78,549,940	72,890,313	70,934,937
Net income (loss) per common share, diluted	$0.35	$(0.16)	$(1.17)
Anti-dilutive securities excluded	5,423,547	11,410,980	15,580,272

The difference between basic and diluted net income per common share has been calculated using the Treasury Stock Method based on the assumed exercise of outstanding stock options, the vesting of restricted stock awards, and the issuance of stock under our employee stock purchase plan. For the twelve months ended December 31, 2017 and 2016 the effects of potentially dilutive items were anti-dilutive given our net losses. The following common share equivalent securities have been included in the calculation of dilutive weighted-average common shares outstanding:

	Year Ended December 31,
Dilutive Common Share Equivalents	2018	2017	2016
Weighted-average common shares outstanding	74,561,019	72,890,313	70,934,937
Restricted stock units	1,145,311	—	—
Stock options	2,843,610	—	—
Total dilutive common share equivalents	78,549,940	72,890,313	70,934,937
The following common share equivalent securities were excluded from the calculation of diluted net income per share attributable to common stockholders. Their effect would have been antidilutive for the twelve months ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
Anti-Dilutive Common Share Equivalents
Warrants to purchase common stock	22,000	22,000	22,000
Restricted stock units	702,024	3,342,640	3,888,768
Stock options	4,525,996	7,918,853	11,426,296
Employee stock purchase plan	173,527	127,487	243,208
Total anti-dilutive common share equivalents	5,423,547	11,410,980	15,580,272
The weighted-average exercise price for warrants to purchase 22,000 shares of common stock was $14.50 as of December 31, 2018. For the year ended December 31, 2017 a warrant to purchase 1,985,846 shares of common stock was excluded from anti-dilutive common share equivalents as performance conditions had not been met. That warrant expired unexercised in 2018.

4. Interest Income
Interest income was comprised of the following components for the years ended December 31 (in thousands):

	2018	2017	2016
Interest on unpaid principal balance	$440,753	$382,983	$300,713
Amortization of net deferred origination costs	(57,414)	(48,540)	(36,040)
Interest income on loans, net	383,339	334,443	264,673
Interest on deposits	240	132	171
Total interest income	$383,579	$334,575	$264,844
5. Loans Held for Investment and Allowance for Loan Losses
Loans Held for Investment and Allowance for Loan Losses
Loans held for investment consisted of the following as of December 31 (in thousands):

	2018	2017
Term loans	$956,755	$804,227
Lines of credit	188,199	132,012
Total unpaid principal balance	1,144,954	936,239
Net deferred origination costs	24,203	16,557
Total loans held for investment	$1,169,157	$952,796
During the twelve months ended December 31, 2018 and 2017, we paid $0.8 million and $13.8 million, respectively to purchase term loans that we previously sold to a third party.
We include both loans we originate and loans funded by our issuing bank partners and later purchased by us as part of our originations. During the years ended December 31, 2018, 2017 and 2016 we purchased loans from our issuing bank partner in the amount of $470.5 million, $523.0 million and $534.1 million, respectively.
The change in the allowance for loan losses for the years ended December 31, consisted of the following (in thousands):

	2018	2017	2016
Balance at January 1	$109,015	$110,162	$53,311
Recoveries of loans previously charged off	13,179	17,199	7,270
Loans charged off	(130,695)	(171,272)	(100,382)
Provision for loan losses	148,541	152,926	149,963
Allowance for loan losses at December 31	$140,040	$109,015	$110,162
When loans are charged off, we typically continue to attempt to recover amounts from the respective borrowers and guarantors, including, when we deem it appropriate, through formal legal action. Alternatively, we may sell previously charged-off loans to a third-party debt collector.  The proceeds from these sales are recorded as a component of the recoveries of loans previously charged off. For the twelve months ended December 31, 2018, 2017 and 2016, previously charged-off loans sold accounted for $1.0 million, $8.3 million and $4.4 million, respectively, of recoveries of loans previously charged off.
As of December 31, 2018 and December 31, 2017, our off-balance sheet credit exposure related to the undrawn line of credit balances was $264.2 million and $204.6 million, respectively. The related reserve on unfunded loan commitments was $5.9 million and $4.4 million as of December 31, 2018 and December 31, 2017, respectively. Net adjustments to the liability for unfunded loan commitments are included in general and administrative expense.
The following table contains information, on a combined basis, regarding the unpaid principal balance of loans we originated and the amortized cost of loans purchased from third parties other than our issuing bank partner related to non-delinquent, paying and non-paying delinquent loans as of December 31 (in thousands):

	2018	2017
Current loans	$1,031,449	$850,060
Delinquent: paying (accrual status)	54,427	49,252
Delinquent: non-paying (non-accrual status)	59,078	36,927
Total	$1,144,954	$936,239
The portion of the allowance for loan losses attributable to current loans was $125.5 million and $74.0 million as of December 31, 2018 and December 31, 2017, respectively, while the portion of the allowance for loan losses attributable to delinquent loans was $14.5 million and $35.0 million as of December 31, 2018 and December 31, 2017, respectively.
The following table shows an aging analysis of the unpaid principal balance related to loans held for investment by delinquency status as of December 31 (in thousands):

	2018	2017
By delinquency status:
Current loans	$1,031,449	$850,060
1-14 calendar days past due	27,655	23,611
15-29 calendar days past due	14,665	12,528
30-59 calendar days past due	21,470	22,059
60-89 calendar days past due	19,031	12,809
90 + calendar days past due	30,684	15,172
Total unpaid principal balance	$1,144,954	$936,239

6. Servicing Rights
As of December 31, 2018 and 2017, we serviced term loans we sold with a remaining unpaid principal balance of $160.0 million and $181.0 million, respectively. No loans were sold during the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, we sold through OnDeck Marketplace loans with an unpaid principal balance of $72.5 million and $368.3 million, respectively.
For the years ended December 31, 2018, 2017 and 2016, we earned $0.8 million, $1.1 million and $1.2 million of servicing revenue, respectively.
The following table summarizes the activity related to the fair value of our servicing assets for the year ended December 31 (in thousands):

	2018	2017
Fair value at the beginning of period	$154	$1,131
Addition:
Servicing resulting from transfers of financial assets	140	1,120
Changes in fair value:
Other changes in fair value (1)	(290)	(2,097)
Fair value at the end of period (Level 3)	$4	$154
  ___________
(1) Represents changes due to collection of expected cash flows through December 31, 2018 and 2017.

7. Property, Equipment and Software, net
Property, equipment and software, net, consisted of the following as of December 31 (in thousands):

	Estimated Useful Life	2018	2017
Computer/office equipment	36 months	$15,107	$15,419
Capitalized internal-use software	36 months	30,412	24,784
Leasehold improvements	Life of lease	11,761	18,336
Total property, equipment and software, at cost		57,280	58,539
Less accumulated depreciation and amortization		(40,580)	(34,967)
Property, equipment and software, net		$16,700	$23,572
Amortization expense on capitalized internal-use software costs was $4.4 million, $4.9 million and $4.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included as a component of technology and analytics in our consolidated statements of operations.
8. Debt
The following table summarizes our outstanding debt as of December 31, 2018 and December 31, 2017 (in thousands):

				Outstanding
	Type	Maturity Date		Weighted Average Interest Rate at December 31, 2018	December 31, 2018	December 31, 2017
Debt:
ODAST II Series 2018-1	Securitization	April 2022	(1)	3.8%	$225,000	$—
ODAST II Series 2016-1	Securitization	May 2020	(2)	N/A	—	250,000
ODART	Revolving	March 2019		5.1%	117,664	102,058
RAOD	Revolving	September 2021	(3)	4.7%	113,631	86,478
ODAC	Revolving	May 2019	(4)	N/A	—	62,350
ODAF	Revolving	February 2020	(4)	N/A	—	75,000
ODAF II	Revolving	August 2022	(5)	5.3%	109,568	—
PORT II	Revolving	March 2019		5.0%	108,816	63,851
LAOD	Revolving	October 2022	(6)	4.3%	100,000	—
Corporate Debt	Revolving	January 2019	(7)	6.8%	—	8,000
Other Agreements	Various	Various	(8)	6.0%	47,318	50,706
				4.7%	821,997	698,443
Deferred debt issuance cost					(5,766)	(6,189)
Total Debt					$816,231	$692,254

(1)	The period during which new borrowings may be made under this debt facility expires in March 2020.

(2)
In April 2018, we issued $225 million of debt in a new ODAST II securitization transaction (Series 2018-1) and the net proceeds were used, together with other available funds, to voluntarily prepay in full all $250 million of the prior Series 2016-1 Notes.

(3)	The period during which new borrowings of Class A revolving loans may be made under this debt facility expires in December 2020.
The $19.7 million of Class B borrowing capacity matures in December 2019.

(4)	This debt facility was voluntarily repaid in full and terminated in August 2018.

(5)	The period during which new borrowings may be made under this debt facility expires in August 2021.

(6)	The period during which new borrowings may be made under this debt facility expires in April 2022.

(7)
In January 2019, we voluntarily prepaid in full and terminated the Square 1 Agreement which had a $30 million borrowing capacity. In January 2019 we established a new revolving debt facility with a commitment amount of $85 million and an interest rate of 1-month LIBOR plus 3.0% and a final maturity date of January 2021, see Note 15, "Subsequent Events" of Notes to Consolidated Financial Statements for additional information.

(8)	Maturity dates range from January 2020 through June 2021.

Certain of our loans held for investment are pledged as collateral for borrowings in our funding debt facilities. These loans totaled $1.0 billion and $852.3 million as of December 31, 2018 and 2017, respectively. Our corporate debt facility is collateralized by substantially all of our assets.
During the three years ended December 31, 2018, the following significant activity took place related to our debt facilities:
RAOD Agreement
On February 26, 2016, the RAOD Agreement was amended to increase the borrowing capacity from $50 million to $100 million. On May 25, 2017, we renewed the RAOD facility with amended terms which provided for an extension of the revolving commitment period from May 2017 to November 2018; a decrease in the interest rate to LIBOR plus 2.5% from LIBOR plus 3.0%; and various technical, definitional, conforming and other changes. On December 15, 2017, we renewed the RAOD facility with amended terms which provided for the addition of a Class B revolving loan commitment of $19.7 million. On November 19, 2018, the RAOD Agreement was amended to extend the revolving commitment period to December 31, 2018. On December 17, 2018, we again renewed the RAOD facility with amended terms which provided for an extension of the revolving commitment period to December 17, 2020; an extension of the maturity in respect of the $100 million Class A revolving loans to no later than September 17, 2021; an extension of the maturity in respect of the $19.7 million Class B revolving loans to December 17, 2019; a decrease in the weighted average variable interest rate to 1 month LIBOR plus 2.45%; and various technical, definitional, conforming and other changes.

ODAC Agreement
On April 28, 2016, we amended the ODAC Agreement to increase the revolving commitment from an aggregate amount of $50 million to $75 million, increase the interest rate from LIBOR plus 8.25% to LIBOR plus 9.25%, increase in the borrowing base advance rate from 70% to 75% and make certain other related changes. On May 4, 2017, we renewed the ODAC facility with amended terms, which provided for an increase in the revolving commitments from $75 million to $100 million and an extension of the revolving commitment period from May 2017 to May 2019. The interest rate decreased to LIBOR (minimum of 0.75%) + 7.25% from LIBOR (minimum of 0.0%) + 9.25% and the advance rate increased from 75% to 85%. On August 8, 2018, our wholly-owned subsidiary, On Deck Asset Company, LLC, optionally prepaid in full and terminated the ODAC Agreement.
ODAST II Agreement
On May 17, 2016, we, through a wholly-owned subsidiary, OnDeck Asset Securitization Trust II LLC, or ODAST II, entered into a $250 million asset-backed securitization facility with Deutsche Bank Trust Company Americas, as indenture trustee. The notes under the facility were issued in two classes; Class A in the amount of $211.5 million and Class B in the amount of $38.5 million (collectively, the “2016-1 Notes”). The Class A and Class B notes bear interest at a fixed rate of 4.21% and 7.63%, respectively. Interest only payments began in June 2016 and were payable monthly through May 2018. Beginning June 2018, monthly payments would have consisted of both principal and interest with a final maturity of May 2020. Concurrent with the closing of the ODAST II 2016-1 Notes securitization, we voluntarily prepaid in full $175 million of funding debt outstanding from our prior asset-backed securitization transaction, or the ODAST Agreement.
On April 17, 2018, ODAST II issued $225 million in initial principal amount of fixed-rate asset backed offered notes in a securitization transaction (the “Offered 2018-1 Notes”) and concurrent with such issuance, ODAST II voluntarily prepaid in full the 2016-1 Notes. The notes were issued in four classes. The Offered 2018-1 Notes were issued in four classes; Class A in the amount of $177.5 million, Class B in the amount of $15.5 million, Class C in the amount of $20.0 million and Class D in the amount of $12.0 million. The Offered 2018-1 Notes bear interest at a fixed rate of 3.50%, 4.02%, 4.52% and 5.85% for the Class A, Class B, Class C and Class D, respectively. Interest only payments began in May 2018 and are payable monthly through April 2020. Beginning May 2020, monthly payments will consist of both principal and interest with a final maturity of April 2022.

ODART Agreement
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
On March 20, 2017, we entered into an amendment and restatement of the ODART Agreement which provided for a $50 million increase in the maximum amount of the Class A revolving loans and an increase up to $1.8 million in the maximum amount of the Class B revolving loans, thereby increasing the total facility size up to $214.1 million, an extension of the revolving commitment period during which ODART may utilize funding capacity under the Deutsche Bank Facility to March 20, 2019, a borrowing base advance rate for the Class A revolving loans of 85% and a borrowing base advance rate for the Class B revolving loans of 91%; and various technical, definitional, conforming and other changes. Subsequent to December 31, 2018, we entered into an amendment to the ODART Agreement to convert the $14.1 million of Class B revolving loans from uncommitted loans to committed loans.
ODAF Agreement
On August 19, 2016, we, through a wholly-owned subsidiary, entered into a $100 million asset-backed revolving debt facility, or the ODAF Agreement with an interest of LIBOR plus 7.25%, a borrowing base advance rate of up to 80% and a maturity date in August 2019. On February 14, 2017, we entered into an amendment of the ODAF I Agreement which provided for an increase in the Lenders' revolving commitment from an aggregate amount of $100 million to $150 million, the extension of the revolving commitment termination date by approximately six months to February 14, 2019, and various technical, definitional, conforming and other changes. On August 14, 2018, our wholly-owned subsidiary, OnDeck Asset Funding I LLC, voluntarily prepaid in full and terminated the ODAF Agreement.
ODAF II Agreement
On August 8, 2018, our wholly-owned subsidiary, OnDeck Asset Funding II LLC, established a new asset-backed revolving debt facility with a commitment amount of $175 million, a borrowing base advance rate of up to 87.5% and an interest rate of 1-month LIBOR +3.0%. The period during which new borrowings may be made under this facility expires on August 6, 2021 and the final maturity date is August 8, 2022. Concurrent with closing this facility, the Company optionally prepaid in full and terminated the ODAC Facility.
PORT II Agreement
On December 8, 2016, we, through a wholly-owned subsidiary, entered into a $200 million (consisting of $125 million Class A commitments, with the Class A Lenders having the ability to, in their sole discretion and on an uncommitted basis, make additional Class A loans of up to $75 million) asset-backed revolving debt facility, or the PORT II Agreement. The commitment bears interest at a specified base rate, generally the daily CP rate, plus 2.25% (Class A), has a borrowing base advance rate of 83% and matures in December 2018. Concurrent with the closing of the PORT II revolving debt facility, we voluntarily prepaid in full funding debt outstanding from another asset-backed revolving debt facility, the previous PORT Agreement. On November 19, 2018 we amended the PORT II Agreement to extend the revolving commitment period to March 8, 2019.
LAOD Agreement
On April 13, 2018, our wholly-owned subsidiary, Loan Assets of OnDeck, LLC, established a new asset-backed revolving debt facility with a commitment amount of $100 million, a borrowing base advance rate of 84.5% and an interest rate of 1-month LIBOR +2.0%. The period during which new borrowings may be made under this facility expires on April 13, 2022 and the final maturity date is October 13, 2022. On February 8, 2019, we entered into an amendment which increased the revolving commitment amount by $50 million and reduced the interest rate margin over 1 Month LIBOR by 0.25%, as well as made various technical, definitional, conforming and other changes. See Note 15, "Subsequent Events" of Notes to Consolidated Financial Statements for additional information.
Square 1 Agreement
In November 2016 we amended the Square 1 Agreement to increase the revolving commitment from an aggregate amount of $20 million to $30 million while also extending the maturity from October 2016 to October 2018. On October 4, 2018, we further amended the Square 1 Agreement to extend the maturity date of the facility to January 2019 and make various technical, definitional, conforming and other changes. In January 2019, we voluntarily prepaid in full and terminated the Square 1 Agreement. In January 2019 we established a new revolving debt facility with a commitment amount of $85 million and an interest rate of 1-month LIBOR plus 3.0%, see Note 15, "Subsequent Events" of Notes to Consolidated Financial Statements for additional information.

As of December 31, 2018, future maturities of our outstanding debt were as follows (in thousands):

2019	$243,730
2020	108,760
2021	221,259
2022	248,248
Thereafter	—
Total	$821,997
9. Income Taxes
Our financial statements include a total income tax expense of $0 on net income (loss) of $25.3 million, $(14.3) million and $(85.5) million for the years ended December 31, 2018, 2017 and 2016, respectively. A reconciliation of the difference between the provision for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31:

	2018	2017	2016
Federal statutory rate	21.0%	34.0%	34.0%
Effect of:
Change in valuation allowance	(21.4)%	(34.5)%	(36.5)%
Federal effect of change in state and local tax valuation allowance	0.4%	0.5%	2.5%
Income tax provision effective rate	—%	—%	—%

The significant components of our deferred tax asset were as follows as of December 31 (in thousands):

	2018	2017
Deferred tax assets relating to:
Net operating loss carryforwards	$4,104	$20,476
Loan loss reserve	33,691	27,186
Deferred compensation	5,839	—
Imputed interest income	415	424
Deferred rent	1,207	1,892
Unrealized loss	545	—
Miscellaneous items	613	45
Total gross deferred tax assets	46,414	50,023
Deferred tax liabilities:
Property, equipment and software	3,151	8,154
Origination costs	5,685	4,078
Miscellaneous items	—	40
Total gross deferred tax liabilities	8,836	12,272
Net deferred tax asset	37,578	37,751
Less: valuation allowance	(37,578)	(37,751)
Net deferred tax asset less valuation allowance	$—	$—
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and planned tax strategies in making this assessment. After considering these factors, including the significance of our historical losses, we can not conclude that it is more likely than not that we will realize the benefits of these deductible differences in the future. Therefore, we have recorded a full valuation allowance on our net deferred tax asset.
Deductions that are not deemed more likely than not to withstand examination by a taxing authority are considered to be "uncertain tax positions" as defined in ASC 740 Income Taxes. Prior to January 1, 2016, we had not recognized any uncertain tax positions. We previously claimed deductions on our U.S. federal tax return for certain expenses related to our initial public offering that were validated at the level of substantial authority, but did not exceed the "more likely than not" threshold. We estimate the tax-effected exposure of these deductions to be approximately $2.2 million. These deductions did not result in any change to our prior year tax payable or our provision for income taxes as they only increased our deferred tax asset as well as the corresponding valuation allowance.
Our net operating loss carryforwards for federal income tax purposes were approximately $3.7 million, $69.6 million and $75.7 million at December 31, 2018, 2017 and 2016, respectively, and if not utilized, will expire at various dates beginning in 2027. State post-apportionment net operating loss carryforwards were $14.9 million, $36.7 million and $68.9 million at December 31, 2018, 2017 and 2016, respectively. Net operating loss carryforwards and tax credit carryforwards reflected above may be limited due to historical and future ownership changes.
Recently Enacted Tax Reform Bill
 On December 22, 2017, the Tax Cuts and Jobs Act, or Tax Act, was signed into U.S. law and included numerous provisions that significantly revise existing tax law. The Tax Act introduces changes, including the reduction of the corporate income statutory tax rate from 35% to 21% for tax years beginning after December 31, 2017, an increase in bonus depreciation and the deductibility of certain depreciable assets, limitations on the deductibility of net interest expense, changes to net operating loss carryover and carryback rules, the transition of U.S international taxation from a worldwide tax system to a territorial system, and reductions in the amount of executive pay that could qualify as a tax deduction. Other than impacting the value of our deferred tax assets, deferred tax liabilities, valuation allowance, minor changes to our future temporary differences and changes to our future taxes payable due to the lowered tax rates, the impact of the new Tax Act was not material to our core financial statements.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB 118, to assist registrants in accounting for the tax effects of the Tax Act specifically when an accounting analysis of the Tax Act is incomplete for registrant's financial statements for the reporting period in which the Tax Act became law. SAB 118 permits us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with SAB 118, we have been able to reasonably estimate the effect the change in the corporate tax rate will have on our deferred tax asset. At December 31, 2018, we have completed our accounting for the tax effects of the Tax Act with no material change to the estimate recorded at December 31, 2017.
10. Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
We evaluate our financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. Due to the lack of transparency and quantity of transactions related to trades of servicing rights of comparable loans, we utilize an income valuation technique to estimate fair value. We utilize industry-standard modeling, such as discounted cash flow models, to arrive at an estimate of fair value and may utilize third-party service providers to assist in the valuation process. This determination requires significant judgments to be made. Our interest rate cap is reported at fair value utilizing Level 2 inputs. The fair value is determined using third party valuations that are based on discounted cash flow analysis using observed market inputs.
The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31 (in thousands):

	2018
	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$4	$4
Interest rate cap	—	1,253	—	1,253
Total assets	$—	$1,253	$4	$1,257

	2017
	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$154	$154
Total assets	$—	$—	$154	$154
There were no transfers between levels for the year ended December 31, 2018 or December 31, 2017.
The following tables presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurement as of December 31:

	December 31, 2018
	Unobservable input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service(1)	0.04%	0.13%	0.13%
	Renewal rate	41.06%	51.83%	46.46%
	Default rate	10.63%	10.92%	10.78%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance.

	December 31, 2017
	Unobservable input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Cost of service(1)	0.04%	0.13%	0.12%
	Renewal rate	41.06%	51.83%	49.59%
	Default rate	10.63%	10.92%	10.70%
(1) Estimated cost of servicing a loan as a percentage of unpaid principal balance.
Changes in certain of the unobservable inputs noted above may have a significant impact on the fair value of our servicing asset. The following table summarizes the effect adverse changes in estimate would have on the fair value of the servicing asset as of December 31, 2018 and December 31, 2017 given a hypothetical changes in default rate and cost to service (in thousands):

	December 31, 2018	December 31, 2017
	Servicing Assets
Default rate assumption:
Default rate increase of 25%	$(1)	$(40)
Default rate increase of 50%	$(2)	$(76)
Cost to service assumption:
Cost to service increase by 25%	$(2)	$(63)
Cost to service increase by 50%	$(4)	$(126)
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

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment, net	$1,029,117	$1,155,464	$—	$—	$1,155,464
Total assets	$1,029,117	$1,155,464	$—	$—	$1,155,464

Liabilities:
Fixed-rate debt	$232,972	$226,965	$—	$—	$226,965
Total fixed-rate debt	$232,972	$226,965	$—	$—	$226,965

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment, net	$843,781	$932,343	$—	$—	$932,343
Total assets	$843,781	$932,343	$—	$—	$932,343

Liabilities:
Fixed-rate debt	$300,706	$293,512	$—	$—	$293,512
Total fixed-rate debt	$300,706	$293,512	$—	$—	$293,512
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
Options
The following table summarizes the assumptions used for estimating the fair value of stock options granted under our equity plans for the years ended December 31:

	2018	2017	2016
Risk-free interest rate	2.82% - 3.13%	2.32% - 2.42%	1.40% - 2.54%
Expected term (years)	5.3	5	5.0 - 6.0
Expected volatility	35% - 37%	42% - 44%	46% - 54%
Dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$2.12	$1.66	$2.65

The following is a summary of option activity for the year ended December 31, 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	7,918,853	$5.75	—	—
Granted	1,171,180	$5.69	—	—
Exercised	(559,664)	$0.96	—	—
Forfeited	(375,187)	$7.37	—	—
Expired	(222,400)	$10.80	—	—
Outstanding at December 31, 2018	7,932,782	$5.86	5.4	$16,097
Exercisable at December 31, 2018	6,418,213	$5.82	4.7	$15,467
Vested or expected to vest as of December 31, 2018	7,847,599	$5.86	5.4	$16,057
Total compensation cost related to nonvested option awards not yet recognized as of December 31, 2018 was $2.8 million and will be recognized over a weighted-average period of approximately 2.2 years. The aggregate intrinsic value of employee options exercised during the years ended December 31, 2018, 2017 and 2016 was $3.1 million, $5.3 million and $3.0 million, respectively.

Restricted Stock Units

The following table summarizes our activities of RSUs and PRSUs during the year ended December 31, 2018:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	3,342,640	$6.18
RSUs and PRSUs granted	1,671,806	$6.02
RSUs and PRSUs vested	(1,012,569)	$6.58
RSUs and PRSUs forfeited/expired	(694,316)	$6.06
Unvested at December 31, 2018	3,307,561	$6.00
Expected to vest after December 31, 2018	2,666,471	$6.03

During the year ended December 31, 2016, in addition to granting RSUs, we also granted 194,207 PRSUs. For each of the three annual performance periods, one-third (1/3) of the total PRSUs may vest depending upon achievement of performance-based targets. Participants have the ability to earn up to 150% of the baseline award based on certain levels of achievement in excess of the relevant target performance level or could earn less than the baseline award, or nothing at all, based on certain levels of achievement below the relevant target performance level. Measurement of performance is based on a 12-month period ending June 30 of each year. The first tranche did not vest due to the performance-based targets not being achieved. The second tranche was granted with a grant date fair value of $4.67 during the year ended December 31, 2017. In October 2018, a total of 37,143 shares were awarded based on our performance metrics for the second tranche, which paid out 136% of the baseline award. Performance goals were established for the third tranche of the plan during the year ended December 31, 2018, and was granted with a grant date fair value of $6.71. The tranche has a performance period that lasts through June 2019.
During the year ended December 31, 2018 we granted a second, separate, performance plan. The new plan runs over three annual performance periods, also with one-third (1/3) of the total PRSUs vesting depending upon achievement of performance-based targets. In total 138,953 shares were granted, with a grant date fair value of $5.19 for the first tranche granted in 2018. Measurement of performance is based on a 12-month period ending December 31 of each year.
During the year ended December 31, 2018 we granted a third, separate, performance plan. The new plan runs over three performance periods. The first performance period runs from July 1, 2018 through December 31, 2018. The last two performance periods last one calendar year each. In total 60,684 shares were granted, with a grant date fair value of $5.35 for the first tranche granted in 2018.
As of December 31, 2018, there was $12 million of unrecognized compensation cost related to unvested RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan
As of December 31, 2018, there was $0.2 million of unrecognized compensation expense related to the Employee Stock Purchase Plan ("ESPP").
The assumptions used to calculate our Black-Scholes-Merton Option Pricing Model for each stock purchase right granted under the ESPP were as follows for the year ended December 31:

	2018	2017	2016
Risk-free interest rate	2.10%	1.17%	0.39%
Expected term (years)	0.50	0.50	0.50
Expected volatility	47%	37%	52%
Dividend yield	—%	—%	—%
Stock-based compensation expense related to stock options, RSUs, PRSUs and the ESPP are included in the following line items in our accompanying consolidated statements of operations for the year ended December 31 (in thousands):

	2018	2017	2016
Sales and marketing	$2,012	$2,429	$4,002
Technology and analytics	2,647	2,300	3,422
Processing and servicing	385	483	869
General and administrative	6,775	7,303	7,622
Total	$11,819	$12,515	$15,915
401(k) Plan
We maintain a 401(k) defined contribution plan that covers substantially all of our employees. Participants may elect to contribute their annual compensation up to the maximum limit imposed by federal tax law. During the years ended December 31, 2018, 2017 and 2016 we had $1.2 million, $1.2 million, and $1.4 million, respectively, in employer related match expense.
12. Derivatives and Hedging
We are subject to interest rate risk in connection with borrowings under our debt agreements which are subject to variable interest rates. In December 2018 we entered into an interest rate cap, which is a derivative instrument, to manage our interest rate risk on a portion of our variable-rate debt. We do not use derivatives for speculative purposes. The interest rate cap is designated as a cash flow hedge. In exchange for our up-front premium, we would receive variable amounts from a counterparty if interest rates rise above the strike rate on the contract. The interest rate cap agreement is for a notional amount of $300 million and a maturity date of January 2021.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the changes in the fair value of the derivative is recorded in Accumulated Other Comprehensive Income, or AOCI, and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that $0.7 million will be reclassified as an increase to interest expense in 2019.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2018 (in thousands):

Derivative Type	Classification	December 31, 2018
Assets:
Interest rate cap agreement	Other Assets	$1,253

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income as of December 31, 2018 (in thousands):

2018
Amount Recognized in OCI on Derivative:
Interest rate cap agreement	$456
The table below presents the effect of the Company’s derivative financial instruments on the Income Statement as of December 31, 2018 (in thousands):

Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
2018
Interest Income (Expense)

Total amounts of expense line items presented in the statement of financial performance in which the effects of cash flow hedges are recorded	$(16)
13. Commitments and Contingencies
Lease Commitments
Operating Leases
Effective February 1, 2018, we terminated our lease obligation for the 12th floor of our New York office which accounted for approximately 32% our total New York office space. The lease of the 12th floor was previously scheduled to continue through December 2026. As part of the termination, we paid the landlord a cash surrender fee of approximately $2.6 million and recorded a net charge of approximately $3.2 million in the quarter ending March 31, 2018. The net charge includes the surrender fee and approximately $4.0 million related to the impairment of leasehold improvements and other fixed assets in the surrendered space, which were partially offset by other deferred credits.
For all spaces delivered to us under the New York lease as of December 31, 2018, our average monthly fixed rent payment will be approximately $0.3 million, subject to escalations.
In June 2015, we entered into a sublease in Denver, Colorado, as the subtenant. This lease provides for a four-month rent holiday and a tenant improvement allowance not to exceed $2.6 million and is scheduled to expire in April 2026.
On March 29, 2018, we terminated our lease obligation with respect to a portion of our Denver office which accounted for approximately 38% of our total Denver office space. Our lease of that space was previously scheduled to continue through April 2026. As part of the termination, we paid a surrender fee and related charges of approximately $900,000 and recorded a net charge of approximately $1 million in the quarter ended March 31, 2018. As of December 31, 2018, our average monthly fixed rent payment for Denver sublease will be approximately $0.1 million, subject to escalations.
The net charge includes the surrender fees and the impairment of leasehold improvements and other fixed assets in the surrendered space, which were partially offset by other deferred credits. The net charges related to our New York and Denver lease terminations were allocated to each of our operating expense line items on our condensed consolidated statement of operations with the exception of the aggregate impairment charges of leasehold improvements and other fixed assets in the surrendered spaces of approximately $5.7 million which were included in general and administrative expense.
In the aggregate, the termination of our New York and Denver leases reduced future required rental payments by approximately $23 million through 2026.
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
Rent expense incurred, excluding any charges or credits related to the terminations above, totaled $3.9 million, $7.1 million, and $7 million for the years ended December 31, 2018, 2017, and 2016. The 2018 rent expense is net of certain credits associated with the lease terminations. Excluding those credits, rent expense for 2018 was $5.3 million.

Lease Commitments
At December 31, 2018, future minimum lease commitments under operating and capital leases, net of sublease income of $1.0 million, for the remaining terms of the operating leases were as follows (in thousands):

For the years ending December 31,
2019	$6,416
2020	6,615
2021	6,481
2022	6,153
2023	5,342
Thereafter	17,511
Total	$48,518

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

Concentrations of Revenue
The top three states in which we, or our issuing bank partner, originated loans were California, Florida, and Texas, representing approximately 15%, 9%, and 9% of our total loan originations in 2018 and 14%, 9%, and 9% in 2017, respectively. These geographic concentrations expose us to risks associated with localized natural disasters, local political or economic forces as well as state-level regulatory risks.

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

14. Quarterly Financial Information (unaudited)
The following table contains selected unaudited financial data for each quarter of 2018 and 2017. The unaudited information should be read in conjunction with our financial statements and related notes included elsewhere in this report. We believe that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. All amounts are stated in thousands of dollars, except per share data which is stated in dollars.

	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Gross revenue	109,480	102,999	95,618	90,280	87,741	83,666	86,651	92,892
Net revenue	58,396	52,169	50,080	42,114	42,040	32,719	41,984	35,082
Net income (loss)	13,436	9,497	4,774	(2,436)	4,358	(4,532)	(2,569)	(11,602)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	14,040	9,770	5,790	(1,918)	5,096	(4,074)	(1,498)	(11,058)
Net income (loss) per share attributable to On Deck Capital, Inc. common stockholders:
Basic	0.19	0.13	0.08	(0.03)	0.07	(0.06)	(0.02)	(0.15)
Diluted	0.18	0.12	0.07	(0.03)	0.07	(0.06)	(0.02)	(0.15)
15. Subsequent Events
On January 28, 2019, we established a new corporate revolving debt facility for On Deck Capital, Inc. with a commitment amount of $85 million, an interest rate of 1-month LIBOR plus 3.0% and a final maturity date in January 2021. The facility may be used for working capital and other general corporate purposes. Concurrent with closing this facility, we optionally prepaid in full and terminated the Square 1 Agreement.
On February 8, 2019, Loan Assets of OnDeck, LLC, entered into an amendment to further modify the LAOD Agreement. The Amendment primarily increased the revolving commitment amount by $50 million and reduced the interest rate margin over 1-month LIBOR by 0.25%, as well as made various technical, definitional, conforming and other changes.

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

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the criteria established in  Internal Control - Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."
 Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, which we refer to as our 2019 Proxy Statement, and is incorporated herein by reference.
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
The information required by this item will be included under the captions “Executive Compensation” and under the subheadings “Board’s Role in Risk Oversight,” “Non-Employee Director Compensation,” “Outside Director Compensation Policy,” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and under the subheading “Potential Payments upon Termination or Change in Control” and “Equity Benefit and Stock Plans” under the heading “Executive Compensation” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Director Independence” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be included under the caption “Proposal Two: Ratification of Selection of Independent Registered Public Accountants” in the 2019 Proxy Statement and is incorporated herein by reference.

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Deck Capital, Inc.

/s/ Kenneth A. Brause
Kenneth A. Brause Chief Financial Officer (Principal Financial Officer)
Date: March 1, 2019

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia Chief Accounting Officer (Principal Accounting Officer)
Date: March 1, 2019
POWER OF ATTORNEY
KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Noah Breslow, Kenneth A. Brause and Cory Kampfer, and each of them, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Noah Breslow	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2019
Noah Breslow

/s/ Kenneth A. Brause	Chief Financial Officer (Principal Financial Officer)	March 1, 2019
Kenneth A. Brause

/s/ Nicholas Sinigaglia	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2019
Nicholas Sinigaglia

/s/ Chandra Dhandapani	Director	March 1, 2019
Chandra Dhandapani

/s/ Daniel Henson	Director	March 1, 2019
Daniel Henson

/s/ Bruce P. Nolop	Director	March 1, 2019
Bruce P. Nolop

/s/ Manolo Sánchez	Director	March 1, 2019
Manolo Sánchez

/s/ Jane J. Thompson	Director	March 1, 2019
Jane J. Thompson

/s/ Ronald F. Verni	Director	March 1, 2019
Ronald F. Verni

/s/ Neil E. Wolfson	Director	March 1, 2019
Neil E. Wolfson

Exhibit Index

Exhibit Number	Description	Filed / Incorporated by Reference from Form *	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	12/22/2014
3.2	Amended and Restated Bylaws	10-Q	3.2	11/6/2018
4.1	Form of common stock certificate.	S-1	4.1	11/10/2014
4.2	Form of warrant to purchase common stock.	S-1	4.6	11/10/2014
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	10.1	11/10/2014
10.2+	Amended and Restated 2007 Stock Incentive Plan and forms of agreements thereunder.	S-1	10.2	11/10/2014
10.3+	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	10.3	12/4/2014
10.4+	2014 Employee Stock Purchase Plan and form of agreement thereunder.	Filed herewith (1)
10.5+	Employee Bonus Plan.	S-1	10.5	11/10/2014
10.6+	Outside Director Compensation Policy as amended through February 8, 2019.	Filed herewith.
10.7+	Confirmatory Employment Offer Letter between the Registrant and Noah Breslow dated October 30, 2014.	S-1	10.7	11/10/2014
10.8+	Form of Change in Control and Severance Agreement between the Registrant and Noah Breslow.	10-Q	10.1	11/7/2017
10.9+	Form of Change in Control and Severance Agreement between the Registrant and other executive officers.	10-Q	10.2	11/7/2017
10.10+	Form of Performance Unit Agreement	8-K	10.1	9/21/2016
10.11	Lease, dated September 25, 2012, by and between the Registrant and 1400 Broadway Associates L.L.C.	S-1	10.12	11/10/2014
10.11.1	Lease Modification Agreement, dated March 3, 2015, by and between Registrant and ESRT 1400 Broadway, L.P.	10-K	10.21	3/10/2015
10.11.2	Partial Termination and Surrender Agreement and Fourth Lease Modification Agreement, dated February 1, 2018, by and between Registrant and ESRT 1400 Broadway, L.P.	10-Q	10.1	5/8/2018
10.12	Fourth Amended and Restated Credit Agreement, dated as of March 20, 2017, by and among OnDeck Account Receivables Trust 2013-1 LLC, as Borrower, the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as Administrative Agent for the Lenders and Collateral Agent for the Secured Parties, Deutsche Bank Trust Company Americas, as Paying Agent for the Lenders, and Deutsche Bank Securities Inc., as Syndication Agent, Documentation Agent and Lead Arranger.	10-Q	10.2	5/9/2017
10.13	Second Amended and Restated Loan and Security Agreement, dated March 21, 2011, by and among Small Business Asset Fund 2009 LLC, each Lender party thereto from time to time and Deutsche Bank Trust Company Americas, as amended January 10, 2014.	S-1	10.15	11/10/2014
10.14	Base Indenture, dated May 17, 2016, by and between OnDeck Asset Securitization Trust II LLC and Deutsche Bank Trust Company Americas	10-Q	10.2	8/9/2016

10.15	Note Issuance and Purchase Agreement, dated as of November 25, 2015, by and among OnDeck Asset Pool, LLC, in its capacity as Issuer, the Purchasers party thereto from time to time, Jefferies Funding LLC, as Administrative Agent for the Purchasers, and Deutsche Bank Trust Company Americas, as Paying Agent and as Collateral Agent for the Secured Parties	10-K	10.19	3/3/2016
10.16	Form of Managed Applicant Commission Agreement between the Registrant and its funding advisors.	S-1	10.20	11/10/2014
10.17
Fourth Amended and Restated Credit Agreement, dated as of December 17, 2018, among Receivable Assets of OnDeck LLC, as Borrower, the Lenders party thereto from time to time, SunTrust Bank, as Administrative Agent, and Wells Fargo Bank, N.A., as Paying Agent and Collateral Agent for the Secured Parties.
		Filed herewith.
10.18	Second Amended and Restated Loan and Security Agreement, dated June 30, 2016, by and among On Deck Capital, Inc., as Borrower, Pacific Western Bank, as Lender and ODWS, LLC, as Guarantor.	10-K	10.23	3/2/2017
10.19	First Amendment to the Second Amended and Restated Loan and Security Agreement, dated October 11, 2016, by and among On Deck Capital, Inc., as Borrower, Pacific Western Bank, as Lender and ODWS, LLC, as Guarantor.	10-K	10.24	3/2/2017
10.20	Second Amendment to the Second Amended and Restated Loan and Security Agreement, dated November 17, 2016, by and among On Deck Capital, Inc., as Borrower, Pacific Western Bank, as Lender and ODWS, LLC, as Guarantor.	10-K	10.25	3/2/2017
10.21
Third Amendment to the Second Amended and Restated Loan and Security Agreement, dated October 4, 2018, by and among On Deck Capital, Inc., as Borrower, Pacific Western Bank, as Lender, ODWS, LLC as Guarantor and ODX, LLC as Guarantor
		Filed herewith.
10.22	Credit Agreement, dated as of December 8, 2016, by and among Prime OnDeck Receivable Trust II, LLC, as Borrower, the Lenders party thereto from time to time, Credit Suisse, AG, New York Branch, as Administrative Agent for the Class A Lenders, and Wells Fargo Bank, N.A., as Paying Agent and as Collateral Agent	10-K	10.26	3/2/2017
10.23
Fourth Amendment to the Credit Agreement, dated as of November 19, 2018, by and among Prime OnDeck Receivable Trust II, LLC, as Borrower, the Lenders party thereto from time to time, Credit Suisse, AG, New York Branch, as Administrative Agent for the Class A Lenders, and Wells Fargo Bank, N.A., as Paying Agent and as Collateral Agent
		Filed herewith.
10.24+	Confirmatory Employment Offer Letter between the Registrant and Kenneth A. Brause dated March 5, 2018	10-Q	10.2	5/8/2018
10.25+	Confirmatory Employment Offer Letter between the Registrant and Andrea Gellert dated May 2, 2018	10-Q	10.3	5/8/2018
10.26+	Confirmatory Employment Offer Letter between the Registrant and Cory Kampfer dated May 2, 2018	10-Q	10.4	5/8/2018

10.27	Credit Agreement, dated as of April 13, 2018, by and among Loan Assets of OnDeck, LLC, as Borrower, the Lenders party thereto from time to time, 20 Gates Management LLC, as Administrative Agent for the Class A Lenders and Deutsche Bank Trust Company Americas, as Paying Agent and as Collateral Agent for the Secured Parties.	10-Q	10.1	8/7/2018
10.28	Amendment No. 1 to the Base Indenture, dated April 17, 2018, by and between OnDeck Asset Securitization Trust II LLC and Deutsche Bank Trust Company Americas.	10-Q	10.2	8/7/2018
10.29	Series 2018-I Indenture Supplement, dated April 17, 2018, by and between OnDeck Asset Securitization Trust II LLC and Deutsche Bank Trust Company Americas.	10-Q	10.3	8/7/2018
10.30	Credit Agreement, dated as of August 8, 2018, by and among OnDeck Asset Funding II LLC, as Company, the Lenders from time to time party thereto, Ares Agent Services, L.P., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, N.A., as Paying Agent.	10-Q	10.1	11/6/2018
21.1	List of subsidiaries of the Registrant.	Filed herewith.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	All exhibits incorporated by reference to the Registrant's Form S-1 or S-1/A registration statements relate to Registration No. 333-200043
+	Indicates a management contract or compensatory plan.

(1)
The 2014 Employee Stock Purchase Plan is filed herewith solely to correct certain administrative errors and replaces the version filed with the Registrant's Form S-1/A registration statement filed on December 4, 2014.