Form 10-Q
period 2019-03-31
On Deck Capital, Inc.
filed 2019-05-09
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.005 per share	ONDK	New York Stock Exchange

The number of shares of the registrant’s common stock outstanding as of April 30, 2019 was 75,918,756.

On Deck Capital, Inc.

Item 1. Financial Statements (Unaudited)

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$60,085	$59,859
Restricted cash	44,632	37,779
Loans held for investment	1,202,531	1,169,157
Less: Allowance for loan losses	(147,406)	(140,040)
Loans held for investment, net	1,055,125	1,029,117
Property, equipment and software, net	16,180	16,700
Other assets	48,636	18,115
Total assets	$1,224,658	$1,161,570
Liabilities and equity
Liabilities:
Accounts payable	$4,847	$4,011
Interest payable	2,808	2,385
Debt	842,314	816,231
Accrued expenses and other liabilities	61,097	34,654
Total liabilities	911,066	857,281
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 79,706,639 and 79,135,510 shares issued and 75,907,393 and 75,375,341 outstanding at March 31, 2019 and December 31 2018, respectively.	399	396
Treasury stock—at cost	(10,113)	(9,822)
Additional paid-in capital	510,616	506,169
Accumulated deficit	(189,297)	(195,155)
Accumulated other comprehensive loss	(2,234)	(1,832)
Total On Deck Capital, Inc. stockholders' equity	309,371	299,756
Noncontrolling interest	4,221	4,533
Total equity	313,592	304,289
Total liabilities and equity	$1,224,658	$1,161,570
The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue:
Interest income	$105,991	$86,369
Other revenue	4,176	3,911
Gross revenue	110,167	90,280
Cost of revenue:
Provision for loan losses	43,291	36,293
Interest expense	11,332	11,872
Total cost of revenue	54,623	48,165
Net revenue	55,544	42,115
Operating expense:
Sales and marketing	11,960	10,598
Technology and analytics	16,806	11,007
Processing and servicing	5,489	5,221
General and administrative	14,029	17,725
Total operating expense	48,284	44,551
Income (loss) from operations, before provision for income taxes	7,260	(2,436)
Provision for income taxes	1,740	—
Net income (loss)	5,520	(2,436)
Less: Net income (loss) attributable to noncontrolling interest	(338)	(518)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$5,858	$(1,918)
Net income (loss) per share attributable to On Deck Capital, Inc. common stockholders:
Basic	$0.08	$(0.03)
Diluted	$0.07	$(0.03)
Weighted-average common shares outstanding:
Basic	75,539,535	73,977,241
Diluted	79,115,037	73,977,241
Comprehensive income (loss):
Net income (loss)	$5,520	$(2,436)
Other comprehensive income (loss):
Unrealized (loss) on derivative instrument	(742)	—
Foreign currency translation adjustment	366	(113)
Comprehensive income (loss)	5,144	(2,549)
Less: Comprehensive income (loss) attributable to noncontrolling interests	26	(50)
Less: Net income (loss) attributable to noncontrolling interest	(338)	(518)
Comprehensive income (loss) attributable to On Deck Capital, Inc. common stockholders	$5,456	$(1,981)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Equity
(in thousands, except share data)

	On Deck Capital, Inc.'s stockholders' equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling interest	Total Equity
	Shares	Amount
Balance at December 31, 2017	73,822,001	$386	$492,509	$(222,833)	$(7,965)	$(52)	$262,045	$4,011	$266,056
Stock-based compensation	—	—	3,122	—	—	—	$3,122	—	$3,122
Issuance of common stock through vesting of restricted stock units and option exercises	271,517	2	39	—	—	—	$41	—	$41
Employee stock purchase plan	196,360	1	918	—	—	—	$919	—	$919
Repurchases of common stock	(25,387)	—	—	—	(118)	—	$(118)	—	$(118)
Currency translation adjustment	—	—	—	—	—	(63)	$(63)	$(50)	$(113)
Net Income (loss)	—	—	—	(1,918)	—	—	$(1,918)	$(518)	$(2,436)
Other	—	—	—	(1)	—	(3)	$(4)	$—	$(4)
Balance-March 31, 2018	74,264,491	$389	$496,588	$(224,752)	$(8,083)	$(118)	$264,024	$3,443	$267,467

Balance at December 31, 2018	75,375,341	$396	$506,169	$(195,155)	$(9,822)	$(1,832)	$299,756	$4,533	$304,289
Stock-based compensation	—	—	2,743	—	—	—	2,743	—	2,743
Issuance of common stock through vesting of restricted stock units and option exercises	303,441	2	45	—	—	—	47	—	47
Employee stock purchase plan	267,688	1	1,659	—	—	—	1,660	—	1,660
Repurchases of common stock	(39,077)	—	—	—	(291)	—	(291)	—	(291)
Currency translation adjustment	—	—	—	—	—	340	340	26	366
Cash flow hedge	—	—	—	—	—	(742)	(742)	—	(742)
Net Income (loss)	—	—	—	5,858	—	—	5,858	(338)	5,520
Balance-March 31, 2019	75,907,393	$399	$510,616	$(189,297)	$(10,113)	$(2,234)	$309,371	$4,221	$313,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$5,520	$(2,436)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	43,291	36,293
Depreciation and amortization	1,748	2,174
Amortization of debt issuance costs	802	1,230
Stock-based compensation	2,743	3,210
Amortization of net deferred origination costs	17,640	12,399
Changes in servicing rights, at fair value	69	131
Unfunded loan commitment reserve	48	171
Gain on lease termination	—	(1,481)
Loss on disposal of fixed assets	674	5,668
Changes in operating assets and liabilities:
Other assets	(3,781)	(3,484)
Accounts payable	859	364
Interest payable	369	99
Accrued expenses and other liabilities	(1,189)	(471)
Net cash provided by operating activities	68,793	53,867
Cash flows from investing activities
Purchases of property, equipment and software	(536)	(313)
Capitalized internal-use software	(1,379)	(1,398)
Originations of term loans and lines of credit, excluding rollovers into new originations	(537,147)	(499,775)
Payments of net deferred origination costs	(18,347)	(14,193)
Principal repayments of term loans and lines of credit	469,894	417,034
Net cash used in investing activities	(87,515)	(98,645)
Cash flows from financing activities
Purchase of treasury shares	(291)	(119)
Proceeds from exercise of stock options and warrants	45	39
Issuance of common stock under employee stock purchase plan	1,281	764
Proceeds from the issuance of debt	210,789	69,373
Payments of debt issuance costs	(3,097)	(74)
Repayments of debt principal	(182,849)	(24,602)
Net cash provided by financing activities	25,878	45,381
Effect of exchange rate changes on cash and cash equivalents	(77)	(303)
Net increase in cash, cash equivalents and restricted cash	7,079	300
Cash, cash equivalents, and restricted cash at beginning of year	97,638	114,824
Cash, cash equivalents, and restricted cash at end of period	$104,717	$115,124

Reconciliation to amounts on consolidated balance sheets

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$60,085	$70,415
Restricted cash	44,632	44,709
Total cash, cash equivalents and restricted cash	$104,717	$115,124

Supplemental disclosure of other cash flow information
Cash paid for interest	$9,887	$10,483
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$57	$68
Unpaid principal balance of term loans rolled into new originations	$98,481	$90,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
On Deck Capital, Inc.’s principal activity is providing financing to small businesses located throughout the United States as well as Canada and Australia, through term loans and lines of credit. We use technology and analytics to aggregate data about a business and then quickly and efficiently analyze the creditworthiness of the business using our proprietary credit-scoring model. We originate most of the loans in our portfolio and also purchase loans from an issuing bank partner. We subsequently transfer most of our loan volume into one of our wholly-owned subsidiaries.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Significant estimates include allowance for loan losses, stock-based compensation expense, capitalized software development costs, interest rate cap, the useful lives of long-lived assets, our effective income tax rate and valuation allowance for deferred tax assets. We base our estimates on historical experience, current events and other factors we believe to be reasonable under the circumstances. These estimates and assumptions are inherently subjective in nature; actual results may differ from these estimates and assumptions.
Recently Adopted Accounting Standards
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018. We elected to early adopt this ASU in fiscal 2018. See Note 9 for a discussion of our derivatives.
In February 2016, the FASB issued ASU 2016-02, Leases, which creates ASC 842, Leases, and supersedes ASC 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. We elected the prospective transition option provided by the ASU that would not require earlier periods to be restated upon adoption. We elected the package of practical expedients afforded under the standard which permit an entity not to: (i) reassess whether existing or expired contracts are or contain a lease, (ii) reassess the lease classification, and (iii) reassess any initial direct costs for any existing leases. Our operating lease commitments, which were primarily real estate leases, were recognized as a $37.5 million lease liability which is included in Other Liabilities on the Consolidated Balance Sheet at March 31, 2019. We simultaneously recognized a $37.5 million right of use asset. Our right-of-use asset was partially offset by $10.1 million of existing deferred rent and lease incentives resulting in a net right-of-use asset of $27.6 million which is included in Other Assets on the Consolidate Balance Sheet at March 31, 2019. Our total operating lease cost for the three months ended March 31, 2019 was $1.5 million and allocated within operating expenses. The weighted average remaining lease term is 7.2 years and we utilized a weighted average discount rate of approximately 7%
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 will change the impairment model and how entities measure credit losses for most financial assets. The standard requires entities to use the new expected credit loss impairment model which will replace the incurred loss model used today. The new guidance will be effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted, although we do not intend to do so. We are currently assessing the impact that the adoption of this guidance will have on our consolidated financial statements.
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
2. Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per common share is calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net Income (loss)	$5,520	$(2,436)
Less: Net income (loss) attributable to noncontrolling interest	(338)	(518)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$5,858	$(1,918)
Denominator:
Weighted-average common shares outstanding, basic	75,539,535	73,977,241
Net income (loss) per common share, basic	$0.08	$(0.03)
Effect of dilutive securities	3,575,502	—
Weighted-average common shares outstanding, diluted	79,115,037	73,977,241
Net income (loss) per common share, diluted	$0.07	$(0.03)
Anti-dilutive securities excluded	4,863,474	12,163,804
The difference between basic and diluted net income per common share has been calculated using the Treasury Stock Method based on the assumed exercise of outstanding stock options, the vesting of restricted stock units, or RSUs, performance restricted stock units, or PRSUs, and the issuance of stock under our employee stock purchase plan. For the three months ended March 31, 2018 the effects of potentially dilutive items were anti-dilutive given our net losses. The following common share equivalent securities have been included in the calculation of dilutive weighted-average common shares outstanding:

	Three Months Ended March 31,
Dilutive Common Share Equivalents	2019	2018
Weighted-average common shares outstanding	75,539,535	73,977,241
RSUs and PRSUs	1,024,301	—
Stock options	2,549,887	—
Employee stock purchase plan	1,314	—
Total dilutive common share equivalents	79,115,037	73,977,241
The following common share equivalent securities were excluded from the calculation of diluted net income per share attributable to common stockholders. Their effect would have been antidilutive for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Anti-Dilutive Common Share Equivalents
Warrants to purchase common stock	22,000	22,000
RSUs and PRSUs	669,075	3,874,666
Stock options	4,172,399	8,234,689
Employee stock purchase plan	—	32,449
Total anti-dilutive common share equivalents	4,863,474	12,163,804

The weighted-average exercise price for warrants to purchase 22,000 shares of common stock was $14.50 as of March 31, 2019.
3. Interest Income
Interest income was comprised of the following components for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest on Unpaid Principal Balance	$123,434	$98,755
Amortization of net deferred origination costs	(17,700)	(12,407)
Interest income on loans, net	105,734	86,348
Interest on deposits and investments	257	21
Total interest income	$105,991	$86,369
4. Loans Held for Investment and Allowance for Loan Losses
Loans Held for Investment and Allowance for Loan Losses
Loans held for investment consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Term loans	$962,777	$956,755
Lines of credit	214,832	188,199
Total Unpaid Principal Balance	1,177,609	1,144,954
Net deferred origination costs	24,922	24,203
Total loans held for investment	$1,202,531	$1,169,157
We include both loans we originate and loans funded by our issuing bank partners and later purchased by us as part of our originations. During the three months ended March 31, 2019 and 2018 we purchased loans from our issuing bank partner in the amount of $111.5 million and $139.2 million, respectively.
The change in the allowance for loan losses for the three months ended March 31, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$140,040	$109,015
Recoveries of loans previously charged off	3,914	3,345
Loans charged off	(39,839)	(29,732)
Provision for loan losses	43,291	36,293
Allowance for loan losses at end of period	$147,406	$118,921
When loans are charged off, we typically continue to attempt to recover amounts from the respective borrowers and guarantors, including, when we deem it appropriate, through formal legal action. Alternatively, we may sell previously charged-off loans to a third-party debt collector.  The proceeds from these sales are recorded as a component of the recoveries of loans previously charged off. We did not sell any previously charged-off loans for the three months ended March 31, 2019. For the three months ended March 31, 2018 loans sold accounted for $0.5 million of recoveries of loans previously charged off.
As of March 31, 2019 and December 31, 2018, our off-balance sheet credit exposure related to the undrawn line of credit balances was $269.3 million and $264.2 million, respectively. The related reserve on unfunded loan commitments was $5.9 million as of March 31, 2019 and December 31, 2018, respectively. Net adjustments to the liability for unfunded loan commitments are included in general and administrative expense.

The following table contains information, on a combined basis, regarding the Unpaid Principal Balance of loans we originated related to non-delinquent, paying and non-paying delinquent loans as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Current loans	$1,053,903	$1,031,449
Delinquent: paying (accrual status)	55,613	54,427
Delinquent: non-paying (non-accrual status)	68,093	59,078
Total	$1,177,609	$1,144,954
The portion of the allowance for loan losses attributable to current loans was $69.5 million and $85.7 million as of March 31, 2019 and December 31, 2018, respectively, while the portion of the allowance for loan losses attributable to delinquent loans was $77.9 million and $54.3 million as of March 31, 2019 and December 31, 2018, respectively.
The following table shows an aging analysis of the unpaid principal balance related to loans held for investment by delinquency status as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
By delinquency status:
Current loans	$1,053,903	$1,031,449
1-14 calendar days past due	21,051	27,655
15-29 calendar days past due	17,749	14,665
30-59 calendar days past due	26,815	21,470
60-89 calendar days past due	18,811	19,031
90 + calendar days past due	39,280	30,684
Total unpaid principal balance	$1,177,609	$1,144,954
5. Debt
The following table summarizes our outstanding debt as of March 31, 2019 and December 31, 2018 (in thousands):

				Outstanding
	Type	Maturity Date		Weighted Average Interest Rate at March 31, 2019	March 31, 2019	December 31, 2018
Debt:
OnDeck Asset Securitization Trust II	Securitization	April 2022	(1)	3.8%	$225,000	$225,000
OnDeck Account Receivables Trust 2013-1	Revolving	March 2022	(2)	4.2%	114,425	117,664
Receivable Assets of OnDeck, LLC	Revolving	September 2021	(3)	4.7%	111,569	113,631
OnDeck Asset Funding II LLC	Revolving	August 2022	(4)	5.5%	106,413	109,568
Prime OnDeck Receivable Trust II	Revolving	March 2022	(5)	4.6%	116,812	108,816
Loan Assets of OnDeck, LLC	Revolving	October 2022	(6)	4.2%	106,625	100,000
Corporate Debt	Revolving	January 2021		5.5%	20,000	—
Other Agreements	Various	Various	(7)	5.6%	49,351	47,318
				4.5%	850,195	821,997
Deferred debt issuance cost					(7,881)	(5,766)
Total Debt					$842,314	$816,231

(1)	The period during which new loans may be purchased under this securitization transaction expires in March 2020.

(2)	The period during which new borrowings may be made under this facility was extended to March 2021 pursuant to an amendment described in more detail below.

(3)
The period during which new borrowings of Class A revolving loans may be made under this debt facility expires in December 2020. The $19.7 million of Class B borrowing capacity matures in December 2019.

(4)	The period during which new borrowings may be made under this facility expires in August 2021.

(5)	The period during which new borrowings may be made under this facility was extended to March 2021 pursuant to an amendment described in more detail below.

(6)	The period during which new borrowings may be made under this debt facility expires in April 2022.

(7)	The periods during which new borrowings may be made under the various agreements expire between December 2019 and June 2021. Maturity dates range from June 2020 through December 2022.
Certain of our loans held for investment are pledged as collateral for borrowings in our funding debt facilities. These loans totaled $1.0 billion and $1.0 billion as of March 31, 2019 and December 31, 2018, respectively. Our corporate debt facility is collateralized by substantially all of our assets.
Recent Amendments to Debt Facilities
On January 28, 2019, we established a new corporate revolving debt facility with a commitment amount of $85 million, an interest rate of 1-month LIBOR plus 3% and a final maturity date in January 2021.The facility may be used for working capital and other general corporate purposes. Concurrently with closing this facility, we optionally prepaid in full and terminated our corporate revolving debt facility with Pacific Western Bank (successor by merger to Square 1 Bank).
On February 8, 2019, Loan Assets of OnDeck, LLC, our wholly-owned subsidiary, entered into an amendment to further modify its asset-backed revolving debt facility. The Amendment primarily increased the revolving commitment amount by $50 million and reduced the interest rate margin over 1-month LIBOR by 0.25% and made various technical, definitional, conforming and other changes.
On March 12, 2019, we amended the OnDeck Account Receivables Trust 2013-1 facility to a commitment amount of $180 million, a borrowing rate of 1-month LIBOR + 1.75%, a borrowing base advance rate of 80%, and made various technical, definitional, conforming and other changes. Additionally, the period during which new borrowings may be made under this facility was extended to March 2021 and the final maturity date was extended to March 2022.
On March 12, 2019, we amended the Prime OnDeck Receivable Trust II facility to increase the borrowing capacity from $125 million to $180 million, a borrowing rate of the CP Conduit Rate + 1.75%, a borrowing base advance rate of 80%, and made various technical, definitional, conforming and other changes. Additionally, the period during which new borrowings may be made under this facility was extended to March 2021 and the final maturity date was extended to March 2022.

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
The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap	—	369	—	369
Total assets	$—	$369	$—	$369

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap	$—	$1,253	$—	$1,253
Total assets	$—	$1,253	$—	$1,253
There were no transfers between levels for the three months ended March 31, 2019 and December 31, 2018.

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

	March 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment, net	$1,055,125	$1,182,910	$—	$—	$1,182,910
Total assets	$1,055,125	$1,182,910	$—	$—	$1,182,910

Liabilities:
Fixed-rate debt	$225,021	$219,350	$—	$—	$219,350
Total fixed-rate debt	$225,021	$219,350	$—	$—	$219,350

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans held for investment, net	$1,029,117	$1,155,464	$—	$—	$1,155,464
Total assets	$1,029,117	$1,155,464	$—	$—	$1,155,464

Liabilities:
Fixed-rate debt	$232,972	$226,965	$—	$—	$226,965
Total fixed-rate debt	$232,972	$226,965	$—	$—	$226,965
7. Income Taxes
For interim periods, the income tax provision is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items. We use an estimated annual effective tax rate which is based on expected annual income and statutory tax rates to determine our quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.
Our provision for income taxes for the three months ended March 31, 2019 was $1.7 million, representing an effective income tax rate of 24%. The effective income tax rate for the full year 2018 was 0% due to the availability of net operating loss carryforwards.

8. Stock-Based Compensation and Employee Benefit Plans
Options
The following is a summary of option activity for the three months ended March 31, 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	7,932,782	$5.86	—	—
Exercised	(315,959)	$3.15	—	—
Expired	(182,492)	$12.19	—	—
Outstanding at March 31, 2019	7,434,331	$5.82	5.5	$13,360
Exercisable at March 31, 2019	6,207,892	$5.79	4.9	$13,165
Vested or expected to vest as of March 31, 2019	7,372,107	$5.82	5.5	$13,351
Total compensation cost related to nonvested option awards not yet recognized as of March 31, 2019 was $2.5 million and will be recognized over a weighted-average period of 2.1 years. The aggregate intrinsic value of employee options exercised during the three months ended March 31, 2019 and 2018 was $1.1 million and $1.0 million, respectively.
Restricted Stock Units
The following table is a summary of activity in RSUs and PRSUs for the three months ended March 31, 2019:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	3,307,561	$6.00
RSUs and PRSUs granted	1,323,978	$6.07
RSUs and PRSUs vested	(116,798)	$6.06
RSUs and PRSUs forfeited/expired	(87,635)	$5.59
Unvested at March 31, 2019	4,427,106	$6.03
Expected to vest after March 31, 2019	3,537,088	$6.04
As of March 31, 2019, there was $16 million of unrecognized compensation cost related to unvested RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 3.0 years.
Stock-based compensation expense related to stock options, RSUs, PRSUs and the employee stock purchase plan are included in the following line items in our accompanying consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	March 31, 2019	March 31, 2018
Sales and marketing	$559	$535
Technology and analytics	828	597
Processing and servicing	90	105
General and administrative	1,606	1,973
Total	$3,083	$3,210
9. Derivatives and Hedging
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the changes in the fair value of the derivative are recorded in Accumulated Other Comprehensive Income, or AOCI, and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that $1.0 million will be reclassified as an increase to interest expense over the next 12 months.
The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2019 and December 31, 2018 (in thousands):

Derivative Type	Classification	March 31, 2019	December 31, 2018
Assets:
Interest rate cap agreement	Other Assets	$369	$1,253

The table below presents the effect of cash flow hedge accounting on AOCI as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Amount Recognized in OCI on Derivative:
Interest rate cap agreement	742	$456

The table below presents the effect of our derivative financial instruments on the Income Statement as of three months ended March 31, 2019 and 2018 (in thousands):

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended March 31,
	2019	2018
Interest expense	$(135)	$—

10. Commitments and Contingencies
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

11. Subsequent Events
On April 1, 2019, we combined our Canadian operations with Evolocity Financial Group, or Evolocity, a Montreal-based online small business lender. The purpose of the transaction was to accelerate the growth of our Canadian operations and to enable us to provide a broader range of financing options to Canadian small businesses nationwide. In the transaction, Evolocity contributed its business to a holding company, and we contributed our Canadian business plus cash to that holding company such that we own a 58.5% majority interest in the holding company. The remainder is owned by former Evolocity stockholders.

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
Important factors that could cause or contribute to such differences include risks relating to: (1) our ability to achieve consistent profitability in the future in light of our prior loss history and competition; (2) our growth strategies, including the introduction of new products or features, expanding our platform to other lenders through ODX and maintaining ODX’s current clients, expansion into international markets, business development, acquisition and integration, offering equipment financing and our ability to effectively manage and fund our growth; (3) any material reduction in our interest rate spread and our ability to successfully mitigate this risk through interest rate hedging or raising interest rates or other means; (4) worsening economic conditions that may result in decreased demand for our loans or services and increase our customers’ default rates; (5) supply and demand driven changes in credit and increases in the availability of capital for our competitors that negatively impacts our loan pricing; (6) our ability to accurately assess creditworthiness and forecast and reserve for loan losses; (7) our ability to prevent or discover security breaches, disruption in service and comparable events that could compromise confidential information held in our data systems or adversely impact our ability to service our loans; (8) incorrect or fraudulent information provided to us by customers causing us to misjudge their qualifications to receive a loan; (9) the effectiveness of our efforts to identify, manage and mitigate our credit, market, liquidity, operational and other risks associated with our business and strategic objectives; (10) our ability to continue to innovate or respond to evolving technological changes and protect our intellectual property; (11) our reputation and possible adverse publicity about us or our industry; (12) failure of operating controls, including customer experience degradation, legal expenses, increased regulatory cost, significant fraud losses and vendor risk; and (13) changes in federal or state laws or regulations, or judicial decisions involving licensing or supervision of commercial lenders, interest rate limitations, the enforceability of choice of law provisions in loan agreements, the validity of bank sponsor partnerships, the use of brokers or other significant changes; and other risks, including those described in Part I - Item 1A. Risk Factors in our Annual Report on From 10-K for the year ended December 31, 2018 and other documents that we file with the Securities and Exchange Commission, or SEC, from time to time which are or will be available on the SEC website at www.sec.gov.
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

Overview

We are a leading online small business lender. We make it efficient and convenient for small businesses to access financing. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources to assess the creditworthiness of small businesses rapidly and accurately. Small businesses can apply for a financing on our website in minutes and, using our loan decision process, including our proprietary OnDeck Score®, we can make a funding decision immediately and, if approved, fund as fast as 24 hours. We have originated more than $11 billion of loans since we made our first loan in 2007.
We have offered term loans since we made our first loan in 2007, lines of credit since 2013 and have begun offering equipment finance loans this year. Our term loans range from $5,000 to $500,000, have maturities of 3 to 36 months and feature fixed dollar repayments. Our lines of credit range from $6,000 to $100,000, and are generally repayable within 6 or 12 months of the date of the most recent draw. We are generally targeting equipment finance loans of $5,000 to $150,000 with maturities of 2 to 5 years as we develop this offering, although we may offer larger loans in cases we deem appropriate. Qualified customers may have multiple financings with us concurrently, which we believe provides opportunities for repeat business, as well as increased value to our customers.
We originate loans throughout the United States, Canada and Australia, although, to date, the majority of our revenue has been generated in the United States. These loans are originated through our direct marketing channel, including direct mail, our outbound sales team, our social media and other online marketing channels; referrals from our strategic partner channel, including small business-focused service providers, payment processors, and other financial institutions; and through independent funding advisor program partners, or FAPs, who advise small businesses on available funding options.
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
We rely on a diversified set of funding sources for the loans we make to our customers. Our primary source of this financing has historically been debt facilities with various financial institutions and securitizations. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. As of March 31, 2019, we had $850.2 million of debt principal outstanding and $1.2 billion total borrowing capacity.
Recent Development
On April 1, 2019, we combined our Canadian operations with Evolocity Financial Group, or Evolocity, a Montreal-based online small business lender. The purpose of the transaction was to accelerate the growth of our Canadian operations and to enable us to provide a broader range of financing options to Canadian small businesses nationwide. In the transaction, Evolocity contributed its business to a holding company, and we contributed our Canadian business plus cash to that holding company such that we own a 58.5% majority interest in the holding company. The remainder is owned by former Evolocity stockholders.

Key Financial and Operating Metrics
We regularly monitor a number of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Originations	$635,506	$590,585
Loan Yield	35.6%	35.6%
Cost of Funds Rate	5.4%	6.8%
Net Interest Margin	29.5%	27.8%
Provision Rate	6.8%	6.1%
Reserve Ratio	12.5%	12.0%
15+ Day Delinquency Ratio	8.7%	6.7%
Net Charge-off Rate	12.2%	10.9%
Efficiency Ratio	43.8%	49.3%
Adjusted Efficiency Ratio*	41.0%	40.1%
Return on Assets	1.9%	(0.8)%
Adjusted Return On Assets*	2.7%	2.5%
Return on Equity	7.7%	(2.9)%
Adjusted Return On Equity*	10.9%	9.7%
*Non-GAAP measure. Refer to "Non-GAAP Financial Measures" below for an explanation and reconciliation to GAAP.
Originations
Originations represent the total principal amount of the term loans we made during the period plus the total amount drawn on lines of credit during the period. Many of our repeat term loan customers renew their term loans before their existing term loan is fully repaid. In accordance with industry practice, originations of such repeat term loans are presented as the full renewal loan principal, rather than the net funded amount, which would be the renewal term loan’s principal net of the Unpaid Principal Balance on the existing term loan. Loans referred to, and funded by, our issuing bank partners and later purchased by us are included as part of our originations.
Unpaid Principal Balance represents the total amount of principal outstanding of term loans held for investment, amounts outstanding under lines of credit and the amortized cost of loans purchased from other than issuing bank partners at the end of the period. It excludes net deferred origination costs, allowance for loan losses and any loans sold or held for sale at the end of the period.
Loan Yield
Loan Yield is the rate of return we achieve on loans outstanding during a period. It is calculated as annualized interest income on Loans including amortization of net deferred origination costs divided by average Loans. Annualization is based on 365 days per year and is calendar day-adjusted. Loans represents the sum of loans held for investment and loans held for sale at end of the period.
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

Net Interest Margin
Net Interest Margin is calculated as annualized net interest income divided by average Interest Earning Assets. Net interest income represents interest income less interest expense during the period. Annualization is based on 365 days per year and is calendar day-adjusted. Interest income is net of fees on loans held for investment and loans held for sale. Interest expense is the interest expense, fees, and amortization of deferred debt issuance costs we incur in connection with our debt facilities. Interest Earning Assets represents the sum of Loans plus cash and cash equivalents plus restricted cash.
Reserve Ratio
Reserve Ratio is our allowance for loan losses at the end of the period divided by the Unpaid Principal Balance at the end of the period.
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
15+ Day Delinquency Ratio
15+ Day Delinquency Ratio equals the aggregate Unpaid Principal Balance for our loans that are 15 or more calendar days past due as of the end of the period as a percentage of the Unpaid Principal Balance at the end of the period. The Unpaid Principal Balance for our loans that are 15 or more calendar days past due includes loans that are paying and non-paying. Because our loans require daily and weekly repayments, excluding weekends and holidays, they may be deemed delinquent more quickly than loans from traditional lenders that require only monthly payments. 15+ Day Delinquency Ratio is not annualized, but reflects balances at the end of the period.
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
Adjusted Efficiency Ratio
Adjusted Efficiency Ratio is non-GAAP measure calculated as total operating expense divided by gross revenue for the period, adjusted to exclude (a) stock-based compensation expense and (b) items management deems to be non-representative of operating results or trends, all as shown in the non-GAAP reconciliation presentation of this metric. We believe Adjusted Efficiency Ratio is useful because it provides investors and others with a supplemental operating efficiency metric to present our operating efficiency across multiple periods without the effects of stock-based compensation, which is a non-cash expense based on equity grants made to participants in our equity plans at specified prices and times but which does not necessarily reflect how our business is performing, and items which may only affect our operating results periodically. Our use of Adjusted Efficiency Ratio has limitations as an analytical tool and you should not consider it in isolation, as a substitute for or superior to our Efficiency Ratio, which is the most comparable GAAP metric. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures for a discussion and reconciliation.
Return on Assets
Return on Assets is calculated as annualized net income (loss) attributable to On Deck Capital, Inc. common stockholders for the period divided by average total assets for the period. For periods of less than one year, the metric is annualized based on four quarters per year and is not business day or calendar day-adjusted.

Adjusted Return on Assets
Adjusted Return on Assets is a non-GAAP measure calculated as Adjusted Net Income (Loss) for the period divided by average total assets for the period. For periods of less than one year, the metric is annualized based on four quarters per year and is not business day or calendar day-adjusted. We believe Adjusted Return on Assets is useful because it provides investors and others with a supplemental metric to assess our performance across multiple periods without the effects of stock-based compensation, which is a non-cash expense based on equity grants made to participants in our equity plans at specified prices and times but which does not necessarily reflect how our business is performing, and items which may only affect our operating results periodically, all as shown in the non-GAAP reconciliation presentation of this metric. Our use of Adjusted Return on Assets has limitations as an analytical tool and you should not consider it in isolation, as a substitute for or superior to Return on Assets, which is the most comparable GAAP metric. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures for a discussion and reconciliation.
Return on Equity
Return on Equity is calculated as annualized net income (loss) attributable to On Deck Capital, Inc. common stockholders for the period divided by average total On Deck Capital, Inc. stockholders’ equity for the period. For periods of less than one year, the metric is annualized based on four quarters per year and is not business day or calendar day-adjusted.
Adjusted Return on Equity
Adjusted Return on Equity is a non-GAAP measure calculated as Adjusted Net Income (Loss) attributable to On Deck Capital, Inc. common stockholders for the period divided by average total On Deck Capital, Inc. stockholders’ equity for the period. For periods of less than one year, the metric is annualized based on four quarters per year and is not business day or calendar day-adjusted. We believe Adjusted Return on Equity is useful because it provides investors with a supplemental metric to assess our performance across multiple periods without the effects of stock-based compensation, which is a non-cash expense based on equity grants made to participants in our equity plans at specified prices and times but which does not necessarily reflect how our business is performing, and items which may only affect our operating results periodically, all as shown in the non-GAAP reconciliation presentation of this metric. Our use of Adjusted Return on Equity has limitations as an analytical tool and you should not consider it in isolation, as a substitute or superior to Return on Equity, which is the most comparable GAAP metric. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures for a discussion and reconciliation of Adjusted Net Income (Loss) to net income (loss).

On Deck Capital, Inc. and Subsidiaries
Consolidated Average Balance Sheets
(in thousands)

	Three Months Ended March 31,
	2019	2018
Assets
Cash and cash equivalents	$48,115	$49,812
Restricted cash	48,182	53,007
Loans held for investment	1,203,131	983,988
Less: Allowance for loan losses	(145,742)	(114,839)
Loans held for investment, net	1,057,389	869,149
Property, equipment and software, net	16,494	20,866
Other assets	38,842	14,026
Total assets	$1,209,022	$1,006,860
Liabilities and equity
Liabilities:
Accounts payable	$5,053	$2,853
Interest payable	2,646	2,300
Debt	838,867	703,307
Accrued expenses and other liabilities	54,679	31,410
Total liabilities	901,245	739,870
Total On Deck Capital, Inc. stockholders' equity	303,321	263,195
Noncontrolling interest	4,456	3,795
Total equity	307,777	266,990
Total liabilities and equity	$1,209,022	$1,006,860

Memo:
Unpaid Principal Balance	$1,177,801	$966,327
Interest Earning Assets	$1,299,428	$1,086,807
Loans	$1,203,131	$983,988

Average Balance Sheet line items for the period represent the average of the balance at the beginning of the first month of the period and the end of each month in the period.

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
Our use of Adjusted Net Income (Loss) has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted Net Income (Loss) does not reflect the potentially dilutive impact of stock-based compensation; and

•	Adjusted Net Income (Loss) excludes charges we are required to incur in connection with real estate dispositions, severance obligations, debt extinguishment costs and sales tax refunds.
The following tables present reconciliations of net income (loss) to Adjusted Net Income (Loss) and net income (loss) per share to Adjusted Net Income (Loss) per Share for each of the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except shares and per share data)
Reconciliation of Net Income (Loss) Attributable to OnDeck to Adjusted Net Income (Loss)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$5,858	$(1,918)
Adjustments (after tax):
Stock-based compensation expense	2,436	3,210
Real estate disposition charges	—	4,187
Severance and executive transition expenses	—	911
Adjusted Net Income (Loss)	$8,294	$6,390

Adjusted Net Income (Loss) per share:
Basic	$0.11	$0.09
Diluted	$0.10	$0.08
Weighted-average common shares outstanding:
Basic	75,539,535	73,977,241
Diluted	79,115,037	77,352,294
Below are reconciliations of the Adjusted Net income (loss) per basic and diluted share to the most directly comparable measures calculated in accordance with GAAP.

	Three Months Ended March 31,
Reconciliation of Net Income (Loss) per Basic Share to Adjusted Net Income (Loss) per Basic Share	2019	2018
	(per share)
Net income (loss) per basic share attributable to On Deck Capital, Inc. common stockholders	$0.08	$(0.03)
Add / (Subtract):
Stock-based compensation expense	0.03	0.04
Real estate disposition charges	—	0.06
Severance and executive transition expenses	—	0.02
Adjusted Net Income (Loss) per Basic Share	$0.11	$0.09

	Three Months Ended March 31,
Reconciliation of Net Income (Loss) per Diluted Share to Adjusted Net Income (Loss) per Diluted Share	2019	2018
	(per share)
Net income (loss) per diluted share attributable to On Deck Capital, Inc. common stockholders	$0.07	$(0.03)
Add/ (Subtract):
Stock-based compensation expense	0.03	0.04
Real estate disposition charges	—	0.06
Severance and executive transition expenses	—	0.01
Adjusted Net Income (Loss) per Diluted Share	$0.10	$0.08

Adjusted Efficiency Ratio
Adjusted Efficiency Ratio is non-GAAP measure calculated as total operating expense divided by gross revenue for the period, adjusted to exclude (a) stock-based compensation expense and (b) items management deems to be non-representative of operating results or trends.

	Three Months Ended March 31,
	2019	2018

Reconciliation of Efficiency Ratio to Adjusted Efficiency Ratio
Total operating expense	$48,284	$44,551
Gross revenue	$110,167	$90,280
Efficiency Ratio	43.8%	49.3%
Adjustments (pre-tax):
Stock-based compensation expense	$3,083	$3,210
Real estate disposition charges	—	4,187
Severance and executive transition expenses	—	911
Operating expenses less noteworthy items	$45,201	$36,243
Gross revenue	$110,167	$90,280
Adjusted Efficiency Ratio	41.0%	40.1%

Adjusted Return on Assets
Adjusted Return on Assets represents net income (loss) attributable to OnDeck adjusted to exclude the items shown in the table below divided by average total assets.

	Three Months Ended March 31,
	2019	2018
	(in thousands, except share and per share data)
Reconciliation of Return on Assets to Adjusted Return on Assets
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$5,858	$(1,918)
Average total assets	$1,209,022	$1,006,860
Return on Assets	1.9%	(0.8)%
Adjustments (after tax):
Stock-based compensation expense	$2,436	$3,210
Real estate disposition charges	—	4,187
Severance and executive transition expenses	—	911
Adjusted Net Income (Loss)	$8,294	$6,390
Average total assets	$1,209,022	$1,006,860
Adjusted Return on Assets	2.7%	2.5%

Adjusted Return on Equity
Adjusted Return on Equity represents net income (loss) attributable to OnDeck adjusted to exclude the items shown in the table below divided by average total On Deck Capital, Inc. stockholders' equity.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Reconciliation of Return on Equity to Adjusted Return on Equity
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$5,858	$(1,918)
Average OnDeck stockholders' equity	$303,321	$263,195
Return on Equity	7.7%	(2.9)%
Adjustments (after tax):
Stock-based compensation expense	$2,436	$3,210
Real estate disposition charges	—	4,187
Severance and executive transition expenses	—	911
Adjusted Net Income (Loss)	$8,294	$6,390
Average total On Deck Capital, Inc. stockholders' equity	$303,321	$263,195
Adjusted Return on Equity	10.9%	9.7%

Key Factors Affecting Our Performance
2019 Strategic Priorities
Our primary focus remains on prudently growing the business while increasing profitability. The core elements of our growth strategy include:
•Expanding the scale and efficiency of our U.S. lending franchise;
•Investing in growth adjacencies, including ODX, equipment finance and international; and
•Innovating on our core strengths in risk, technology and funding.
We plan to continue to invest significant resources to accomplish these goals. As a result, our total operating expense increased in absolute dollars during 2018 and we anticipate it will continue to increase through 2019. These investments are intended to contribute to our long-term growth, but they may affect our near-term financial results.
In October 2018, we announced the launch of ODX, a wholly-owned subsidiary that focuses on helping banks digitize their small business lending process.  ODX offers a combination of software, analytic insights, and professional services that allow banks to bring their small business lending process online.  At the core of the ODX solution is a modular and scalable SaaS platform that enables banks to either create a fully end-to-end digital experience for their customers or to select certain components for specific functions.  We believe ODX can help banks improve customer experiences, increase portfolio growth, and reduce processing costs.  We expect ODX results to reflect a period of net investment as it builds its infrastructure and capabilities to grow existing and develop additional bank relationships.
Originations
During the three months ended March 31, 2019 and 2018, we originated $636 million and $591 million of loans, respectively. The increase in originations in the three months ended March 31, 2019 relative to the same period in 2018 was partly driven by the addition of new customers, including those in newly eligible industries, the continued growth of our line of credit originations, and an increase in the volume of renewals from existing customers. The above-mentioned increase of originations was primarily due to growth in our strategic partner channel, and to a lesser extent in the FAP channel, which was partially offset by a decline in the direct channel. The average term loan size was $53 thousand at March 31, 2019, down from an average term loan size of $58 thousand at March 31, 2018. Meanwhile, our aggregate unit volume increased by 15% from the year-ago quarter.
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
The following table summarizes the percentage of loans made to all customers originated by our three distribution channels for the periods indicated. From time to time management may proactively adjust our originations channel mix based on market conditions. Our direct channel remains our largest channel as a percentage of origination dollars. Our strategic partner channel increased as a percentage of originations from the first quarter of 2018 compared to the first quarter of 2019, while our direct and FAP channel percentage of originations decreased period over period.

	Three Months Ended March 31,
Percentage of Originations (Dollars)	2019	2018
Direct	43.0%	47.9%
Strategic Partner	29.8%	23.3%
Funding Advisor	27.2%	28.8%
We originate term loans and lines of credit to customers who are new to OnDeck as well as to existing customers. New originations are defined as new term loan originations plus all line of credit draws in the period, including subsequent draws on existing lines of credit. Renewal originations include term loans only. We believe our ability to increase adoption of our loans within our existing customer base will be important to our future growth. A component of our future growth will include increasing the length of our customer life cycle by expanding our loan offerings and features. In the three months ended March 31, 2019 and 2018 originations from our repeat customers were 50.4% and 52.1% respectively, of total originations to all customers. We believe our significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in our loan features and services. Repeat customers generally show improvements in several key metrics. From our 2016 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 33.7% and 39.8% from their initial loan to their third loan. Similarly, from our 2017 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 29.5% and 39.9%. In the three months ended March 31, 2019, 30.8% of our origination volume from repeat customers was due to unpaid principal balance rolled from existing loans directly into such repeat originations. In order for a current customer to qualify for a renewal term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

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

	Three Months Ended March 31,
Percentage of Originations (Dollars)	2019	2018
New	49.6%	47.9%
Repeat	50.4%	52.1%

Loans

Loans held for investment consist of term loans and lines of credit that require daily or weekly repayments. We have both the ability and intent to hold these loans to maturity. Loans held for investment are carried at amortized cost. The amortized cost of a loan is the unpaid principal balance plus net deferred origination costs. Net deferred origination costs are comprised of certain direct origination costs, net of all loan origination fees received. Loan origination fees include fees charged to the borrower related to origination that increase the loan yield. Loan origination costs are limited to direct costs attributable to originating a loan, including commissions and personnel costs directly related to the time spent by those individuals performing activities related to loan origination. Direct origination costs in excess of loan origination fees received are included in the loan balance and for term loans are amortized over the life of the term loan using the effective interest method, while for lines of credit principal amounts drawn are amortized using the straight line method over 6 months. Loans held for investment increased from $1.0 billion at March 31, 2018 to $1.2 billion at March 31, 2019, reflecting the increase in originations over the 4-quarter period.

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
As of March 31, 2019, our customers pay between 0.004 and 0.043 cents per month in interest for every dollar they borrow under one of our term loans. Historically, our term loans have been primarily quoted in Cents on Dollar, or COD, which reflects the monthly interest paid by a customer to us per dollar borrowed for a loan. Lines of credit have been historically quoted in APR. As of March 31, 2019, the APRs of our term loans outstanding ranged from 11.9% to 99.4% and the APRs of our lines of credit outstanding ranged from 11.0% to 57.9%.
We believe that our product pricing has historically fallen between traditional bank loans to small businesses and certain non-bank small business financing alternatives such as merchant cash advances.

	For the Year			For the Quarter
	2016	2017	2018	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019
Weighted Average Term Loan "Cents on Dollar" Borrowed, per Month	1.82¢	1.95¢	2.14¢	2.08¢	2.15¢	2.17¢	2.17¢	2.19¢
Weighted Average APR - Term Loans and Lines of Credit	41.4%	43.7%	46.9%	46.0%	47.2%	47.5%	47.0%	46.9%
The pricing increases in 2017 and 2018 were primarily a reflection of past and expected future increases in the underlying market interest rates that we, like many other lenders in the market, were passing on to our customers. Additionally, in 2017 and 2018 we increased our originations in the funding advisor channel, which typically have higher APRs than the direct and strategic partner channels. The decrease of APR in the first quarter of 2019 compared to the fourth quarter of 2018 reflected the decrease in the originations in the funding advisor channel during the first quarter of 2019.
We consider Loan Yield as a key pricing measure. Loan Yield is the rate of return we earn on loans outstanding during a period. Our Loan Yield differs from APR in that it takes into account deferred origination fees and deferred origination costs. Deferred origination fees include fees paid up front to us by customers when loans are originated and decrease the carrying value of loans, thereby increasing the Loan Yield. Deferred origination costs are limited to costs directly attributable to originating loans such as commissions, vendor costs and personnel costs directly related to the time spent performing activities related to loan origination and increase the carrying value of loans, thereby decreasing the Loan Yield. Our decision to hold more delinquent loans on balance sheet for collection rather than sell those loans to third parties reduces Loan Yield.

Loan Yield
For the Year			For the Quarter
2016	2017	2018	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019
33.2%	33.8%	36.2%	35.6%	36.1%	36.5%	36.6%	35.6%

In addition to individual loan pricing, and the number of days in a period, there are many other factors that can affect Loan Yield, including:

•
Channel Mix - In general, loans originated from the strategic partner channel have lower Loan Yields than loans from the direct and funding advisor channel. This is primarily due to the strategic partner channel's higher commissions as compared to the direct channel, and lower pricing as compared to the funding advisor channel.

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower Loan Yields, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher Loan Yield loans because total payback is typically higher compared to a shorter length term for the same principal loan amount.  Following the introduction of our 24-month and 36-month term loans, the average length of new term loan originations had increased from 10.8 months for the year ended December 31, 2014 to 13.3 months for the year ended December 31, 2016. As part of our 2017 credit tightening, when appropriate, the offered duration of term loans to certain customers was shortened to control duration risk. For the three months ended March 31, 2019, the average length of new term loan originations was 11.4 months and was consistent to the average length of new term originations for the three months ended March 31, 2018.

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

•
Loan Mix - In general, lines of credit have lower Loan Yields than term loans. For the three months ended March 31, 2019, the weighted average line of credit APR was 33.7%, compared to 50.2% for term loans.  Draws by line of credit customers increased to 23.5% of total originations for the three months ended March 31, 2019 from 20.5% in three months ended March 31, 2018.

Interest Expense
We source financing principally through debt facilities and securitizations with a diverse group of banks, insurance companies and other institutional lenders. Interest expense consist of the interest expense we incur on our debt, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining this debt, such as banker fees, origination fees and legal fees and, in applicable periods, certain costs associated with our interest rate hedging activity. Cost of Funds Rate is calculated as interest expense divided by average debt outstanding for the period. Our Cost of Funds Rate decreased to 5.4% for the three months ended March 31, 2019 as compared to 6.8% for the three months ended March 31, 2018. The decrease in our Cost of Funds Rate was driven by the decrease in our weighted average interest rate on debt outstanding. That decrease was attributable to decreases in interest rate spread (the applicable percentage rate above the benchmark interest rate charged by the lender) which was partially offset by an increase in benchmark rates.
Credit Performance
Credit performance refers to how credit losses on a portfolio of loans performs relative to expectations. Generally speaking, perfect credit performance is a loan that is repaid in full and in accordance with the terms of the agreement, meaning that all amounts due were repaid in full and on time. However, no portfolio is without risk and a certain amount of losses are expected. In this respect, credit performance must be assessed relative to pricing and expectations. Because a certain degree of losses are expected, pricing will be determined with the goal of allowing for estimated losses while still generating the desired rate of return after taking into account those estimated losses. When a portfolio has higher than estimated losses, the desired rate of return may not be achieved, and that portfolio would be considered to have underperformed. Conversely, if the portfolio incurred lower than estimated losses, resulting in a higher than expected rate of return, the portfolio would be considered to have overperformed.
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

Net Charge-off Rate
Our Net Charge-off Rate, which is calculated as our annualized net charge-offs for the period divided by the average Unpaid Principal Balance outstanding, increased from 10.9% in three months ended March 31, 2018 to 12.2% in three months ended March 31, 2019, driven by credit expansion, channel mix changes and changes in small business sentiment and behavior. In addition, the Net Charge-off Rate in the three months ended March 31, 2018 was unusually low by historical standards reflecting our decision to tighten our credit policies in the first half of 2017.
Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by cohort. Net lifetime charge-offs are the unpaid principal balance charged off less recoveries of loans previously charged off. A given cohort’s net lifetime charge-off ratio is the cohort’s net lifetime charge-offs through March 31, 2019 divided by the cohort’s total original loan volume. Repeat loans in the denominator include the full renewal loan principal, rather than the net funded amount, which is the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment and 30 days of inactivity. The chart immediately below includes all term loan originations, including loans sold through OnDeck Marketplace or held for sale on our balance sheet.

Net Charge-off Ratios by Cohort Through March 31, 2019

	For the Year			For the Quarter
	2015	2016	2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019
Principal Outstanding as of March 31, 2019 by Period of Origination	—%	0.1%	0.6%	2.9%	9.4%	27.2%	58.1%	85.1%

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
Given that the originations in the fourth quarter of 2018 and first quarter of 2019 cohorts are relatively unseasoned as of March 31, 2019, these cohorts reflect low lifetime charge-off ratios in the total loans chart below. Further, given our loans are typically charged off after 90 days of nonpayment and 30 days of inactivity, all cohorts reflect minimal charge offs for the first three months in the chart below.

Net Cumulative Lifetime Charge-off Ratios
All Loans

10.0%
9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24
Month
2015
2016
2017
2018 Q1
2018 Q2
2018 Q3
2018 Q4
2019 Q1

	For the Year				For the Quarter
Originations	2015	2016	2017	2018	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019
All term loans (in millions)	$1,704	$2,052	$1,697	$1,972	$469	$465	$520	$517	$486
Weighted average term (months) at origination	12.4	13.2	12.1	11.8	11.8	11.8	11.9	11.8	11.7

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
By design, the broad credit tightening resulted in a significant decline in originations for the second quarter of 2017 and a significant decline in the net cumulative lifetime charge-off ratios for loans originated in that quarter. Subsequent cohorts have incorporated measured and targeted credit optimization designed to bring our net cumulative charge-off ratios in line with business model objectives. Loans originated after the second quarter of 2018 are not yet seasoned enough for meaningful comparison.

15+ Day Delinquency Ratio
The 15+ Day Delinquency Ratio is the aggregate Unpaid Principal Balance for our loans that are 15 or more calendar days past due as of the end of the period as a percentage of the Unpaid Principal Balance.
The 15+ Day Delinquency ratio increased from 6.7% at March 31, 2018 to 8.7% at March 31, 2019 driven by our decision in 2018 to hold and collect delinquent loans longer, credit tests we performed in 2018, and a normalizing credit environment in 2019. The increase in loans 15-89 days past due was primarily driven by the credit testing we performed in 2018, while the increase in loans 90+ days past due primarily reflects the change in our collection strategy.
Reserve Ratio
The Reserve Ratio, which is the allowance for loan losses divided by the Unpaid Principal Balance as of a specific date, is a comprehensive measurement of our allowance for loan losses because it presents, as a percentage, the portion of the total Unpaid Principal Balance for which an allowance has been recorded. Our Reserve Ratio increased from 12.0% at March 31, 2018, to

12.5% at March 31, 2019. The increase in the Reserve Ratio reflects higher delinquencies including a greater proportion of late stage delinquencies, ongoing credit testing, and a normalizing credit environment in 2019.
Provision Rate

The Provision Rate is the provision for loan losses divided by the new originations volume of loans held for investment. Originations include the full renewal loan principal of repeat loans, rather than the net funded amount.
Our Provision Rate increased in the first quarter of 2019 to 6.8% from 6.0% in the fourth quarter of 2018 and 6.1% in the first quarter of 2018. This increase in Provision Rate was primarily driven by the deterioration of loans originated in the second half of 2018, the impact of credit testing and a normalizing credit environment.
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

Customer Acquisition Costs
Our customer acquisition costs, or CACs, differ depending upon the acquisition channel. CACs in our direct channel include the commissions paid to our internal sales force and expenses associated with items such as direct mail, social media and other online marketing activities. CACs in our strategic partner channel and funding advisor channel include commissions paid. CACs in all channels include new originations as well as renewals. For both the three months ended March 31, 2019 and March 31, 2018 our FAP channel had the highest CAC per unit, while our strategic partner channel had the lowest CAC per unit.
Our CACs, on a combined basis for all three acquisition channels increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.  Our CACs evaluated as a percentage of originations, increased for our FAP and direct channel, and decreased slightly for our strategic partner channel period over period. The increase in absolute dollars was primarily attributable to an increase in CACs in our strategic partner channel driven by an increase in external commissions and origination volume.
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
Other Revenue. Other revenue includes fees generated by ODX, marketing fees earned from our issuing bank partner, monthly fees charged to customers for our line of credit, and referral fees from other lenders.
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
Interest Expense. Interest expense consists of the interest expense we incur on our debt, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining this debt, such as banker fees, origination fees and legal fees and, in applicable periods, certain costs associated with our interest rate hedging activity. Our interest expense and Cost of Funds Rate will vary based on a variety of external factors, such as credit market conditions, general interest rate levels and spreads, as well as OnDeck-specific factors, such as origination volume and credit quality. We expect interest expense will increase in absolute dollars as we increase borrowings to fund portfolio growth.

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

Provision for Income Taxes
Our provision for income taxes includes tax expense for our global operations, including the tax expense incurred by our non-U.S. entities, and our annual effective tax rate is an estimated, blended rate of all jurisdictions; federal, state and foreign. We expect to incur income tax expense for the remainder of 2019 and thereafter as we currently estimate that we will be profitable and will fully utilize our net operating losses. We may begin to recognize a portion of our deferred tax asset in 2019 if our actual and projected profitability are significant enough to support the realizability of the deferred tax assets. We may release portions of our valuation allowance in 2019 and thereafter if we achieve our forecasted profitability levels and that profitability is deemed sufficient to support the realizability of the net deferred tax assets

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated.
Comparison of Years Ended March 31, 2019 and 2018

	Three Months Ended March 31,

	2019		2018		2019 vs 2018
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$105,991	96.2%	$86,369	95.7%	$19,622	22.7%
Gain on sales of loans	—	—	—	—	—	—
Other revenue	4,176	3.8	3,911	4.3	265	6.8
Gross revenue	110,167	100.0	90,280	100.0	19,887	22.0
Cost of revenue:
Provision for loan losses	43,291	39.3	36,293	40.2	6,998	19.3
Interest expense	11,332	10.3	11,872	13.2	(540)	(4.5)
Total cost of revenue	54,623	49.6	48,165	53.4	6,458	13.4
Net revenue	55,544	50.4	42,115	46.6	13,429	31.9
Operating expenses:
Sales and marketing	11,960	10.9	10,598	11.7	1,362	12.9
Technology and analytics	16,806	15.3	11,007	12.2	5,799	52.7
Processing and servicing	5,489	5.0	5,221	5.8	268	5.1
General and administrative	14,029	12.7	17,725	19.6	(3,696)	(20.9)
Total operating expenses	48,284	43.9	44,551	49.3	3,733	8.4
Income (loss) before provision for income taxes	7,260	6.5	(2,436)	(2.7)	9,696	398.0
Provision for income taxes	1,740	1.6	—	—	1,740	—
Net income (loss)	$5,520	4.9%	$(2,436)	(2.7)%	$7,956	326.6%
Net income (loss)
For the three months ended March 31, 2019, net income increased to $5.5 million from a loss of $(2.4) million for the three months ended March 31, 2018 while adjusted net income, a non-GAAP measure, increased to $8.3 million from $6.4 million over the same period. These increases were primarily attributable to a 22.0% increase in revenue, partially offset by a 13.4% increase in cost of revenue and an 8.4% increase in operating expenses. Basic earnings per share increased from $(0.03) per share to $0.08 per share. Similarly, our Return on Assets increased to 1.9% from (0.8)% while our Return on Equity increased to 7.7% from (2.9)%. Our adjusted Return on Assets, a non-GAAP measure, increased to 2.7% from 2.5% while our adjusted Return on Equity, a non GAAP measure, increased to 10.9% from 9.7%. See Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures for a discussion and reconciliation of Non-GAAP measures.

Revenue

	Three Months Ended March 31,

	2019		2018		2019 vs 2018
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest income	$105,991	96.2%	$86,369	95.7%	$19,622	22.7%
Other revenue	4,176	3.8	3,911	4.3	265	6.8
Gross revenue	$110,167	100.0%	$90,280	100.0%	$19,887	22.0%
Gross revenue increased by $19.9 million, or 22.0%, from $90.3 million to $110.2 million. This growth was in part attributable to a $19.6 million, or 22.7%, increase in interest income, which was primarily driven by the higher balance of loans being held on our balance sheet as evidenced by the 22% increase in Average Loans from $984.0 million to $1.2 billion.
Other revenue increased by $0.3 million, or 6.8%, primarily attributable to an increase in referral fees from other lenders and ODX revenue, partially offset by a decrease in marketing fees from our issuing bank partner.
Cost of Revenue

	Three Months Ended March 31,

	2019		2018		2019 vs 2018
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for loan losses	$43,291	39.3%	$36,293	40.2%	$6,998	19.3%
Interest expense	11,332	10.3	11,872	13.2	(540)	(4.5)
Total cost of revenue	$54,623	49.6%	$48,165	53.4%	$6,458	13.4%
Total cost of revenue increased by $6.5 million, or 13.4% from $48.2 million to $54.6 million. Provision for loan losses increased by $7.0 million, or 19.3%, from $36.3 million to $43.3 million. In accordance with GAAP, we recognize revenue on loans over their term, but provide for probable credit losses on the loans at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates. As a result, we believe that analyzing provision for loan losses as a percentage of originations, rather than as a percentage of gross revenue, provides more useful insight into our operating performance. Our provision for loan losses as a percentage of originations, or the Provision Rate, increased from 6.1% to 6.8%. The increase in Provision Rate was primarily driven by the deterioration of loans originated in the second half of 2018, the impact of credit testing and a normalizing credit environment.
Interest expense decreased by $0.5 million, or 4.5%, from $11.9 million to $11.3 million. As a percentage of gross revenue, interest expense decreased from 13.2% to 10.3%. The decrease in interest expense was primarily attributable to decreases in interest rate spread (the applicable percentage rate above the benchmark interest rate charged by the lender) and was partially offset by increases in Average Debt outstanding and benchmark rates. The Average Debt Outstanding during the first quarter of 2019 was $838.9 million up 19% from $703.3 million during the first quarter of 2018, while our Cost of Funds Rate decreased from 6.8% to 5.4%.

Operating Expense
Total operating expenses increased by $3.7 million, or 8.4%, from $44.6 million to $48.3 million. At March 31, 2019, we had 643 employees compared to 587 at December 31, 2018, a majority of the headcount increase occurred in technology and analytics. We increased our headcount and personnel-related costs across our business in order to support our growth strategy. We expect headcount to further increase in the remainder of 2019 reflecting investment in growth initiatives including the Evolocity business combination.
Given our focus on growth and profitability, we evaluate trends in our efficiency ratio as a key measure of our progress. Our efficiency ratio for the quarter ended March 31, 2019 was 43.8% which was an improvement from 49.3% for the quarter ended March 31, 2018. Our Adjusted Efficiency Ratio, a non-GAAP measure, increased from 40.1% for the quarter ended March 31, 2018 to 41.0% for the quarter ended March 31, 2019. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures for a discussion and reconciliation of Adjusted Efficiency Ratio.
Sales and Marketing

	Three Months Ended March 31,

	2019		2018		2019 vs 2018
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$11,960	10.9%	$10,598	11.7%	$1,362	12.9%
Sales and marketing expense increased by $1.4 million, or 12.9%, from $10.6 million to $12.0 million. The increase was primarily attributable to a $0.8 million increase in personnel-related costs. Additionally, the prior period quarter benefited from a $0.4 million credit related to lease terminations.

Technology and Analytics

	Three Months Ended March 31,

	2019		2018		2019 vs 2018
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$16,806	15.3%	$11,007	12.2%	$5,799	52.7%
Technology and analytics expense increased by $5.8 million, or 52.7%, from $11 million to $16.8 million. The increase was primarily attributable to $3.6 million of additional personnel-related costs as we continue to invest in our strategic initiatives and build our internal capabilities for the future. The increase also included higher software related costs and technology consultant expenses. Additionally, the prior period quarter benefited from a credit related to lease terminations.
Processing and Servicing

	Three Months Ended March 31,

	2019		2018		2019 vs 2018
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$5,489	5.0%	$5,221	5.8%	$268	5.1%
Processing and servicing expense increased by $0.3 million, or 5.1%, from $5.2 million to $5.5 million. The increase was primarily attributable to an increase in costs related to our in-house collection initiatives.

General and Administrative

	Three Months Ended March 31,

	2019		2018		2019 vs 2018
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$14,029	12.7%	$17,725	19.6%	$(3,696)	(20.9)%
General and administrative expense decreased by $3.7 million, or 20.9%, from $17.7 million to $14.0 million. The decrease was primarily attributable to a $5.7 million charge related to the lease terminations in the New York and Denver offices in the first quarter of 2018, which was partially offset by increases in personnel-related costs, professional fees, travel expenses and occupancy costs.
Provision for Income Taxes

	Three Months Ended March 31,

	2019		2018		2019 vs 2018
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Provision for Income Taxes	$1,740	1.6%	$—	—%	$1,740	—%
During the three months ended March 31, 2019 we recorded a provision for income taxes for $1.7 million, representing an effective tax rate of 24%. Through December 31, 2018, we had not been required to pay any material U.S. federal or state income taxes nor any foreign income taxes because of accumulated net operating losses. As of December 31, 2018, we had approximately $3.7 million of federal net operating loss carryforwards and approximately $14.9 million of state net operating loss carryforwards available to reduce future taxable income, unless limited due to historical or future ownership changes. The federal net operating loss carryforwards will begin to expire at various dates beginning in 2027. We expect to have used a significant portion of our net operating losses in 2018 and we do not anticipate having adequate net operating losses in 2019 to fully offset our tax expense.
As of December 31, 2018, a full valuation allowance of $37.6 million was recorded against our net deferred tax assets.
Liquidity and Capital Resources
During the three months ended March 31, 2019 and 2018, we originated $636 million and $591 million, respectively, of loans utilizing a diversified set of funding sources, including cash on hand, third-party lenders (through debt facilities and securitization), and the cash generated by our operating, investing and financing activities.
Cash on Hand
At March 31, 2019, we had approximately $60 million of cash on hand to fund our future operations which was comparable to December 31, 2018.
Current Debt Facilities
The following table summarizes our debt facilities as of March 31, 2019.

	Maturity Date		Weighted Average Interest Rate	Borrowing Capacity	Principal Outstanding
				(in millions)
Debt:
OnDeck Asset Securitization Trust II LLC	April 2022	(1)	3.8%	$225.0	$225.0
OnDeck Account Receivables Trust 2013-1 LLC	March 2022	(2)	4.2%	180.0	114.4
Receivable Assets of OnDeck, LLC	September 2021	(3)	4.7%	119.7	111.6
OnDeck Asset Funding II LLC	August 2022	(4)	5.5%	175.0	106.4
Prime OnDeck Receivable Trust II, LLC	March 2022	(5)	4.6%	180.0	116.8
Loan Assets of OnDeck, LLC	October 2022	(6)	4.2%	150.0	106.6
Corporate Debt	January 2021		5.5%	85.0	20.0
Other Agreements	Various	(7)	5.6%	71.9	49.4
Total Debt			4.5%	$1,186.6	$850.2

(1)	The period during which new loans may be purchased under this securitization transaction expires in March 2020.

(2)
The period during which new borrowings may be made under this facility was extended to March 2021 pursuant to an amendment described in Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.

(3)
The period during which new borrowings of Class A revolving loans may be made under this debt facility expires in December 2020. The $19.7 million of Class B borrowing capacity matures in December 2019.

(4)	The period during which new borrowings may be made under this facility expires in August 2021.

(5)
The period during which new borrowings may be made under this facility was extended to March 2021 pursuant to an amendment described in Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.

(6)	The period during which new borrowings may be made under this debt facility expires in April 2022.

(7)	The periods during which new borrowings may be made under the various agreements expire between December 2019 and June 2021. Maturity dates range from June 2020 through December 2022.
Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.
Cash and Cash Equivalents, Loans (Net of Allowance for Loan Losses), and Cash Flows
The following table summarizes our cash and cash equivalents, loans (net of ALLL) and cash flows:

	As of or for the Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$60,085	$70,415
Restricted cash	$44,632	$44,709
Loans held for investment, net	$1,055,125	$892,023
Cash provided by (used in):
Operating activities	$68,793	$53,867
Investing activities	$(87,515)	$(98,645)
Financing activities	$25,878	$45,381
Our cash and cash equivalents at March 31, 2019 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments, deposit accounts or other arrangements designed to preserve the principal balance and maintain adequate liquidity. Our excess cash may be invested primarily in overnight sweep accounts, money market instruments or similar arrangements that provide competitive returns consistent with our polices and market conditions.
Our restricted cash represents funds held in accounts as reserves on certain debt facilities and as collateral for issuing bank partner transactions. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements but have the ability to use these funds to finance loan originations, subject to meeting borrowing base requirements. Our policy is to invest restricted cash held in debt facility related accounts in investments designed to preserve the principal balance and provide liquidity. Accordingly, such cash is invested primarily in money market instruments that offer daily purchase and redemption and provide competitive returns consistent with our policies and market conditions.
Cash Flows
Operating Activities
For the three months ended March 31, 2019, net cash provided by our operating activities was $68.8 million, which was primarily the result of interest payments from our customers of $121.9 million, less $41.9 million utilized to pay our operating expenses and $9.9 million we used to pay the interest on our debt. During that same period, accounts payable and accrued expenses and other liabilities decreased by approximately $0.3 million.
For the three months ended March 31, 2018, net cash provided by our operating activities was $53.9 million, which was primarily the result of our cash received from our customers, including interest payments of $99.2 million, less $34.7 million utilized to pay our operating expenses and $10.5 million we used to pay the interest on our debt. During that same period, accounts payable and accrued expenses and other liabilities decreased by approximately $0.1 million.

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
For the three months ended March 31, 2019, net cash used to fund our investing activities was $87.5 million, and consisted primarily of $67.3 million of loan originations in excess of loan repayments received, $18.3 million of origination costs paid in excess of fees collected and $1.9 million for the purchase of property, equipment and software and capitalized internal-use software development costs.
For the three months ended March 31, 2018, net cash used to fund our investing activities was $98.6 million, and consisted primarily of $82.7 million of loan originations in excess of loan repayments received, $14.2 million of origination costs paid in excess of fees collected and $1.7 million for the purchase of property, equipment and software and capitalized internal-use software development costs.
Financing Activities
Our financing activities have consisted primarily of net borrowings from our securitization facility and our revolving debt facilities.
For the three months ended March 31, 2019, net cash provided by our financing activities was $25.9 million and consisted primarily of $27.9 million in net additional debt drawn down from our debt facilities and $3.1 million of payments of debt issuance costs. These uses of cash were partially offset by $1.3 million of cash received from the issuance of common stock under the employee stock purchase plan.
For the three months ended March 31, 2018, net cash provided by our financing activities was $45.4 million and consisted primarily of $44.8 million in net principal repayments of our debt related to our securitization and debt facilities and $0.1 million of payments of debt issuance costs. These uses of cash were partially offset by $0.8 million of cash received from the issuance of common stock under the employee stock purchase plan.
Operating and Capital Expenditure Requirements
We require substantial liquidity to fund our current operating and capital expenditure requirements. We expect these requirements to increase as we pursue our growth strategy.
Our originations for the three months ended March 31, 2019 and 2018 were $636 million and $591 million, respectively.
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

We estimate that at March 31, 2019, approximately $341 million of our own cash had been invested in our loan portfolio, approximately two-thirds of which was used to fund our portfolio's residual value. Investing in our portfolio's residual value is a requirement of our funding model and will remain a use of cash so long as we continue to grow loan balances.
We expect to use cash flow generated from operations for various corporate purposes including to fund a portion of our lending activities including funding residual growth. In addition, we may also finance residual growth through our available liquidly sources such as our corporate line of credit or by introducing additional subordinated notes in our debt facilities.
As of March 31, 2019, none of our capacity is scheduled to expire before March 31, 2020. In order to maintain and grow our current rate of loan originations over the next twelve months, we will be required to secure additional funding. We plan to do this through one or more of the following sources: new asset-backed securitization transactions, new debt facilities and extensions and increases to existing debt facilities. Historically we have been successful in accessing the asset-backed loan market on terms acceptable to us, and we anticipate that we will be able to do so into the foreseeable future. However, if we deem the cost of accessing the asset-backed loan market to be in excess of an appropriate rate, we may elect to use available cash, OnDeck Marketplace, or other financing options available to us. Furthermore, we could decide to alter the types of loans we originate, such that more loans are eligible for credit facilities, or we could decide to slow down the rate of originations. We are currently in various stages of discussions with multiple potential funding sources. While we expect to be able to obtain additional capacity on market terms, there can be no assurance that we will be successful.
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
Contractual Obligations
Other than as described under the subheading "Liquidity and Capital Resources," and in Note 5 and Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements, there have been no material changes in our commitments under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Critical Accounting Policies and Significant Judgments and Estimates
There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

Recently Issued Accounting Pronouncements and JOBS Act Election
Recent Accounting Pronouncements Not Yet Adopted
Refer to Note 1, Organization and Summary of Significant Accounting Policies, contained in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this report for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial conditions
JOBS Act
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
There have been no material changes from the information previously reported under "Part II, Item 7A" of our Annual Report on Form 10-K for the year ended December 31, 2018

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
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

PART I

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
Our current and prospective investors should carefully consider the risks described in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, and other documents that we file with the SEC from time to time which are available on the SEC website at www.sec.gov, and all other information contained in this report, including our unaudited condensed consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Cautionary Note Regarding Forward-Looking Statements,” before making investment decisions regarding our securities. The risks and uncertainties in our Form 10-K are not the only ones we face, but include the most significant factors then known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of these risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

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
Date: May 9, 2019

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia Chief Accounting Officer (Principal Accounting Officer)
Date: May 9, 2019

Exhibit Index

Exhibit Number	Description	Filed / Incorporated by Reference from Form *	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	12/22/2014
3.2	Amended and Restated Bylaws	10-Q	3.2	11/6/2018
4.1	Form of common stock certificate.	S-1	4.1	11/10/2014
4.2	Form of warrant to purchase common stock.	S-1	4.6	11/10/2014
10.1
Amendment No. 1 to the Credit Agreement, dated as of September 5, 2018, by and among Loan Assets of OnDeck, LLC, as Borrower, the Lenders party thereto from time to time, 20 Gates Management LLC, as Administrative Agent for the Class A Lenders and Deutsche Bank Trust Company Americas, as Paying Agent and as Collateral Agent for the Secured Parties.
		Filed herewith.
10.2
Amendment No. 2 to the Credit Agreement, dated as of February 8, 2019, by and among Loan Assets of OnDeck, LLC, as Borrower, the Lenders party thereto from time to time, 20 Gates Management LLC, as Administrative Agent for the Class A Lenders and Deutsche Bank Trust Company Americas, as Paying Agent and as Collateral Agent for the Secured Parties.

		Filed herewith.
10.3
Fifth Amended and Restated Credit Agreement, dated as of March 12, 2019, by and among OnDeck Account Receivables Trust 2013-1 LLC, as Borrower, the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as Administrative Agent for the Lenders and Collateral Agent for the Secured Parties, Deutsche Bank Trust Company Americas, as Paying Agent for the Lenders, and Deutsche Bank Securities Inc., as Syndication Agent, Documentation Agent and Lead Arranger.
		Filed herewith.
10.4
Amended and Restated Credit Agreement, dated as of March 12, 2019, by and among Prime OnDeck Receivable Trust II, LLC, as Borrower, the Lenders party thereto from time to time, Credit Suisse, AG, New York Branch, as Administrative Agent for the Class A Lenders, and Wells Fargo Bank, N.A., as Paying Agent and as Collateral Agent
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