Form 10-Q
period 2019-06-30
On Deck Capital, Inc.
filed 2019-08-07
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
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
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2019 was 76,301,387.

On Deck Capital, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$58,744	$59,859
Restricted cash	43,336	37,779
Loans and finance receivables	1,207,609	1,169,407
Less: Allowance for credit losses	(145,739)	(140,040)
Loans and finance receivables held for investment, net	1,061,870	1,029,367
Property, equipment and software, net	17,088	16,700
Other assets	67,169	18,115
Total assets	$1,248,207	$1,161,820
Liabilities, mezzanine equity and stockholders' equity
Liabilities:
Accounts payable	$5,819	$4,011
Interest payable	2,687	2,385
Debt	841,602	816,231
Accrued expenses and other liabilities	65,135	36,708
Total liabilities	915,243	859,335
Commitments and contingencies (Note 12)
Mezzanine equity:
Redeemable noncontrolling interest	15,122	—
Stockholders’ equity:
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 79,338,337 and 78,412,291 shares issued and 76,301,387 and 75,375,341 outstanding at June 30, 2019 and December 31 2018, respectively.	401	396
Treasury stock—at cost	(5,656)	(5,656)
Additional paid-in capital	508,630	502,003
Accumulated deficit	(186,997)	(196,959)
Accumulated other comprehensive loss	(1,894)	(1,832)
Total On Deck Capital, Inc. stockholders' equity	314,484	297,952
Noncontrolling interest	3,358	4,533
Total stockholders' equity	317,842	302,485
Total liabilities, mezzanine equity and stockholders' equity	$1,248,207	$1,161,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Interest and finance income	$105,641	$92,209	$211,440	$178,438
Other revenue	4,605	3,247	8,781	7,158
Gross revenue	110,246	95,456	220,221	185,596
Cost of revenue:
Provision for credit losses	42,951	33,293	86,242	69,586
Interest expense	11,381	12,245	22,713	24,117
Total cost of revenue	54,332	45,538	108,955	93,703
Net revenue	55,914	49,918	111,266	91,893
Operating expense:
Sales and marketing	13,307	11,432	25,267	22,030
Technology and analytics	16,681	12,799	33,487	23,806
Processing and servicing	5,609	5,041	11,098	10,262
General and administrative	16,353	16,034	30,382	33,759
Total operating expense	51,950	45,306	100,234	89,857
Income (loss) from operations, before provision for income taxes	3,964	4,612	11,032	2,036
Provision for income taxes	1,796	—	3,536	—
Net income (loss)	2,168	4,612	7,496	2,036
Less: Net income (loss) attributable to noncontrolling interest	(2,127)	(1,016)	(2,465)	(1,535)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$4,295	$5,628	$9,961	$3,571
Net income (loss) per share attributable to On Deck Capital, Inc. common stockholders:
Basic	$0.06	$0.08	$0.13	$0.05
Diluted	$0.05	$0.07	$0.13	$0.05
Weighted-average common shares outstanding:
Basic	76,137,751	74,385,446	75,840,604	74,182,929
Diluted	78,901,601	78,288,267	79,013,757	77,786,748
Comprehensive income (loss):
Net income (loss)	$2,168	$4,612	$7,496	$2,036
Other comprehensive income (loss):
Unrealized (loss) on derivative instrument	(124)	—	(866)	—
Foreign currency translation adjustment	405	(395)	771	(508)
Comprehensive income (loss)	2,449	4,217	7,401	1,528
Less: Comprehensive income (loss) attributable to noncontrolling interests	(58)	(179)	(32)	(229)
Less: Net income (loss) attributable to noncontrolling interest	(2,127)	(1,016)	(2,465)	(1,535)
Comprehensive income (loss) attributable to On Deck Capital, Inc. common stockholders	$4,634	$5,412	$9,898	$3,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interest
(in thousands, except share data)

	On Deck Capital, Inc.'s stockholders' equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Amount
Balance at December 31, 2017	73,822,001	$386	$490,200	$(224,047)	$(5,656)	$(52)	$260,831	$4,011	$264,842	$—
Stock-based compensation	—	—	3,122	—	—	—	3,122	—	3,122	—
Issuance of common stock through vesting of restricted stock units and option exercises	246,130	2	39	—	—	—	41	—	41	—
Employee stock purchase plan	196,360	1	918	—	—	—	919	—	919	—
Tax withholding related to vesting of restricted stock units	—	—	(118)	—	—	—	(118)	—	(118)	—
Currency translation adjustment	—	—	—	—	—	(63)	(63)	(50)	(113)	—
Net Income (loss)	—	—	—	(2,058)	—	—	(2,058)	(518)	(2,576)	—
Other	—	—	—	(1)	—	(3)	(4)	—	(4)	—
Balance-March 31, 2018	74,264,491	$389	$494,161	$(226,106)	$(5,656)	$(118)	$262,670	$3,443	$266,113	$—
Stock-based compensation	—	—	2,712	—	—	—	$2,712	—	$2,712	—
Issuance of common stock through vesting of restricted stock units and option exercises	376,513	2	(2)	—	—	—	—	—	—	—
Employee stock purchase plan	—	—	49	—	—	—	49	—	49	—
Tax withholding related to vesting of restricted stock units	—	—	(323)	—	—	—	(323)	—	(323)	—
Investment by noncontrolling interests	—	—	—	—	—	—	—	3,402	3,402	—
Currency translation adjustment	—	—	—	—	—	(216)	(216)	(179)	(395)	—
Net Income (loss)	—	—	—	5,628	—	—	5,628	(1,016)	4,612	—
Balance-June 30, 2018	74,641,004	$391	$496,597	$(220,478)	$(5,656)	$(334)	$270,520	$5,650	$276,170	$—

	On Deck Capital, Inc.'s stockholders' equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Amount

Balance at December 31, 2018	75,375,341	$396	$502,003	$(196,959)	$(5,656)	$(1,832)	$297,952	$4,533	$302,485	$—
Stock-based compensation	—	—	2,743	—	—	—	2,743	—	2,743	—
Issuance of common stock through vesting of restricted stock units and option exercises	264,364	2	45	—	—	—	47	—	47	—
Employee stock purchase plan	267,688	1	1,659	—	—	—	1,660	—	1,660	—
Tax withholding related to vesting of restricted stock units	—	—	(291)	—	—	—	(291)	—	(291)	—
Currency translation adjustment	—	—	—	—	—	340	340	26	366	—
Cash flow hedge	—	—	—	—	—	(742)	(742)	—	(742)	—
Net Income (loss)	—	—	—	5,666	—	—	5,666	(338)	5,328	—
Balance-March 31, 2019	75,907,393	$399	$506,159	$(191,293)	$(5,656)	$(2,234)	$307,375	$4,221	$311,596	$—
Stock-based compensation	—	—	2,965	—	—	—	$2,965	$—	$2,965	—
Issuance of common stock through vesting of restricted stock units and option exercises	393,994	2	26	—	—	—	28	—	28	—
Employee stock purchase plan	—	—	335	—	—	—	335	—	335	—
Tax withholding related to vesting of restricted stock units	—	—	(844)	—	—	—	(844)	—	(844)	—
Fair value of redeemable noncontrolling interest resulting from business combination	—	—	—	—	—	—	—	—	—	16,444
Currency translation adjustment	—	—	—	—	—	463	463	(49)	414	(9)
Cash flow hedge	—	—	—	—	—	(124)	(124)	—	(124)	—
Other	—	—	(11)	1	—	1	(9)	—	(9)	—
Net Income (loss)	—	—	—	4,295	—	—	4,295	(814)	3,481	(1,313)
Balance-June 30, 2019	76,301,387	$401	$508,630	$(186,997)	$(5,656)	$(1,894)	$314,484	$3,358	$317,842	$15,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$7,496	$2,036
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	86,242	69,586
Depreciation and amortization	3,574	4,218
Amortization of debt issuance costs	1,573	3,756
Stock-based compensation	6,331	6,004
Amortization of net deferred origination costs	35,277	26,499
Changes in servicing rights, at fair value	69	188
Unfunded loan commitment reserve	452	640
Gain on lease termination	—	(1,481)
Loss on disposal of fixed assets	1,537	5,668
Amortization of intangibles	189	—
Changes in operating assets and liabilities:
Other assets	(9,595)	(1,999)
Accounts payable	1,499	1,413
Interest payable	302	244
Accrued expenses and other liabilities	1,613	1,992
Net cash provided by operating activities	136,559	118,764
Cash flows from investing activities
Purchases of property, equipment and software	(1,360)	(695)
Capitalized internal-use software	(4,220)	(2,464)
Originations of term loan, lines of credit and finance receivable, excluding rollovers into new originations	(1,029,348)	(1,009,626)
Payments of net deferred origination costs	(33,505)	(29,958)
Principal repayments of term loans, lines of credit and finance receivables	946,025	865,537
Purchase of loans	—	(801)
Acquisition of shares in business combination	(3,004)	$—
Net cash used in investing activities	(125,412)	(178,007)
Cash flows from financing activities
Investments by noncontrolling interests	—	3,403
Tax withholding related to vesting of restricted stock units	(1,135)	(441)
Proceeds from exercise of stock options and warrants	71	39
Issuance of common stock under employee stock purchase plan	1,281	668
Proceeds from the issuance of debt	355,840	407,184
Payments of debt issuance costs	(2,812)	(3,748)
Repayments of debt principal	(359,392)	(342,828)
Net cash (used in) provided by financing activities	(6,147)	64,277
Effect of exchange rate changes on cash and cash equivalents	(558)	(1,407)
Net increase in cash, cash equivalents and restricted cash	4,442	3,627
Cash, cash equivalents, and restricted cash at beginning of year	97,638	114,824
Cash, cash equivalents, and restricted cash at end of period	$102,080	$118,451

	Six Months Ended June 30,
	2019	2018
Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$58,744	$74,262
Restricted cash	43,336	44,189
Total cash, cash equivalents and restricted cash	$102,080	$118,451

Supplemental disclosure of other cash flow information
Cash paid for interest	$20,038	$21,445
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$109	$130
Unpaid principal balance of term loans rolled into new originations	$198,319	$167,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
On Deck Capital, Inc.’s principal activity is providing financing to small businesses located throughout the United States as well as Canada and Australia, through term loans and lines of credit, and additionally in Canada through merchant cash advances. We use technology and analytics to aggregate data about a business and then quickly and efficiently analyze the creditworthiness of the business using our proprietary credit-scoring model. We originate most of the loans in our portfolio and also purchase loans from an issuing bank partner. We subsequently transfer most of our loan volume into one of our wholly-owned subsidiaries for financing purposes.
In October 2018, we announced the launch of ODX, a wholly-owned subsidiary that helps banks digitize their small business lending process. ODX offers a combination of software, analytic insights, and professional services that allow banks to bring their small business lending process online.
In April 2019, we combined our Canadian operations with Evolocity Financial Group, or Evolocity, to create a new holding company in which we own a 58.5% majority interest. We have accounted for this transaction as a business combination and have consolidated the financial position and results of operations of the holding company. The noncontrolling interest has been classified as mezzanine equity because it was deemed to be a redeemable noncontrolling interest. See Note 2 for further discussion.
Basis of Presentation and Principles of Consolidation
We prepare our consolidated financial statements and footnotes in accordance with accounting principles generally accepted in the United States of America, or GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC. All intercompany transactions and accounts have been eliminated in consolidation. When used in these notes to consolidated financial statements, the terms "we," "us," "our" or similar terms refer to On Deck Capital, Inc. and its consolidated subsidiaries.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Significant estimates include allowance for credit losses, stock-based compensation expense, capitalized software development costs, interest rate cap, the useful lives of long-lived assets, our effective income tax rate and valuation allowance for deferred tax assets. We base our estimates on historical experience, current events and other factors we believe to be reasonable under the circumstances. These estimates and assumptions are inherently subjective in nature; actual results may differ from these estimates and assumptions.
Recently Adopted Accounting Standards
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018. We elected to early adopt this ASU in fiscal year 2018. See Note 10 for a discussion of our derivatives.
In February 2016, the FASB issued ASU 2016-02, Leases, which creates ASC 842, Leases, and supersedes ASC 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. We elected the prospective transition option provided by the ASU that would not require earlier periods to be restated upon adoption. We elected the package of practical expedients afforded under the standard which permit an entity not to: (i) reassess whether existing or expired contracts are or contain a lease, (ii) reassess the lease classification, and (iii) reassess any initial direct costs for any existing leases. Our operating lease commitments, which were primarily real estate leases, were recognized as a $37.5 million lease liability when we adopted the new standard. The balance, which is included in Other Liabilities on the Consolidated Balance Sheet, is $36.5 million at June 30, 2019. We simultaneously recognized a $37.5 million right-of-use asset when we adopted the standard. Our right-of-use asset was partially offset by $10.1 million of existing deferred rent and lease incentives resulting in a net right-of-use asset of $27.6 million which is included in Other Assets on the Consolidated Balance Sheet. At June 30, 2019 the balance was $26.7 million. Our total operating lease cost for the three months ended June 30, 2019 was $1.5 million and allocated within operating expenses. The weighted average remaining lease term was 6.8 years and we utilized a weighted average discount rate of approximately 7%.

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
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard will become effective for annual reporting periods beginning after December 12, 2019. Early adoption is permitted, although we do not intend to do so. We are currently evaluating the impact the new standard may have on our disclosures, but we do not expect it to have a material impact.
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
Revision of Prior Period Financial Statements
During the second quarter of 2019, we identified an immaterial error in our historical financial statements relating to the accrual of commissions on a portion of our renewal loans. The aggregate amount of the under-accrual was $2.4 million, approximately 90% of which relates to 2015 and subsequent periods, and represents less than 1%, of our total stockholders’ equity at March 31, 2019. The amount of the error in each of the impacted annual and interim periods was less than 1% of total commissions paid for such period.
In accordance with the SEC’s SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the error and concluded that the impact was not material to our financial statements for any prior annual or interim period. Accordingly, we have revised our previously reported financial information to correct the immaterial error contained in our Quarterly Report on Form 10-Q for the three-months ended and six-months ended June 30, 2018. We will also revise previously reported financial information for this immaterial error in our future filings, as applicable.
A summary of revisions to certain previously reported financial information is presented in Note 11.

2. Business Combination
On April 1, 2019, we combined our Canadian operations with Evolocity Financial Group, or Evolocity, a Montreal-based online small business lender. The purpose of the transaction was to accelerate the growth of our Canadian operations and to enable us to provide a broader range of financing options to Canadian small businesses nationwide. In the transaction, Evolocity contributed its business to a holding company, and we contributed our Canadian business plus cash to that holding company such that we own a 58.5% majority interest in the holding company. The remainder is owned by former Evolocity stockholders. The Company has accounted for this transaction as a business combination.
The transaction has a preliminary purchase price for accounting purposes of approximately $16.7 million. Our provisional valuation of the assets acquired and liabilities assumed, including but not limited to loans, intangible assets and goodwill, is preliminary and the fair values are subject to change within the measurement period of up to one year from the business combination date. Goodwill arising from the business combination is not amortized, but is subject to impairment testing at least annually or more frequently if there is an indicator of impairment.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the business combination (in thousands):

Fair Value
Loans and finance receivables	$37,454
Intangibles and other assets (1)	2,860
Debt and other liabilities	(34,437)
Goodwill (1)	10,844
Net assets acquired	$16,721
(1) Goodwill, and Intangibles and other assets were included in Other Assets on the Consolidated Balance Sheet as of June 30, 2019.
We consolidate the financial position and results of operations of the holding company.
As part of this business combination, the noncontrolling interest was deemed to be a redeemable noncontrolling interest. These interests are classified as mezzanine equity and measured at the greater of fair value at the end of each reporting period or the historical cost basis of the noncontrolling interest adjusted for cumulative earnings allocations.
3. Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per common share is calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net Income (loss)	$2,168	$4,612	$7,496	$2,036
Less: Net income (loss) attributable to noncontrolling interest	(2,127)	(1,016)	(2,465)	(1,535)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$4,295	$5,628	$9,961	$3,571
Denominator:
Weighted-average common shares outstanding, basic	76,137,751	74,385,446	75,840,604	74,182,929
Net income (loss) per common share, basic	$0.06	$0.08	$0.13	$0.05
Effect of dilutive securities	2,763,850	3,902,821	3,173,153	3,603,819
Weighted-average common shares outstanding, diluted	78,901,601	78,288,267	79,013,757	77,786,748
Net income (loss) per common share, diluted	$0.05	$0.07	$0.13	$0.05
Anti-dilutive securities excluded	6,747,782	5,174,846	5,591,794	5,351,219
The difference between basic and diluted net income per common share has been calculated using the Treasury Stock Method based on the assumed exercise of outstanding stock options, the vesting of restricted stock units, or RSUs, performance restricted stock units, or PRSUs, and the issuance of stock under our employee stock purchase plan. Changes in the average market price of our stock can impact when stock equivalents are considered dilutive or anti-dilutive. The following common share equivalent securities have been included in the calculation of dilutive weighted-average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
Dilutive Common Share Equivalents	2019	2018	2019	2018
Weighted-average common shares outstanding	76,137,751	74,385,446	75,840,604	74,182,929
RSUs and PRSUs	489,080	1,018,066	755,731	768,172
Stock options	2,274,770	2,860,430	2,413,951	2,830,587
Employee stock purchase plan	—	24,325	3,471	5,060
Total dilutive common share equivalents	78,901,601	78,288,267	79,013,757	77,786,748

The following common share equivalent securities were excluded from the calculation of diluted net income per share attributable to common stockholders. Their effect would have been antidilutive for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Anti-Dilutive Common Share Equivalents
Warrants to purchase common stock	—	22,000	—	22,000
RSUs and PRSUs	2,361,583	429,942	1,633,192	600,632
Stock options	4,176,551	4,722,904	3,958,602	4,728,587
Employee stock purchase plan	209,648	—	—	—
Total anti-dilutive common share equivalents	6,747,782	5,174,846	5,591,794	5,351,219
4. Interest Income
Interest income was comprised of the following components for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest and finance income	$122,799	$106,090	$246,234	$204,845
Amortization of net deferred origination costs	(17,451)	(13,913)	(35,344)	(26,459)
Interest and finance income, net	105,348	92,177	210,890	178,386
Interest on deposits and investments	293	32	550	52
Total interest and finance income	$105,641	$92,209	$211,440	$178,438
5. Loans and Finance Receivables Held for Investment and Allowance for Credit Losses
Loans and finance receivables held for investment consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Term loans	$936,053	$956,755
Lines of credit	238,105	188,199
Other loans and finance receivables (1)	10,964	—
Total Unpaid Principal Balance	1,185,122	1,144,954
Net deferred origination costs	22,487	24,453
Total loans and finance receivables held for investment	$1,207,609	$1,169,407

(1)	Includes secured equipment loans and merchant cash advances.
As part of the business combination with Evolocity, on April 1, 2019 we purchased $37.5 million of term loans and finance receivables. During the six months ended June 30, 2018, we paid $0.8 million to purchase term loans that we previously sold to a third party. No loans from third parties were purchased during 2019.
We include both loans we originate and loans funded by our issuing bank partner and later purchased by us as part of our originations. During the three months ended June 30, 2019 and 2018 we purchased loans from our issuing bank partner in the amount of $95.5 million and $109.3 million, respectively. During the six months ended June 30, 2019 and 2018 we purchased loans from our issuing bank partner in the amount of $207.1 million and $248.5 million, respectively.

The change in the allowance for credit losses for the three and six months ended June 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$147,406	$118,921	$140,040	$109,015
Recoveries of previously charged off amounts	4,523	3,206	8,437	6,551
Loans and finance receivables charged off	(49,141)	(31,362)	(88,980)	(61,094)
Provision for credit losses	42,951	33,293	86,242	69,586
Allowance for credit losses at end of period	$145,739	$124,058	$145,739	$124,058
When loans and finance receivables are charged off, we typically continue to attempt to recover amounts from the respective borrowers and guarantors, including, when we deem it appropriate, through formal legal action. Alternatively, we may sell previously charged-off loans to a third-party debt collector.  The proceeds from these sales are recorded as a component of the recoveries of loans previously charged off. We did not sell any previously charged-off loans for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018 loans sold accounted for $0.2 million and $0.7 million of recoveries of loans previously charged off.
As of June 30, 2019 and December 31, 2018, our off-balance sheet credit exposure related to the undrawn line of credit balances was $282.2 million and $264.2 million, respectively. The related reserve on unfunded loan commitments was $6.3 million and $5.9 million as of June 30, 2019 and December 31, 2018, respectively. Net adjustments to the liability for unfunded loan commitments are included in general and administrative expense.
The following table contains information, on a combined basis, regarding the unpaid principal balance we originated related to non-delinquent, paying and non-paying delinquent loans and finance receivables as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Current loans and finance receivables	$1,060,465	$1,031,449
Delinquent: paying (accrual status)	52,735	54,427
Delinquent: non-paying (non-accrual status)	71,922	59,078
Total	$1,185,122	$1,144,954
The portion of the allowance for credit losses attributable to current loans and finance receivables was $70.5 million and $85.7 million as of June 30, 2019 and December 31, 2018, respectively, while the portion of the allowance for credit losses attributable to delinquent loans and finance receivables was $75.3 million and $54.3 million as of June 30, 2019 and December 31, 2018, respectively.
The following table shows an aging analysis of the unpaid principal balance related to loans and finance receivables by delinquency status as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
By delinquency status:
Current loans and finance receivables	$1,060,465	$1,031,449
1-14 calendar days past due	23,798	27,655
15-29 calendar days past due	15,518	14,665
30-59 calendar days past due	23,931	21,470
60-89 calendar days past due	18,162	19,031
90 + calendar days past due	43,248	30,684
Total unpaid principal balance	$1,185,122	$1,144,954

6. Debt
The following table summarizes our outstanding debt as of June 30, 2019 and December 31, 2018 (in thousands):

				Outstanding
	Type	Maturity Date		Weighted Average Interest Rate at June 30, 2019		June 30, 2019		December 31, 2018
Debt:
OnDeck Asset Securitization Trust II	Securitization	April 2022	(1)	3.8%		$225,000		$225,000
OnDeck Account Receivables Trust 2013-1	Revolving	March 2022	(2)	4.2%		111,827		117,664
Receivable Assets of OnDeck, LLC	Revolving	September 2021	(3)	4.8%		101,453		113,631
OnDeck Asset Funding II LLC	Revolving	August 2022	(4)	5.4%		110,202		109,568
Prime OnDeck Receivable Trust II	Revolving	March 2022	(5)	4.4%		108,949		108,816
Loan Assets of OnDeck, LLC	Revolving	October 2022	(6)	4.2%		98,469		100,000
Corporate Debt	Revolving	January 2021		5.4%		20,000		—
Other Agreements	Various	Various	(7)	6.8%	(8)	72,909	(9)	47,318
				4.6%		848,809		821,997
Deferred debt issuance cost						(7,207)		(5,766)
Total Debt						$841,602		$816,231

(1)	The period during which new loans may be purchased under this securitization transaction expires in March 2020.

(2)	The period during which new borrowings may be made under this facility expires in March 2021.

(3)
The period during which new borrowings of Class A revolving loans may be made under this debt facility expires in December 2020. The $19.7 million of Class B borrowing capacity matures in December 2019.

(4)	The period during which new borrowings may be made under this facility expires in August 2021.

(5)	The period during which new borrowings may be made under this facility expires in March 2021.

(6)	The period during which new borrowings may be made under this debt facility expires in April 2022.

(7)	The periods during which new borrowings may be made under the various agreements expire between September 2019 and June 2020. Maturity dates range from September 2019 through December 2022.

(8)	Weighted average interest rate as of June 30, 2019 reflects the credit facilities assumed as a part of the combination with Evolocity Financial Group.

(9)	Outstanding amounts as of June 30, 2019 reflects the credit facilities assumed as a part of the combination with Evolocity Financial Group.
Certain of our loans held for investment are pledged as collateral for borrowings in our funding debt facilities. These loans totaled $1.0 billion and $1.0 billion as of June 30, 2019 and December 31, 2018, respectively. Our corporate debt facility is collateralized by substantially all of our assets.

7. Fair Value of Financial Instruments
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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap	—	41	—	41
Total assets	$—	$41	$—	$41

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap	$—	$1,253	$—	$1,253
Total assets	$—	$1,253	$—	$1,253
There were no transfers between levels for the three months ended June 30, 2019 and December 31, 2018.

Assets and Liabilities Disclosed at Fair Value
Because our loans and finance receivables and fixed-rate debt are not measured at fair value, we are required to disclose their fair value in accordance with ASC 825. Due to the lack of transparency and comparable loans and finance receivables, we utilize an income valuation technique to estimate fair value. We utilize industry-standard modeling, such as discounted cash flow models, to arrive at an estimate of fair value and may utilize third-party service providers to assist in the valuation process. This determination requires significant judgments to be made. The following tables summarize the carrying value and fair value of our loans held for investment and fixed-rate debt (in thousands):

	June 30, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans and finance receivables, net	$1,061,870	$1,191,009	$—	$—	$1,191,009
Total assets	$1,061,870	$1,191,009	$—	$—	$1,191,009

Liabilities:
Fixed-rate debt	$240,238	$236,026	$—	$—	$236,026
Total fixed-rate debt	$240,238	$236,026	$—	$—	$236,026

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans and finance receivables, net	$1,029,367	$1,155,464	$—	$—	$1,155,464
Total assets	$1,029,367	$1,155,464	$—	$—	$1,155,464

Liabilities:
Fixed-rate debt	$232,972	$226,965	$—	$—	$226,965
Total fixed-rate debt	$232,972	$226,965	$—	$—	$226,965

8. Income Taxes
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
Our provision for income taxes for the three and six months ended June 30, 2019 was $1.8 million and $3.5 million, representing an estimated quarterly effective income tax rate of 45% for the three months ended June 30, 2019 and a year to date effective income tax rate of 32%. The effective income tax rate for the full year 2018 was 0% due to the availability of net operating loss carryforwards. A valuation allowance of $37.6 million was recorded against our net deferred tax assets of approximately $42.7 million as of June 30, 2019 resulting in a net deferred tax asset of approximately $5.0 million.
9. Stock-Based Compensation and Employee Benefit Plans
Options
The following is a summary of option activity for the six months ended June 30, 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	7,932,782	$5.86	—	—
Exercised	(389,335)	$2.63	—	—
Expired	(508,557)	$11.24	—	—
Outstanding at June 30, 2019	7,034,890	$5.65	5.5	$9,043
Exercisable at June 30, 2019	6,093,122	$5.63	5.1	$9,043
Vested or expected to vest as of June 30, 2019	6,984,662	$5.65	5.5	$9,043
Total compensation cost related to nonvested option awards not yet recognized as of June 30, 2019 was $1.9 million and will be recognized over a weighted-average period of 2.1 years. The aggregate intrinsic value of employee options exercised during the six months ended June 30, 2019 and 2018 was $1.4 million and $2.0 million, respectively.

Restricted Stock Units
The following table is a summary of activity in RSUs and PRSUs for the six months ended June 30, 2019:

	Number of RSUs and PRSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	3,307,561	$6.00
RSUs and PRSUs granted	1,984,378	$5.64
RSUs and PRSUs vested	(585,312)	$6.57
RSUs and PRSUs forfeited/expired	(294,195)	$5.78
Unvested at June 30, 2019	4,412,432	$5.78
Expected to vest after June 30, 2019	3,594,305	$5.76
As of June 30, 2019, there was $16 million of unrecognized compensation cost related to unvested RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.8 years.
Stock-based compensation expense related to stock options, RSUs, PRSUs and the employee stock purchase plan are included in the following line items in our accompanying consolidated statements of operations for the three months and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales and marketing	$474	$505	$1,033	$1,040
Technology and analytics	889	657	1,717	1,253
Processing and servicing	49	94	139	201
General and administrative	1,836	1,538	3,442	3,510
Total	$3,248	$2,794	$6,331	$6,004
10. Derivatives and Hedging
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
The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2019 and December 31, 2018 (in thousands):

Derivative Type	Classification	June 30, 2019	December 31, 2018
Assets:
Interest rate cap agreement	Other Assets	$41	$1,253

The table below presents the effect of cash flow hedge accounting on AOCI as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Amount Recognized in OCI on Derivative:
Interest rate cap agreement	$866	$456

The table below presents the effect of our derivative financial instruments on the Statement of Operations and Comprehensive Income as of three and six months ended June 30, 2019 and 2018 (in thousands):

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense	$(204)	$—	$(338)	$—

11. Revision of Prior Period Financial Statements
We revised prior period financial statements to correct an immaterial error related to the channel attribution of certain loans and the commissions associated with those loans. Commissions become due upon the closing of a loan. Those commissions are capitalized as a component of the loan balance and are amortized as an adjustment to interest income over the life of the loan. A summary of those revisions is as follows:
Revised Consolidated Balance Sheet as of December 31, 2018 (in thousands):

	As Reported	Adjustment	As Revised
Loans and finance receivables	$1,169,157	$250	$1,169,407
Total assets	$1,161,570	$250	$1,161,820
Accrued expenses and other liabilities	$34,654	$2,054	$36,708
Total liabilities	$857,281	$2,054	$859,335
Accumulated deficit	$(195,155)	$(1,804)	$(196,959)
Total On Deck Capital, Inc. stockholders' equity	$299,756	$(1,804)	$297,952
Total stockholders' equity	$304,289	$(1,804)	$302,485
Revised Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	As Reported		Adjustment	As Revised	As Reported		Adjustment	As Revised
Interest and finance income	$92,371		$(162)	$92,209	$178,740		$(302)	$178,438
Gross revenue	$95,618		$(162)	$95,456	$185,898		$(302)	$185,596
Net revenue	$50,080	(1)	$(162)	$49,918	$92,195	(1)	$(302)	$91,893
Income (loss) from operations, before provision for income taxes	$4,774	(1)	$(162)	$4,612	$2,338	(1)	$(302)	$2,036
Net income (loss)	$4,774		$(162)	$4,612	$2,338		$(302)	$2,036
(1) Includes a prior period reclassification to include interest expense as funding costs.
There was no impact to earnings per share for any period presented.

Revised Consolidated Statements of Cash Flows
We revised our condensed consolidated statement of cash flows for the six months ended June 30, 2018 to reflect the correction of the error, which had no impact to net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities in the period.

12. Commitments and Contingencies
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
13. Subsequent Events
On July 19, 2019, we increased the commitment under our corporate revolving debt facility by $20 million to an aggregate commitment amount of $105 million. The facility's interest rate of 1-month LIBOR plus 3.0% and the final maturity date in January 2021 did not change.

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
Important factors that could cause or contribute to such differences include risks relating to: (1) our ability to achieve consistent profitability in the future in light of our prior loss history and competition; (2) our growth strategies, including the introduction of new products or features, expanding our platform to other lenders through ODX, maintaining ODX’s current clients or losing a significant ODX client, expansion into international markets, offering equipment financing and our ability to effectively manage and fund our growth; (3) possible future acquisitions of complementary assets, businesses, technologies or products with the goal of growing our business, and the integration of any such acquisitions including Evolocity Financial Group; (4) any material reduction in our interest rate spread and our ability to successfully mitigate this risk through interest rate hedging or raising interest rates or other means; (5) worsening economic conditions that may result in decreased demand for our loans or services and increase our customers’ default rates; (6) supply and demand driven changes in credit and increases in the availability of capital for our competitors that negatively impacts our loan pricing; (7) our ability to accurately assess creditworthiness and forecast and reserve for loan losses; (8) our ability to prevent or discover security breaches, disruption in service and comparable events that could compromise confidential information held in our data systems or adversely impact our ability to service our loans; (9) incorrect or fraudulent information provided to us by customers causing us to misjudge their qualifications to receive a loan; (10) the effectiveness of our efforts to identify, manage and mitigate our credit, market, liquidity, operational and other risks associated with our business and strategic objectives; (11) our ability to continue to innovate or respond to evolving technological changes and protect our intellectual property; (12) our reputation and possible adverse publicity about us or our industry; (13) failure of operating controls, including customer or partner experience degradation, and related legal expenses, increased regulatory cost, significant fraud losses and vendor risk; (14) changes in federal or state laws or regulations, or judicial decisions involving licensing or supervision of commercial lenders, interest rate limitations, the enforceability of choice of law provisions in loan agreements, the validity of bank sponsor partnerships, the use of brokers or other significant changes; (15) risks associated with pursuing a bank charter, either de novo or in a transaction, and risks associated with either failing to obtain or obtaining a bank charter; and other risks, including those described in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, Part II - Item 1A. Risk Factors in this report and other documents that we file with the Securities and Exchange Commission, or SEC, from time to time which are or will be available on the SEC website at www.sec.gov.
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
OnDeck, the OnDeck logo, OnDeck Score, OnDeck Marketplace, ODX and other trademarks or service marks of OnDeck appearing in this report are the property of OnDeck. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders, including FICO®, a registered trademark of Fair Issac Corporation and Chase Business Quick Capital®, a registered trademark of JPMorgan Chase Bank, National Association. We have generally omitted the ® and TM designations, as applicable, for the trademarks used in this report.

Overview
We are a leading online small business lender. We make it efficient and convenient for small businesses to access financing. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources to assess the creditworthiness of small businesses rapidly and accurately. Small businesses can apply for financing on our website in minutes and, using our loan decision process, including our proprietary OnDeck Score®, we can make a funding decision immediately and, if approved, fund as fast as 24 hours. We have originated more than $12 billion of loans since we made our first loan in 2007.
We have offered term loans since we made our first loan in 2007, lines of credit since 2013 and this year have begun offering equipment finance loans and, in Canada, merchant cash advances through Evolocity Financial Group with whom we combined operations on April 1, 2019. Our term loans range from $5,000 to $500,000, have maturities of 3 to 36 months and feature fixed dollar repayments. Our lines of credit range from $6,000 to $100,000, and are generally repayable within 6 or 12 months of the date of the most recent draw. We are generally targeting equipment finance loans from $5,000 to $150,000, with maturities of 2 to 5 years as we develop this offering, although we may offer larger loans in cases we deem appropriate. Qualified customers may have multiple financings with us concurrently, which we believe provides opportunities for repeat business, as well as increased value to our customers.
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
We rely on a diversified set of funding sources for the loans we make to our customers. Our primary source of this financing has historically been debt facilities with various financial institutions and securitizations. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. As of June 30, 2019, we had $848.8 million of debt principal outstanding and $1.2 billion total borrowing capacity.
Recent Developments
On April 1, 2019, we combined our Canadian operations with Evolocity Financial Group, or Evolocity, a Montreal-based online small business lender. The purpose of the transaction was to accelerate the growth of our Canadian operations and to enable us to provide a broader range of financing options to Canadian small businesses nationwide. In the transaction, Evolocity contributed its business to a holding company, and we contributed our Canadian business plus cash to that holding company such that we own a 58.5% majority interest in the holding company. The remainder is owned by former Evolocity stockholders. The financial position and results of operations of Evolocity as of and for the three months ended June 30, 2019 are included in our consolidated financial statements and other financial data contained within this quarterly report on Form 10-Q.
On July 29, 2019 we made several important announcments. We announced that our Board of Directors authorized the repurchase of up to $50 million of common stock with the shares to be retained in Treasury and available for possible reissuance. Any share repurchases under the program will be made from time to time in the open market, in privately negotiated transactions or otherwise. The timing and amount of any share repurchases will be subject to market conditions and other factors as we may determine. The repurchase authorization expires August 31, 2020, however, we may suspend, modify or discontinue the program at any time in our discretion without prior notice.
We also announced that JPMorgan Chase Bank, National Association, informed us that effective August 3, 2019, they no longer intend to originate new small business loans through our platform. We will continue to service the loans they previously originated through our platform and be entitled to receive related servicing revenue for up to two years. We recorded a charge of approximately $0.9 million during the three months ended June 30, 2019 related to the impairment of certain capitalized software built for and dedicated to their originations.
Additionally, we announced that we decided to pursue obtaining a bank charter, either de novo or through a transaction.

Key Financial and Operating Metrics
We regularly monitor a number of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Originations	$591,848	$586,728	$1,227,354	$1,177,313
Portfolio Yield (a)	35.0%	36.1%	35.3%	35.8%
Cost of Funds Rate	5.5%	6.6%	5.4%	6.7%
Net Interest Margin (a)	29.0%	28.2%	29.3%	28.1%
Provision Rate	7.3%	5.7%	7.0%	5.9%
Reserve Ratio	12.3%	12.1%	12.3%	12.1%
15+ Day Delinquency Ratio	8.5%	6.8%	8.5%	6.8%
Net Charge-off Rate	15.1%	11.2%	13.6%	11.1%
Efficiency Ratio (a)	47.1%	47.5%	45.5%	48.4%
Adjusted Efficiency Ratio* (a)	44.2%	43.1%	42.6%	41.7%
Return on Assets (a)	1.4%	2.2%	1.6%	0.7%
Adjusted Return On Assets* (a)	2.2%	3.7%	2.5%	3.1%
Return on Equity (a)	5.5%	8.4%	6.5%	2.7%
Adjusted Return On Equity* (a)	8.8%	14.7%	9.8%	12.1%
(a) The prior period metrics have been updated to reflect the impact of the revision. We believe the impact of the revision to each affected KPI is not meaningful with no impact being greater than 20 basis points. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements.
*Non-GAAP measure. Refer to "Non-GAAP Financial Measures" below for an explanation and reconciliation to GAAP.
Originations
Originations represent the total principal amount of Loans made during the period plus the total amount advanced on other finance receivables. Many of our repeat term loan customers renew their term loans before their existing term loan is fully repaid. In accordance with industry practice, originations of such repeat term loans are presented as the full renewal loan principal, rather than the net funded amount, which would be the renewal term loan’s principal net of the Unpaid Principal Balance on the existing term loan. Loans referred to, and funded by, our issuing bank partner and later purchased by us are included as part of our originations.
Unpaid Principal Balance represents the total amount of principal outstanding on Loans held for investment, plus outstanding advances relating to other finance receivables and the amortized cost of loans purchased from other than our issuing bank partner at the end of the period. It excludes net deferred origination costs, allowance for credit losses and any loans sold or held for sale at the end of the period.
Portfolio Yield
Portfolio Yield is the rate of return we achieve on Loans and finance receivables outstanding during a period. It is calculated as annualized Interest and finance income on Loans and finance receivables including amortization of net deferred origination costs divided by average loans and finance receivables. Annualization is based on 365 days per year and is calendar day-adjusted. Loans and finance receivables represents the sum of term loans, lines of credit, equipment finance loans and finance receivables. Portfolio Yield replaces our previous metric, Loan Yield in order to include other finance receivables.
Net deferred origination costs in Loans and finance receivables held for investment and loans held for sale consist of deferred origination fees and costs. Deferred origination fees include fees paid up front to us by customers when Loans and finance receivables are originated and decrease the carrying value of Loans and finance receivables, thereby increasing Portfolio Yield. Deferred origination costs are limited to costs directly attributable to originating loans and finance receivables such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to originations and increase the carrying value of loans and finance receivables, thereby decreasing Portfolio Yield.
Recent pricing trends are discussed under the subheading “Key Factors Affecting Our Performance - Pricing.”
Cost of Funds Rate
Cost of Funds Rate is calculated as interest expense divided by average debt outstanding for the period. For periods of less than one year, the metric is annualized based on four quarters per year and is not business day or calendar day-adjusted.
Net Interest Margin
Net Interest Margin is calculated as annualized net interest and finance income divided by average Interest Earning Assets. Net interest and finance income represents Interest and finance receivable income less Interest expense during the period. Annualization is based on 365 days per year and is calendar day-adjusted. Interest and finance receivable income is net of fees on loans held for investment and loans held for sale. Interest expense is the interest expense, fees, and amortization of deferred debt issuance costs we incur in connection with our debt facilities. Interest Earning Assets represents the sum of Loans and finance receivables plus Cash and cash equivalents plus Restricted cash.
Reserve Ratio
Reserve Ratio is our allowance for credit losses at the end of the period divided by the Unpaid Principal Balance at the end of the period.
Provision Rate
Provision Rate equals the provision for credit losses for the period divided by originations for the period. Because we reserve for probable credit losses inherent in the portfolio upon origination, this rate is significantly impacted by the expectation of credit losses for the period’s originations volume. This rate is also impacted by changes in loss expectations for loans and finance receivables originated prior to the commencement of the period. All other things equal, an increased volume of loan rollovers and line of credit repayments and re-borrowings in a period will reduce the Provision Rate.
The Provision Rate is not directly comparable to the net cumulative lifetime charge-off ratio because (i) the Provision Rate reflects estimated losses at the time of origination while the net cumulative lifetime charge-off ratio reflects actual charge-offs, (ii) the Provision Rate includes provisions for losses on Loans and finance receivables while the net cumulative lifetime charge-off ratio reflects only charge-offs related to term loans and (iii) the Provision Rate for a period reflects the provision for losses related to all loans and finance receivables held for investment while the net cumulative lifetime charge-off ratio reflects lifetime charge-offs of term loans related to a particular cohort of term loans.
15+ Day Delinquency Ratio
15+ Day Delinquency Ratio equals the aggregate Unpaid Principal Balance for our Loans that are 15 or more calendar days contractually passed due and for our finance receivables that are 15 or more payments behind schedule as a percentage of the Unpaid Principal Balance at the end of the period. The Unpaid Principal Balance for our loans and finance receivables that are 15 or more calendar days or payments past due includes Loans and finance receivables that are paying and non-paying. Because term and line of credit loans require daily and weekly repayments, excluding weekends and holidays, they may be deemed delinquent more quickly than loans from traditional lenders that require only monthly payments. 15+ Day Delinquency Ratio is not annualized, but reflects balances at the end of the period.
Net Charge-off Rate
Net Charge-off Rate is calculated as our annualized net charge-offs for the period divided by the average Unpaid Principal Balance outstanding during the period. Net charge-offs are charged-off loans and finance receivables in the period, net of recoveries of prior charged-off loans and finance receivables in the period. For periods of less than one year, the metric is annualized based on four quarters per year and is not business day or calendar day-adjusted.
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

On Deck Capital, Inc. and Subsidiaries
Consolidated Average Balance Sheets
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Assets
Cash and cash equivalents	$51,530	$55,516	$48,356	$50,128
Restricted cash	45,677	54,859	47,258	55,251
Loans and finance receivables	1,206,503	1,025,337	1,205,250	1,003,845
Less: Allowance for credit losses	(146,612)	(121,899)	(146,002)	(118,290)
Loans and finance receivables held for investment, net	1,059,891	903,438	1,059,248	885,555
Property, equipment and software, net	17,413	17,182	17,064	19,248
Other assets	58,022	15,783	48,404	14,773
Total assets	$1,232,533	$1,046,778	$1,220,330	$1,024,955
Liabilities, mezzanine equity and stockholders' equity
Liabilities:
Accounts payable	$5,120	$3,627	$5,121	$3,269
Interest payable	2,812	2,519	2,718	2,407
Debt	834,582	737,099	835,926	717,662
Accrued expenses and other liabilities	63,690	31,400	59,792	32,257
Total liabilities	906,204	774,645	903,557	755,595
Mezzanine equity:
Redeemable noncontrolling interest (1)	11,634	—	6,647	—
Stockholders’ equity:
Total On Deck Capital, Inc. stockholders' equity	310,858	266,711	305,990	264,585
Noncontrolling interest	3,837	5,422	4,136	4,775
Total stockholders' equity	314,695	272,133	310,126	269,360
Total liabilities, mezzanine equity and stockholders' equity	$1,232,533	$1,046,778	$1,220,330	$1,024,955

Memo:
Unpaid Principal Balance	$1,183,056	$1,006,133	$1,180,831	$985,321
Interest Earning Assets	$1,303,709	$1,135,713	$1,300,864	$1,109,224
Loans and Finance Receivables	$1,206,503	$1,025,337	$1,205,250	$1,003,845
(1) The six months ended balance only includes a balance for three months related to the Evolocity business combination which occurred on April 1, 2019.
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
The following tables present reconciliations of net income (loss) to Adjusted Net Income (Loss) and net income (loss) per share to Adjusted Net Income (Loss) per Share for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Reconciliation of Net Income (Loss) Attributable to OnDeck to Adjusted Net Income (Loss)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$4,295	$5,628	$9,961	$3,571
Adjustments (after tax):
Stock-based compensation expense	2,581	2,794	5,017	6,004
Real estate disposition charges	—	—	—	4,187
Severance and executive transition expenses	—	—	—	911
Debt extinguishment costs	—	1,384	—	1,384
Adjusted Net Income (Loss)	$6,876	$9,806	$14,978	$16,057

Adjusted Net Income (Loss) per share:
Basic	$0.09	$0.13	$0.20	$0.22
Diluted	$0.09	$0.13	$0.19	$0.21
Weighted-average common shares outstanding:
Basic	76,137,751	74,385,446	75,840,604	74,182,929
Diluted	78,901,601	78,288,267	79,013,757	77,786,748
Below are reconciliations of the Adjusted Net income (loss) per basic and diluted share to the most directly comparable measures calculated in accordance with GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(per share)		(per share)
Reconciliation of Net Income (Loss) per Basic Share to Adjusted Net Income (Loss) per Basic Share
Net income (loss) per basic share attributable to On Deck Capital, Inc. common stockholders	$0.06	$0.08	$0.13	$0.05
Add / (Subtract):
Stock-based compensation expense	0.03	0.04	0.07	0.08
Real estate disposition charges	—	—	—	0.06
Severance and executive transition expenses	—	—	—	0.01
Debt extinguishment costs	—	0.01	—	0.02
Adjusted Net Income (Loss) per Basic Share	$0.09	$0.13	$0.20	$0.22

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(per share)		(per share)
Reconciliation of Net Income (Loss) per Diluted Share to Adjusted Net Income (Loss) per Diluted Share
Net income (loss) per diluted share attributable to On Deck Capital, Inc. common stockholders	$0.05	$0.07	$0.13	$0.05
Add / (Subtract):
Stock-based compensation expense	0.04	0.04	0.06	0.08
Real estate disposition charges	—	—	—	0.05
Severance and executive transition expenses	—	—	—	0.01
Debt extinguishment costs	—	0.02	—	0.02
Adjusted Net Income (Loss) per Diluted Share	$0.09	$0.13	$0.19	$0.21

Adjusted Efficiency Ratio
Adjusted Efficiency Ratio is non-GAAP measure calculated as total operating expense divided by gross revenue for the period, adjusted to exclude (a) stock-based compensation expense and (b) items management deems to be non-representative of operating results or trends.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Reconciliation of Efficiency Ratio to Adjusted Efficiency Ratio
Total operating expense	$51,950	$45,306	$100,234	$89,857
Gross revenue	$110,246	$95,456	$220,221	$185,596
Efficiency Ratio	47.1%	47.5%	45.5%	48.4%
Adjustments (pre-tax):
Stock-based compensation expense	$3,249	$2,794	$6,331	$6,004
Real estate disposition charges	—	—	—	4,187
Severance and executive transition expenses	—	—	—	911
Debt extinguishment costs	—	1,384	—	1,384
Operating expenses less noteworthy items	$48,701	$41,128	$93,903	$77,371
Gross revenue	$110,246	$95,456	$220,221	$185,596
Adjusted Efficiency Ratio	44.2%	43.1%	42.6%	41.7%

Adjusted Return on Assets
Adjusted Return on Assets represents net income (loss) attributable to OnDeck adjusted to exclude the items shown in the table below divided by average total assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Reconciliation of Return on Assets to Adjusted Return on Assets
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$4,295	$5,628	$9,961	$3,571
Average total assets	$1,232,533	$1,046,778	$1,220,330	$1,024,955
Return on Assets	1.4%	2.2%	1.6%	0.7%
Adjustments (after tax):
Stock-based compensation expense	$2,581	$2,794	$5,017	$6,004
Real estate disposition charges	—	—	—	4,187
Severance and executive transition expenses	—	—	—	911
Debt extinguishment costs	—	1,384	—	1,384
Adjusted Net Income (Loss)	$6,876	$9,806	$14,978	$16,057
Average total assets	$1,232,533	$1,046,778	$1,220,330	$1,024,955
Adjusted Return on Assets	2.2%	3.7%	2.5%	3.1%

Adjusted Return on Equity
Adjusted Return on Equity represents net income (loss) attributable to OnDeck adjusted to exclude the items shown in the table below divided by average total On Deck Capital, Inc. stockholders' equity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Reconciliation of Return on Equity to Adjusted Return on Equity
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$4,295	$5,628	$9,961	$3,571
Average OnDeck stockholders' equity	$310,858	$266,711	$305,990	$264,585
Return on Equity	5.5%	8.4%	6.5%	2.7%
Adjustments (after tax):
Stock-based compensation expense	$2,581	$2,794	$5,017	$6,004
Real estate disposition charges	—	—	—	4,187
Severance and executive transition expenses	—	—	—	911
Debt extinguishment costs	—	1,384	—	1,384
Adjusted Net Income (Loss)	$6,876	$9,806	$14,978	$16,057
Average total On Deck Capital, Inc. stockholders' equity	$310,858	$266,711	$305,990	$264,585
Adjusted Return on Equity	8.8%	14.7%	9.8%	12.1%

Key Factors Affecting Our Performance
2019 Strategic Priorities
Our primary focus remains to prudently grow our business while increasing profitability. The core elements of our growth strategy include:
•Expanding the scale and efficiency of our U.S. lending franchise;
•Investing in growth adjacencies, including ODX, equipment finance and international; and
•Innovating on our core strengths in risk, technology and funding.
We recently announced the expansion of our strategic priorities to include:
•Increasing our capital efficiencies, including a common stock repurchase program of up to $50 million; and
•Actively pursuing a bank charter, either de novo or through a transaction.
We plan to continue to invest significant resources to accomplish these goals. We anticipate that our total operating expense will continue to increase in absolute dollars through 2019 relative to 2018. These investments are intended to contribute to our long-term growth, but they may affect our near-term financial results.
In October 2018, we announced the launch of ODX, a wholly-owned subsidiary that helps banks digitize their small business lending process.  ODX offers a combination of software, analytic insights, and professional services that allow banks to bring their small business lending process online. We believe ODX can help banks improve customer experiences, increase portfolio growth, and reduce processing costs.  We expect ODX results to reflect a period of net investment as it builds its infrastructure and capabilities to grow existing and develop additional bank relationships.
Originations
During the three months ended June 30, 2019 and 2018, we originated $592 million and $587 million of loans, respectively. The increase in originations in the three months ended June 30, 2019 relative to the same period in 2018 was partly driven by the addition of new customers, including those originated as part of our business combination with Evolocity, the continued growth of our line of credit originations, and an increase in the volume of renewals from existing customers. The above-mentioned increase of originations was primarily due to growth in our strategic partner channel which was partially offset by a decline in the FAP channel and to a lesser extent, the direct channel. The average term loan size was $52 thousand at June 30, 2019, down from an average term loan size of $55 thousand at June 30, 2018.
Originations decreased approximately $44 million or 6.9% as compared to the first quarter of 2019. Originations decreased across all origination channels; most significantly in our FAP channel followed by our strategic partner channel. We believe the decrease is in large part driven by more intense competition for small business customers. Within the direct channel, we believe competition increased from public companies that have entered or expanded their presence in the small business lending space. Within the strategic partner and FAP channels, competition from smaller, non-public lending companies has intensified.

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
The following table summarizes the percentage of loans and finance receivables made to all customers originated by our three distribution channels for the periods indicated. From time to time management may proactively adjust our originations channel mix based on market conditions. Our direct channel remains our largest channel as a percentage of origination dollars. Our strategic partner channel increased as a percentage of originations from the second quarter of 2018 compared to the second quarter of 2019, while our direct and FAP channel percentage of originations decreased.

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Originations (Dollars)	2019	2018	2019	2018
Direct	42%	44%	42%	45%
Strategic Partner	32%	27%	31%	26%
Funding Advisor	26%	29%	27%	29%
We originate term loans and lines of credit to customers who are new to OnDeck as well as to existing customers. New originations are defined as new term loan originations plus all line of credit draws in the period, including subsequent draws on existing lines of credit. Renewal originations include term loans only. We believe our ability to increase adoption of our loans within our existing customer base will be important to our future growth. A component of our future growth will include increasing the length of our customer life cycle by expanding our loan offerings and features. In the three months ended June 30, 2019 and 2018 originations from our repeat customers were 53% and 50% respectively, of total originations to all customers. We believe our significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in our loan features and services. Repeat customers generally show improvements in several key metrics. We believe the decrease in volume from new customers is indicative of the increased competition for new customers. From our 2016 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 35% and 40% from their initial loan to their third loan. Similarly, from our 2017 customer cohort, customers who took at least three loans grew their revenue and bank balance, respectively, on average by 30% and 41%. In the six months ended June 30, 2019, 30% of our origination volume from repeat customers was due to unpaid principal balance rolled from existing loans directly into such repeat originations. In order for a current customer to qualify for a renewal term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

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

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Originations (Dollars)	2019	2018	2019	2018
New	47%	50%	48%	49%
Repeat	53%	50%	52%	51%

Loans

Loans and finance receivables held for investment consist of term loans, lines of credit, finance receivables and secured equipment finance loans that require daily, weekly or monthly repayments. We have both the ability and intent to hold these loans to maturity. Loans and finance receivables held for investment are carried at amortized cost. The amortized cost of a loan and finance receivable is the unpaid principal balance plus net deferred origination costs. Net deferred origination costs are comprised of certain direct origination costs, net of all loan origination fees received. Loan and finance receivable origination fees include fees charged to the borrower related to origination that increase the loan yield. Loan origination costs are limited to direct costs attributable to originating a loan, including commissions and personnel costs directly related to the time spent by those individuals performing activities related to origination. Direct origination costs in excess of origination fees received are included in the loan and finance receivable balance and for term loans and finance receivables are amortized over the life of the term loan using the effective interest method, while for lines of credit principal amounts drawn are amortized using the straight line method over an average of 12 months. Loans and finance receivables held for investment increased from $1.0 billion at June 30, 2018 to $1.2 billion at June 30, 2019, reflecting the increase in originations over the period as well as the addition of the portfolio acquired as a result of combining our Canadian operations with Evolocity.

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
As of the three months ended June 30, 2019, our customers pay between 0.005 and 0.043 cents per month in interest for every dollar they borrow under one of our term loans. Historically, our term loans have been primarily quoted in Cents on Dollar, or COD, which reflects the monthly interest paid by a customer to us per dollar borrowed for a loan. Lines of credit have been historically quoted in APR. As of the three months ended June 30, 2019, the APRs of our term loans outstanding ranged from 12.7% to 99.4% and the APRs of our lines of credit outstanding ranged from 19.9% to 61.9%.

We believe that our product pricing has historically fallen between traditional bank loans to small businesses and certain non-bank small business financing alternatives such as merchant cash advances.

	For the Year			For the Quarter
	2016	2017	2018	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019
Weighted Average Term Loan "Cents on Dollar" Borrowed, per Month	1.82¢	1.95¢	2.14¢	2.08¢	2.15¢	2.17¢	2.17¢	2.19¢	2.10¢
Weighted Average APR - Term Loans and Lines of Credit	41.4%	43.7%	46.9%	46.0%	47.2%	47.5%	47.0%	46.9%	45.4%
The pricing increases in 2017 and 2018 were primarily a reflection of past and expected future increases in the underlying market interest rates that we, like many other lenders in the market, were passing on to our customers. Additionally, in 2017 and 2018 we increased our originations in the funding advisor channel, which typically have higher APRs than the direct and strategic partner channels. The decrease in COD and APR over the first half of 2019 compared to the fourth quarter of 2018 reflected increased competition and the decrease in originations in the funding advisor channel. Additionally, the decrease in COD and APR from the first to second quarter in 2019 was primarily driven by our shift in strategy to offer longer term loans at a lower yields to select customers with higher credit scores.
We consider Portfolio Yield as a key pricing measure. Portfolio Yield is the rate of return we earn on loans and finance receivables outstanding during a period. Our Portfolio Yield differs from APR in that it takes into account deferred origination fees and deferred origination costs. Deferred origination fees include fees paid up front to us by customers when loans are originated and decrease the carrying value of loans, thereby increasing the Portfolio Yield. Deferred origination costs are limited to costs directly attributable to originating loans and finance receivables such as commissions, vendor costs and personnel costs directly related to the time spent performing activities related to originations and increase the carrying value of loans and finance receivables, thereby decreasing the Portfolio Yield. Our decision to hold more delinquent loans on balance sheet for collection rather than sell those loans to third parties reduces Portfolio Yield.

Portfolio Yield
For the Year			For the Quarter
2016	2017	2018	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019
33.1%	33.7%	36.2%	35.5%	36.1%	36.4%	36.5%	35.6%	35.0%

In addition to individual loan pricing, and the number of days in a period, there are many other factors that can affect Portfolio Yield, including:

•
Channel Mix - In general, loans originated from the strategic partner channel have lower Portfolio Yields than loans from the direct and funding advisor channel. This is primarily due to the strategic partner channel's higher commissions as compared to the direct channel, and lower pricing as compared to the funding advisor channel.

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower Portfolio Yields, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher Portfolio Yield loans because total payback is typically higher compared to a shorter length term for the same principal loan amount.  Following the introduction of our 24-month and 36-month term loans, the average length of new term loan originations had increased from 10.8 months for the year ended December 31, 2014 to 13.3 months for the year ended December 31, 2016. As part of our 2017 credit tightening, when appropriate, the offered duration of term loans to certain customers was shortened to control duration risk. For the three months ended June 30, 2019, the average length of new term loan originations was 12.3 months which increased from 11.4 months for the three months ended March 31, 2019 and 11.3 months for the three months ended June 30, 2018. The increase in average term length reflects the increased booking rate of longer term loans with larger balances of higher credit quality loans as our credit policy has recently been further optimized for loans with those specific characteristics.

•
Customer Type Mix - In general, loans originated from repeat customers historically have had lower Portfolio Yields than loans from new customers.  This is primarily because repeat customers typically have a higher OnDeck Score and are therefore deemed to be lower risk.  In addition, repeat customers are more likely to be approved for longer terms than new customers given their established payment history and lower risk profiles. Finally, origination fees can be reduced or waived for repeat customers, contributing to lower Portfolio Yields.

•
Loan Mix - In general, lines of credit have lower Portfolio Yields than term loans. For the three months ended June 30, 2019, the weighted average line of credit APR was 34.4%, compared to 48.4% for term loans.  Draws by line of credit customers increased to 22.8% of total originations for the three months ended June 30, 2019 from 20.7% in three months ended June 30, 2018.

Interest Expense
We obtain outside financing principally through debt facilities and securitizations with a diverse group of banks, insurance companies and other institutional lenders. Interest expense consist of the interest expense we incur on our debt, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining this debt, such as banker fees, origination fees and legal fees and, in applicable periods, certain costs associated with our interest rate hedging activity. Cost of Funds Rate is calculated as interest expense divided by average debt outstanding for the period. Our Cost of Funds Rate decreased to 5.5% for the three months ended June 30, 2019 as compared to 6.6% for the three months ended June 30, 2018. The decrease in our Cost of Funds Rate was driven by the decrease in our weighted average interest rate on debt outstanding. That decrease was attributable to decreases in interest rate spread (the applicable percentage rate above the benchmark interest rate charged by the lender) which was partially offset by an increase in benchmark rates.
Credit Performance
Credit performance refers to how credit losses on a portfolio of loans and finance receivables perform relative to expectations. Generally speaking, perfect credit performance is a loan that is repaid in full and in accordance with the terms of the agreement, meaning that all amounts due were repaid in full and on time. However, no portfolio is without risk and a certain amount of losses are expected. In this respect, credit performance must be assessed relative to pricing and expectations. Because a certain degree of losses are expected, pricing will be determined with the goal of allowing for estimated losses while still generating the desired rate of return after taking into account those estimated losses. When a portfolio has higher than estimated losses, the desired rate of return may not be achieved, and that portfolio would be considered to have underperformed. Conversely, if the portfolio incurred lower than estimated losses, resulting in a higher than expected rate of return, the portfolio would be considered to have overperformed.
We originate and price our loans and finance receivables expecting that we will incur a degree of losses. When we originate our loans and finance receivables, we record a provision for estimated credit losses. As we gather more data as the portfolio performs, we may increase or decrease that reserve as deemed necessary to reflect our latest loss estimate. Some portions of our portfolio may be performing better than expected while other portions may perform below expectations. The net result of the underperforming and overperforming portfolio segments determines if we require an overall increase or decrease to our reserve related to the existing portfolio. A net decrease to the reserve related to the existing portfolio reduces provision expense, while a net increase to the loan reserve increases provision expense.
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

Net Charge-off Rate
Our Net Charge-off Rate, which is calculated as our annualized net charge-offs for the period divided by the average Unpaid Principal Balance outstanding, increased from 11.2% in three months ended June 30, 2018 to 15.1% in three months ended June 30, 2019, driven by credit expansion, channel mix changes and changes in small business sentiment and behavior. Since 2018, we have held delinquent loans longer as we expanded our pre-charge-off collection efforts to maximize returns. While collections on those more severely delinquent loans have proven to be successful and have increased our recoveries and profitability, some portion of those loans ultimately remain uncollectible. Allowing several quarters to continue collection efforts delayed charge-off of some loans which have now accumulated. This quarter's increase net charge-off rate reflects the increased charge-off rate as some of those accumulated loans are charged-off. In addition, the Net Charge-off Rate in the three months ended March 31, 2018 was unusually low by historical standards reflecting our decision to tighten our credit policies in the first half of 2017.
Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by cohort. Net lifetime charge-offs are the unpaid principal balance charged off less recoveries of loans previously charged off. A given cohort’s net lifetime charge-off ratio is the cohort’s net lifetime charge-offs through June 30, 2019 divided by the cohort’s total original loan volume. Repeat loans in the denominator include the full renewal loan principal, rather than the net funded amount, which is the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment and 30 days of inactivity. The chart immediately below includes all term loan originations, including, if applicable, loans sold through OnDeck Marketplace or held for sale on our balance sheet.

Net Charge-off Ratios by Cohort Through June 30, 2019

	For the Year			For the Quarter
	2015	2016	2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019
Principal Outstanding as of June 30, 2019 by Period of Origination	—%	—%	0.3%	1.1%	3.2%	10.2%	26.4%	56.0%	86.6%

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
Given that the originations in the first and second quarter of 2019 cohorts are relatively unseasoned as of June 30, 2019, these cohorts reflect low lifetime charge-off ratios in the total loans chart below. Further, given our loans are typically charged off after 90 days of nonpayment and 30 days of inactivity, all cohorts reflect minimal charge offs for the first three months in the chart below.

Net Cumulative Lifetime Charge-off Ratios
All Loans

10.0%
9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24
Month
2015
2016
2017
2018 Q1
2018 Q2
2018 Q3
2018 Q4
2019 Q1
2019 Q2

	For the Year				For the Quarter
Originations	2015	2016	2017	2018	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019
All term loans (in millions)	$1,704	$2,052	$1,697	$1,972	$469	$465	$520	$517	$486	$457
Weighted average term (months) at origination	12.4	13.2	12.1	11.8	11.8	11.8	11.9	11.8	11.7	12.2

Loans we originated in 2016 demonstrated higher than historical net cumulative lifetime charge-off ratios, which were primarily related to lower credit quality loans of longer terms and larger sizes. In response and as part of our focus on achieving profitability, during the first and second quarters of 2017 we broadly tightened our credit policies to eliminate originations of loans with expected negative unit economics and to reduce those with expected marginal unit economics.
By design, the broad credit tightening resulted in a significant decline in originations for the second quarter of 2017 and a significant decline in the net cumulative lifetime charge-off ratios for loans originated in that quarter. Subsequent cohorts have incorporated measured and targeted credit optimization designed to bring our net cumulative charge-off ratios in line with business model objectives. Loans originated after the third quarter of 2018 are not yet seasoned enough for meaningful comparison.

15+ Day Delinquency Ratio
The 15+ Day Delinquency Ratio is the aggregate Unpaid Principal Balance for our portfolio that is 15 or more calendar days past due as of the end of the period as a percentage of the Unpaid Principal Balance.
The 15+ Day Delinquency ratio increased from 6.8% at June 30, 2018 to 8.5% at June 30, 2019 driven by our decision in 2018 to hold and collect delinquent loans longer, credit tests we performed in 2018, and a normalizing credit environment in 2019. The increase in loans 15-89 days past due was primarily driven by the credit testing we performed in 2018, while the increase in loans 90+ days past due primarily reflects the change in our collection strategy.
The decrease in the second quarter of 2019 of the percentage of 90+ days past due loans as compared to the first quarter of 2019 reflects the charge-off of delinquent loans accumulated over the past several quarters as we expanded our internal collection efforts and the increase in delinquencies which resulted from our credit expansion in the third and fourth quarter of 2018. The decrease of the percentage of 15-89 days past due loans over the same period reflects the improved credit performance of our more current cohorts.

Reserve Ratio
The Reserve Ratio, which is the allowance for credit losses divided by the Unpaid Principal Balance as of a specific date, is a comprehensive measurement of our allowance for credit losses because it presents, as a percentage, the portion of the total Unpaid Principal Balance for which an allowance has been recorded. Our Reserve Ratio increased from 12.1% at June 30, 2018, to 12.3% at June 30, 2019. The increase in the Reserve Ratio reflects higher delinquencies including a greater proportion of late stage delinquencies, ongoing credit testing, and a normalizing credit environment in 2019.
Provision Rate

The Provision Rate is the provision for credit losses divided by the new originations volume of loans and finance receivables held for investment. Originations include the full renewal loan principal of repeat loans, rather than the net funded amount.
Our Provision Rate increased in the second quarter of 2019 to 7.3% from 5.7% in the second quarter of 2018. This increase in Provision Rate was primarily driven by the deterioration of loans originated in the second half of 2018, and a normalizing credit environment.

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

•
Interest Expense. Changes in monetary and fiscal policy may affect generally prevailing interest rates. Interest rates may also change for reasons unrelated to economic conditions. To the extent that interest rates rise, our interest expense will increase and the spread between our Portfolio Yield and our Cost of Funds Rate may narrow to the extent we cannot correspondingly increase the interest rates we charge our customers or reduce the credit spreads in our borrowing facilities.

Customer Acquisition Costs
Our customer acquisition costs, or CACs, differ depending upon the acquisition channel. CACs in our direct channel include the commissions paid to our internal sales force and expenses associated with items such as direct mail, and online marketing activities. CACs in our strategic partner channel and FAP channel include commissions paid. CACs in all channels include new originations. For our United States portfolio, the FAP channel had the highest CAC per unit and our strategic partner channel had the lowest CAC per unit for both the three months ended June 30, 2019 and June 30, 2018.
The total amount of U.S. CACs decreased both in aggregate and for each of the three individual acquisition channels for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.  Our U.S. CACs evaluated as a percentage of originations increased for our direct and FAP channel, and decreased slightly for our strategic partner channel period over period. The decrease in absolute dollars was primarily attributable to a decrease in U.S. CACs in our FAP channel driven by a decrease in external commissions and origination volume.
Increased competition for customer response could require us to incur higher customer acquisition costs and make it more difficult for us to grow our originations in both unit and volume for both new as well as repeat customers.

Components of Our Results of Operations
Revenue
Interest and Finance Income. We generate revenue primarily through interest and origination fees earned on the term loans and lines of credit we originate. Interest income in applicable periods also includes interest income earned on loans held for sale from the time the loan is originated until it is ultimately sold. Interest income also includes miscellaneous interest income such as interest earned on invested cash. We also generate revenue through finance income on our Canadian merchant cash advances.
Our interest and origination fee revenue is amortized over the term of the loan or finance receivable using the effective interest method. Origination fees collected but not yet recognized as revenue are netted with direct origination costs and recorded as a component of loans and finance receivables held for investment or loans held for sale, as appropriate, on our consolidated balance sheets and recognized over the term of the loan or finance receivable. Direct origination costs include costs directly attributable to originating a loan or finance receivable, including commissions, vendor costs and personnel costs directly related to the time spent by those individuals performing activities related to loan origination.
Other Revenue. Other revenue includes fees generated by ODX, marketing fees earned from our issuing bank partner, monthly fees charged to customers for our line of credit, and referral fees from other lenders.
Cost of Revenue
Provision for Credit Losses. Provision for credit losses consists of amounts charged to income during the period to maintain an allowance for credit losses, or ALLL, estimated to be adequate to provide for probable credit losses inherent in our existing loan and finance receivable portfolio. Our ALLL represents our estimate of the credit losses inherent in our portfolio of loans and finance receivables and is based on a variety of factors, including the composition and quality of the portfolio, loan specific information gathered through our collection efforts, delinquency levels, our historical charge-off and loss experience and general economic conditions. In general, we expect our aggregate provision for credit losses to increase in absolute dollars as the amount of term loans and lines of credit we originate and hold for investment increases.
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

Provision for Income Taxes
Our provision for income taxes includes tax expense for our global operations, including the tax expense incurred by our non-U.S. entities, and our annual effective tax rate is an estimated, blended rate of all jurisdictions; federal, state and foreign. We expect to incur U.S. income tax expense for the remainder of 2019 and thereafter as we currently estimate that we will be profitable and will fully utilize our net operating losses. We may release portions of our valuation allowance in 2019 and thereafter if our actual or forecasted profitability levels are deemed sufficient to support the realizability of the net deferred tax assets.

Through December 31, 2018, we had not been required to pay any material U.S. federal or state income taxes nor any foreign income taxes because of accumulated net operating losses. As of December 31, 2018, we had approximately $3.7 million of federal net operating loss carryforwards and approximately $14.9 million of state net operating loss carryforwards available to reduce future taxable income, unless limited due to historical or future ownership changes. The federal net operating loss carryforwards will begin to expire at various dates beginning in 2028. We expect to use a significant portion of our U.S. net operating losses in 2018 and to fully utilize all remaining net U.S. operating losses in 2019.
Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated.
Comparison of the three months ended June 30, 2019 and 2018

	Three Months Ended June 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest and finance income	$105,641	95.8%	$92,209	96.6%	$13,432	14.6%
Other revenue	4,605	4.2	3,247	3.4	1,358	41.8
Gross revenue	110,246	100.0	95,456	100.0	14,790	15.5
Cost of revenue:
Provision for credit losses	42,951	39.0	33,293	34.9	9,658	29.0
Interest expense	11,381	10.3	12,245	12.8	(864)	(7.1)
Total cost of revenue	54,332	49.3	45,538	47.7	8,794	19.3
Net revenue	55,914	50.7	49,918	52.3	5,996	12.0
Operating expense:
Sales and marketing	13,307	12.1	11,432	12.0	1,875	16.4
Technology and analytics	16,681	15.1	12,799	13.4	3,882	30.3
Processing and servicing	5,609	5.1	5,041	5.3	568	11.3
General and administrative	16,353	14.8	16,034	16.8	319	2.0
Total operating expense	51,950	47.1	45,306	47.5	6,644	14.7
Income (loss) from operations, before provision for income taxes	3,964	3.6	4,612	4.8	(648)	(14.1)
Provision for income taxes	1,796	1.6	—	—	1,796	—
Net income (loss)	$2,168	2.0%	$4,612	4.8%	$(2,444)	(53.0)%
Net income (loss)
For the three months ended June 30, 2019, net income decreased to $2.2 million from $4.6 million for the three months ended June 30, 2018 while adjusted net income, a non-GAAP measure, decreased to $6.9 million from $9.8 million over the same period. These decreases were primarily attributable to a 19.3% increase in cost of revenue and a 14.7% increase in operating expenses, partially offset by a 15.5% increase in revenue. Basic earnings per share decreased from $0.08 per share to $0.06 per share. Similarly, our Return on Assets decreased to 1.4% from 2.2% and our Return on Equity decreased to 5.5% from 8.4%. Our adjusted Return on Assets, a non-GAAP measure, decreased to 2.2% from 3.7% and our adjusted Return on Equity, a non-GAAP measure, decreased to 8.8% from 14.7%. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures for a discussion and reconciliation of Non-GAAP measures.

Revenue

	Three Months Ended June 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest and finance income	$105,641	95.8%	$92,209	96.6%	$13,432	14.6%
Other revenue	4,605	4.2	3,247	3.4	1,358	41.8
Gross revenue	$110,246	100.0%	$95,456	100.0%	$14,790	15.5%
Gross revenue increased by $14.8 million, or 15.5%, from $95.5 million to $110.2 million. This growth was in part attributable to a $13.4 million, or 14.6%, increase in interest income, which was primarily driven by a higher portfolio balance as evidenced by an 18% increase in Average Loans and Finance Receivables from $1.0 billion to $1.2 billion.
Other revenue increased by $1.4 million, or 41.8%, primarily attributable to an increase in referral fees from other lenders and ODX revenue, and partially offset by a decrease in marketing fees from our issuing bank partner.
Cost of Revenue

	Three Months Ended June 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for credit losses	$42,951	39.0%	$33,293	34.9%	$9,658	29.0%
Interest expense	11,381	10.3	12,245	12.8	(864)	(7.1)
Total cost of revenue	$54,332	49.3%	$45,538	47.7%	$8,794	19.3%
Total cost of revenue increased by $8.8 million, or 19.3%, from $45.5 million to $54.3 million. Provision for credit losses increased by $9.7 million, or 29.0%, from $33.3 million to $43.0 million. In accordance with GAAP, we recognize revenue on loans and finance receivables over their term, but provide for probable credit losses on the loans and finance receivables at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates. Our provision for credit losses as a percentage of originations, or the Provision Rate, increased from 5.7% to 7.3%. The increase in Provision Rate was primarily driven by the deterioration of loans originated in the second half of 2018, and a normalizing credit environment.
Interest expense decreased by $0.9 million, or 7.1%, from $12.2 million to $11.4 million. As a percentage of gross revenue, interest expense decreased from 12.8% to 10.3%. The decrease in interest expense was primarily attributable to decreases in interest rate spread (the applicable percentage rate above the benchmark interest rate charged by the lender) and was partially offset by increases in Average Debt outstanding and benchmark rates. The Average Debt Outstanding during the second quarter of 2019 was $834.6 million, up 13.2%, from $737.1 million during the second quarter of 2018, while our Cost of Funds Rate decreased from 6.6% to 5.5%.
Operating Expense
Total operating expense increased by $6.6 million, or 14.7%, from $45.3 million to $52.0 million. At June 30, 2019, we had 726 employees compared to 587 at December 31, 2018. Approximately half of the headcount increase reflects the additional Evolocity employees, with the majority of the other half attributable to Technology and Analytics employees. We increased our headcount and personnel-related costs across our business in order to support our growth strategy and expect headcount to further increase in the remainder of 2019 reflecting our investment in growth initiatives.
Given our focus on growth and profitability, we evaluate trends in our efficiency ratio as a key measure of our progress. Our efficiency ratio for the quarter ended June 30, 2019 was 47.1% which was an improvement from 47.5% for the quarter ended June 30, 2018. Our Adjusted Efficiency Ratio, a non-GAAP measure, increased from 43.1% for the quarter ended June 30, 2018 to 44.2% for the quarter ended June 30, 2019. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures for a discussion and reconciliation of Adjusted Efficiency Ratio.
Sales and Marketing

	Three Months Ended June 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$13,307	12.1%	$11,432	12.0%	$1,875	16.4%
Sales and marketing expense increased by $1.9 million, or 16.4%, from $11.4 million to $13.3 million. The increase was primarily attributable to a $1.3 million increase in personnel-related costs due to an increase in head count as well as the additional personnel related to our business combination with Evolocity. For the three months ended June 30, 2019, our direct marketing and other marketing spend increased by $0.4 million. Additionally, the prior period quarter benefited from a $0.2 million credit to occupancy expense related to lease terminations.
Technology and Analytics

	Three Months Ended June 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$16,681	15.1%	$12,799	13.4%	$3,882	30.3%
Technology and analytics expense increased by $3.9 million, or 30.3%, from $12.8 million to $16.7 million. The increase was primarily attributable to $2.9 million of additional personnel-related costs as we continue to invest in our strategic initiatives and build our internal capabilities for the future. The increase also included higher software license related costs of $0.5 million and an impairment of our capitalized software assets of $0.9 million, partially offset by a decrease of $0.5 million in technology related consulting expenses.
Processing and Servicing

	Three Months Ended June 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$5,609	5.1%	$5,041	5.3%	$568	11.3%
Processing and servicing expense increased by $0.6 million, or 11.3%, from $5.0 million to $5.6 million. The increase was driven by an increase personnel related expenses of $0.1 million and an increase in other processing expenses of $0.4 million.

General and Administrative

	Three Months Ended June 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$16,353	14.8%	$16,034	16.8%	$319	2.0%
General and administrative expense increased by $0.3 million, or 2.0%, from $16.0 million to $16.4 million. The increase was primarily attributable to increases in personnel-related costs of $1.6 million due to an increase in headcount as well as the additional personnel related to our business combination with Evolocity partially offset by a decrease in spend on professional fees during the three months ended June 30, 2019. The prior year period included a debt extinguishment charge of $1.4 million with no corresponding charge in the current year period.
Provision for Income Taxes

	Three Months Ended June 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Provision for Income Taxes	$1,796	1.6%	$—	—%	$1,796	—%
During the three months ended June 30, 2019 we recorded a provision for income taxes of $1.8 million, representing a quarterly effective tax rate of 45.3%. The increase in the effective tax rate from approximately 24% in the first quarter of 2019 was driven by the timing of losses of our foreign subsidiaries combined with our revised forecast of 2019 U.S. taxable income. Through December 31, 2018, we had not been required to pay any material U.S. federal or state income taxes nor any foreign income taxes because of accumulated net operating losses.

Comparison of the six months ended June 30, 2019 and 2018

	Six Months Ended June 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest and finance income	$211,440	96.0%	$178,438	96.1%	$33,002	18.5%
Other revenue	8,781	4.0	7,158	3.9	1,623	22.7
Gross revenue	220,221	100.0	185,596	100.0	34,625	18.7
Cost of revenue:
Provision for credit losses	86,242	39.2	69,586	37.5	16,656	23.9
Interest expense	22,713	10.3	24,117	13.0	(1,404)	(5.8)
Total cost of revenue	108,955	49.5	93,703	50.5	15,252	16.3
Net revenue	111,266	50.5	91,893	49.5	19,373	21.1
Operating expense:
Sales and marketing	25,267	11.5	22,030	11.9	3,237	14.7
Technology and analytics	33,487	15.2	23,806	12.8	9,681	40.7
Processing and servicing	11,098	5.0	10,262	5.5	836	8.1
General and administrative	30,382	13.8	33,759	18.2	(3,377)	(10.0)
Total operating expense	100,234	45.5	89,857	48.4	10,377	11.5
Income (loss) from operations, before provision for income taxes	11,032	5.0	2,036	1.1	8,996	441.8
Provision for income taxes	3,536	1.6	—	—	3,536	—
Net income (loss)	$7,496	3.4%	$2,036	1.1%	$5,460	268.2%
Net income (loss)
For the six months ended June 30, 2019, net income increased to $7.5 million from $2.0 million for the six months ended June 30, 2018 while adjusted net income, a non-GAAP measure, decreased to $15.0 million from $16.1 million over the same period. Basic earnings per share increased from $0.05 per share to $0.13 per share. Similarly, our Return on Assets increased to 1.6% from 0.7% while our Return on Equity increased to 6.5% from 2.7%. Our adjusted Return on Assets, a non-GAAP measure, decreased to 2.5% from 3.1% while our adjusted Return on Equity, a non-GAAP measure, decreased to 9.8% from 12.1%. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures for a discussion and reconciliation of Non-GAAP measures.

Revenue

	Six Months Ended June 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest and finance income	$211,440	96.0%	$178,438	96.1%	$33,002	18.5%
Other revenue	8,781	4.0	7,158	3.9	1,623	22.7
Gross revenue	$220,221	100.0%	$185,596	100.0%	$34,625	18.7%
Gross revenue increased by $34.6 million, or 18.7%, from $185.6 million to $220.2 million. This growth was in part attributable to a $33.0 million, or 18.5%, increase in interest income, which was primarily driven by the higher balance of loans being held on our balance sheet as evidenced by the 17.7% increase in Average Loans and Finance Receivables from $1.0 billion to $1.2 billion.
Other revenue increased by $1.6 million, or 22.7%, primarily attributable to an increase in referral fees from other lenders and ODX revenue, partially offset by a decrease in marketing fees from our issuing bank partner.
Cost of Revenue

	Six Months Ended June 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for credit losses	$86,242	39.2%	$69,586	37.5%	$16,656	23.9%
Interest expense	22,713	10.3	24,117	13.0	(1,404)	(5.8)
Total cost of revenue	$108,955	49.5%	$93,703	50.5%	$15,252	16.3%
Total cost of revenue increased by $15.3 million, or 16.3% from $93.7 million to $109.0 million. Provision for credit losses increased by $16.7 million, or 23.9%, from $69.6 million to $86.2 million. In accordance with GAAP, we recognize revenue on loans and finance receivables over their term, but provide for probable credit losses on the loans and finance receivables at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates. Our provision for credit losses as a percentage of originations, or the Provision Rate, increased from 5.9% to 7.0%. The increase in Provision Rate was primarily driven by the deterioration of loans originated in the second half of 2018, and a normalizing credit environment.
Interest expense decreased by $1.4 million, or 5.8%, from $24.1 million to $22.7 million. As a percentage of gross revenue, interest expense decreased from 13.0% to 10.3%. The decrease in interest expense was primarily attributable to decreases in interest rate spread (the applicable percentage rate above the benchmark interest rate charged by the lender) and was partially offset by increases in Average Debt outstanding and benchmark rates. The Average Debt Outstanding during the six months ended 2019 was $835.9 million up 16.5% from $717.7 million during the six months ended 2018, while our Cost of Funds Rate decreased from 6.7% to 5.4%.

Operating Expense
Total operating expense increased by $10.4 million, or 11.5%, from $89.9 million to $100.2 million. At June 30, 2019, we had 726 employees compared to 587 at December 31, 2018. Approximately half of the headcount increase reflects the additional Evolocity employees, with the majority of the other half attributable to Technology and Analytics employees. We increased our headcount and personnel-related costs across our business in order to support our growth strategy and expect headcount to further increase in the remainder of 2019 reflecting investment in growth initiatives.
Given our focus on growth and profitability, we evaluate trends in our efficiency ratio as a key measure of our progress. Our efficiency ratio for the six months ended June 30, 2019 decreased to 45.5% from 48.4% for the six months ended June 30, 2018. Our Adjusted Efficiency Ratio, a non-GAAP measure, increased from 41.7% for the six months ended June 30, 2018 to 42.6% for the six months ended June 30, 2019. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures for a discussion and reconciliation of Adjusted Efficiency Ratio.
Sales and Marketing

	Six Months Ended June 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$25,267	11.5%	$22,030	11.9%	$3,237	14.7%
Sales and marketing expense increased by $3.2 million, or 14.7%, from $22.0 million to $25.3 million. The increase was primarily attributable to a $2.0 million increase in personnel-related costs as well as a $0.3 million increase in general marketing spend. Additionally, the prior period benefited from a $0.6 million credit to our occupancy expense related to lease terminations.

Technology and Analytics

	Six Months Ended June 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$33,487	15.2%	$23,806	12.8%	$9,681	40.7%
Technology and analytics expense increased by $9.7 million, or 40.7%, from $23.8 million to $33.5 million. The increase was primarily attributable to $6.6 million of additional personnel-related costs as we continue to invest in our strategic initiatives and build our internal capabilities for the future. Additionally, we incurred an increase in software license expenditures, and other software expenses during the six months ended June 30, 2019.
Processing and Servicing

	Six Months Ended June 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$11,098	5.0%	$10,262	5.5%	$836	8.1%
Processing and servicing expense increased by $0.8 million, or 8.1%, from $10.3 million to $11.1 million. The increase was primarily attributable to a $0.8 million increase in costs related to our in-house collection initiatives. Additionally, the prior period benefited from a $0.4 million credit to our occupancy expense related to lease terminations. Our increases in expense were slightly offset by a $0.3 million decrease in personnel-related costs.

General and Administrative

	Six Months Ended June 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$30,382	13.8%	$33,759	18.2%	$(3,377)	(10.0)%
General and administrative expense decreased by $3.4 million, or 10.0%, from $33.8 million to $30.4 million. The decrease was primarily attributable to additional expenses incurred during the six months ended June 30, 2018, including a $5.7 million charge for asset disposals related to our 2018 lease terminations as well as a $1.4 million debt extinguishment costs in the six months ended 2018. The decrease in expense was partially offset by a $2.4 million increase in personnel related charges due to an expansion of headcount which included the addition of the Evolocity subsidiary.
Provision for Income Taxes

	Six Months Ended June 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$3,536	1.6%	$—	—%	$3,536	—%
During the six months ended June 30, 2019 we recorded a provision for income taxes of $3.5 million, representing a year to date effective tax rate of 32.1%. Through December 31, 2018, we were not required to pay any material U.S. federal or state income taxes nor any foreign income taxes because of accumulated net operating losses.
Liquidity and Capital Resources
During the second quarter of 2019, we originated $592 million of loans and during the six months ended June 30, 2019, we originated $1.2 billion of loans utilizing a diversified set of funding sources, including cash on hand, third-party lenders (through debt facilities and securitization), and the cash generated by our operating, investing and financing activities.
Cash on Hand
At June 30, 2019, we had approximately $59 million of cash on hand to fund our future operations which was comparable to December 31, 2018.

Current Debt Facilities
The following table summarizes our debt facilities as of June 30, 2019.

	Maturity Date		Weighted Average Interest Rate		Borrowing Capacity		Principal Outstanding
					(in millions)
Debt:
OnDeck Asset Securitization Trust II LLC	April 2022	(1)	3.8%		$225.0		$225.0
OnDeck Account Receivables Trust 2013-1 LLC	March 2022	(2)	4.2%		180.0		111.8
Receivable Assets of OnDeck, LLC	September 2021	(3)	4.8%		119.7		101.5
OnDeck Asset Funding II LLC	August 2022	(4)	5.4%		175.0		110.2
Prime OnDeck Receivable Trust II, LLC	March 2022	(5)	4.4%		180.0		108.9
Loan Assets of OnDeck, LLC	October 2022	(6)	4.2%		150.0		98.5
Corporate Debt	January 2021		5.4%		85.0	(7)	20.0
Other Agreements	Various	(8)	6.8%	(9)	113.7	(10)	72.9
Total Debt			4.6%		$1,228.4		$848.8

(1)	The period during which new loans may be purchased under this securitization transaction expires in March 2020.

(2)	The period during which new borrowings may be made under this facility expires in March 2021.

(3)
The period during which new borrowings of Class A revolving loans may be made under this debt facility expires in December 2020. The $19.7 million of Class B borrowing capacity matures in December 2019.

(4)	The period during which new borrowings may be made under this facility expires in August 2021.

(5)	The period during which new borrowings may be made under this facility expires in March 2021.

(6)	The period during which new borrowings may be made under this debt facility expires in April 2022.

(7)
On July 19, 2019, the Company entered into an agreement which increased the commitment under its corporate revolving debt facility by $20 million, refer to Note 13 of Notes to Consolidated Financial Statements for additional information.

(8)	The periods during which new borrowings may be made under the various agreements expire between September 2019 and June 2020. Maturity dates range from September 2019 through December 2022.

(9)	Weighted Average Interest Rate as of June 30, 2019 reflects the credit facilities assumed as a part of the combination with Evolocity.

(10)	Outstanding amounts as of June 30, 2019 reflects the credit facilities assumed as a part of the combination with Evolocity.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.
Cash and Cash Equivalents, Loans (Net of Allowance for Credit Losses), and Cash Flows
The following table summarizes our cash and cash equivalents, loans (net of ALLL) and cash flows:

	As of or for the Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash and cash equivalents	$58,744	$74,262
Restricted cash	$43,336	$44,189
Loans and finance receivables held for investment, net	$1,061,870	$922,731
Cash provided by (used in):
Operating activities	$136,559	$118,764
Investing activities	$(125,412)	$(178,007)
Financing activities	$(6,147)	$64,277
Our cash and cash equivalents at June 30, 2019 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments, deposit accounts or other arrangements designed to preserve the principal balance and maintain adequate liquidity. Our excess cash may be invested primarily in overnight sweep accounts, money market instruments or similar arrangements that provide competitive returns consistent with our polices and market conditions.
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
Cash Flows
Operating Activities
For the six months ended June 30, 2019, net cash provided by operating activities was $136.6 million, which was primarily the result of interest payments from our customers of $245.8 million, less $86.3 million utilized to pay our operating expenses and $20.0 million we used to pay the interest on our debt. During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $3.1 million.
For the six months ended June 30, 2018, net cash provided by our operating activities was $118.8 million, which was primarily the result of our cash received from our customers, including interest payments of $211.3 million, less $70.7 million utilized to pay our operating expenses and $21.4 million we used to pay the interest on our debt. During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $3.4 million.
Investing Activities
Our investing activities have consisted primarily of funding our term loan, line of credit and finance receivable originations, including payment of associated direct costs and receipt of associated fees, offset by customer repayments of term loans, lines of credit and finance receivables, purchases of property, equipment and software, capitalized internal-use software development costs and, historically, proceeds from the sale of term loans which were not specifically identified at origination as a loan held for sale. Purchases of property, equipment and software and capitalized internal-use software development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our internal-use technology.
For the six months ended June 30, 2019, net cash used to fund our investing activities was $125.4 million, and consisted primarily of $83.3 million of loan originations in excess of loan repayments received, $33.5 million of origination costs paid in excess of fees collected and $5.6 million for the purchase of property, equipment and software and capitalized internal-use software development costs.
For the six months ended June 30, 2018, net cash used to fund our investing activities was $178.0 million, and consisted primarily of $144.1 million of loan originations in excess of loan repayments received, $30.0 million of origination costs paid in excess of fees collected and $3.2 million for the purchase of property, equipment and software and capitalized internal-use software development costs.
Financing Activities
Our financing activities have consisted primarily of net borrowings from our securitization facility and our revolving debt facilities.
For the six months ended June 30, 2019, net cash used in our financing activities was $6.1 million and consisted primarily of $3.6 million in net additional debt repaid on our debt facilities and $2.8 million of payments of debt issuance costs. These uses of cash were partially offset by $1.3 million of cash received from the issuance of common stock under the employee stock purchase plan.
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
Our originations for the three months ended June 30, 2019 and 2018 were $592 million and $587 million, respectively. Our originations for the six months ended June 30, 2019 and 2018 were $1.23 billion and $1.18 billion, respectively.

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
We estimate that at June 30, 2019, approximately $352 million of our own cash had been invested in our loan portfolio, approximately one-half of which was used to fund our portfolio's residual value. Investing in our portfolio's residual value is a requirement of our funding model and will remain a use of cash so long as we continue to grow loan balances.
We expect to use cash flow generated from operations for various corporate purposes including to fund a portion of our lending activities including funding residual growth. In addition, we may also finance residual growth through our available liquidly sources such as our corporate line of credit or by introducing additional subordinated notes in our debt facilities.
As of June 30, 2019, $87 million of our capacity is scheduled to expire before June 30, 2020. In order to maintain and grow our current rate of loan originations over the next twelve months, we will be required to secure additional funding. We plan to do this through one or more of the following sources: new asset-backed securitization transactions, new debt facilities and extensions and increases to existing debt facilities. Historically we have been successful in accessing the asset-backed loan market on terms acceptable to us, and we anticipate that we will be able to do so into the foreseeable future. However, if we deem the cost of accessing the asset-backed loan market to be in excess of an appropriate rate, we may elect to use available cash, OnDeck Marketplace, or other financing options available to us. Furthermore, we could decide to alter the types of loans we originate, such that more loans are eligible for credit facilities, or we could decide to slow down the rate of originations. We are currently in various stages of discussions with multiple potential funding sources. While we expect to be able to obtain additional capacity on market terms, there can be no assurance that we will be successful.
In addition to pursuing funding as described above, although it is not currently anticipated, depending upon the circumstances we may seek additional equity financing. The sale or issuance of equity may result in dilution to our stockholders, and those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock.
Our Board of Directors authorized the repurchase of up to $50 million of common stock with the shares to be retained in Treasury and available for possible reissuance. Any share repurchases under the program will be made from time to time in the open market, in privately negotiated transactions or otherwise. The timing and amount of any share repurchases will be subject to market conditions and other factors as we may determine. The repurchase authorization expires August 31, 2020, however, we may suspend, modify or discontinue the program at any time in our discretion without prior notice.
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
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our current and prospective investors should carefully consider the following risks, in addition to those described in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, and other documents that we file with the SEC from time to time which are available on the SEC website at www.sec.gov, and all other information contained in this report, including our unaudited condensed consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Cautionary Note Regarding Forward-Looking Statements,” before making investment decisions regarding our securities. The risks and uncertainties described below supplement, or to the extent inconsistent, supersede those in our above-mentioned Annual Report on Form 10-K. In addition, the risks and uncertainties below and in our above-mentioned Annual Report on Form 10-K are not the only ones we face, but include the most significant factors then known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of these risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

Although we have decided to pursue obtaining a bank charter, there can be no assurances when we would obtain a bank charter, if at all, and whether we may do so either de novo or through a transaction.
On July 29, 2019, we announced that after careful consideration and analysis, we have decided to pursue obtaining a bank charter, either de novo or through a transaction.
There can be no assurances when we would obtain a bank charter, if at all, and whether we may do so either de novo or through a transaction. Since our formation, we have not been a bank, have not been regulated as a bank and do not have experience operating or managing a bank. Obtaining a bank charter is subject to significant regulatory requirements and consents, and we will not be able to obtain a bank charter, either de novo or through a transaction, without complying with applicable laws and regulations and obtaining required governmental approvals and consents. For example, if we were to attempt to acquire a commercial bank and become a bank holding company, we would be required to obtain the approval of federal and/or state bank regulatory agencies. Such approval process is time consuming, requires the submission of extensive information, is subject to considerations of safety and soundness, management capabilities and public convenience and needs, among other factors, and may be subject to regulatory delays. We may not receive any such required approvals and consents or we may not receive them in a timely manner, including as a result of factors or matters beyond our control.

Obtaining a bank charter, either de novo or through a transaction, would subject our business to significant new regulatory requirements that may significantly limit our operations and control the manner in which we conduct our business, which could have a material adverse effect on our business, financial condition and operating results.
U.S. banks and their holding companies are subject to extensive supervision and regulation by a number of governmental agencies, including one or more of the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, or the FDIC, and the Consumer Financial Protection Bureau and/or state banking supervisors. The statutes establishing these agencies and related regulations, which are generally intended to protect bank depositors and customers rather than stockholders, govern a comprehensive range of matters including:

•	ownership and control of stockholders;

•	acquisition of other companies and businesses;

•	permissible investments and activities;

•	maintenance of adequate capital levels;

•	sales practices;

•	anti-money laundering requirements;

•	an insolvency regime for insured depository institutions and the powers of the FDIC as receiver of insolvent insured depository institutions;

•	restrictions on repurchases of stock, dividends or other distributions by banking organizations;

•	restrictions on engaging in proprietary trading and investing in or sponsoring certain investment funds;

•	deposit insurance provided by the FDIC;

•	supervision and examination;

•	limitations on transactions between banks and their affiliates;

•	requirements of depository institutions to meet the credit needs of their local communities; and

•	enforcement actions and civil and criminal penalties for violations of banking statutes and regulations.
These and other regulations may significantly limit our operations and control the manner in which we conduct our business, including our lending practices, capital structure, investment practices, ability to effect stock repurchases (or pay dividends) and the scope of our activities, which could have a material adverse effect on our business, financial condition, operating results.
In addition, banks and bank holding companies generally are subject to rigorous capital requirements and are examined on a regular basis for their general safety and soundness and compliance with various federal and state legal regimes, including, but not limited to, the Dodd-Frank Act, the Community Reinvestment Act, the Truth in Lending Act, the Gramm-Leach-Bliley Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001. Any compliance failures (including actions by a banking organization prior to our acquisition of it if we were to complete a transaction), or any failure by us or our subsidiaries to maintain satisfactory examination ratings or capital levels for any reason, could result in substantial penalties, requirements, and/or restrictions on our ability to conduct business. In addition, future legislation and government policy could adversely affect our operating results. We also would likely incur additional costs associated with such legal and regulatory compliance, which could adversely affect our operating results.

We cannot predict the impact our recent announcement regarding JPMorgan Chase Bank, National Association, or JPM, may have on our business or the business of ODX, but the impact could be material.
On July 29, 2019, we announced that effective August 3, 2019, JPM no longer intends to originate new small business loans through our platform hosting the Chase Business Quick Capital® program. We will continue to act as servicer for up to two years with respect to JPM’s loans previously originated through our platform. We took a $0.9 million impairment charge for the quarter ended June 30, 2019 for the remaining capitalized technology supporting JPM originations. We cannot predict the impact this announcement may have on our business or the business of ODX. For example, depending on how third parties react, it could make it more difficult for ODX to:

•	convert potential clients in its pipeline into actual clients (and even if they become actual clients, it could be more time consuming and expensive to do so);

•	retain an existing client;

•	attract potential clients willing to consider ODX’s solutions;

•	attract and/or to retain qualified employees necessary to support ODX’s business and growth plans and/ or remain competitive.
Any one or more of the foregoing could materially and adversely impact ODX’s opportunities and business prospects.
Adverse impacts at ODX could also impact OnDeck Capital, Inc. by requiring greater investment in ODX both in amount and duration. Similarly, OnDeck Capital, Inc. could find it more difficult to attract and/or retain qualified employees necessary to support its business and growth plans, which could negatively impact our consolidated financial results.

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

On Deck Capital, Inc.

/s/ Kenneth A. Brause
Kenneth A. Brause Chief Financial Officer (Principal Financial Officer)
Date: August 7, 2019

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia Chief Accounting Officer (Principal Accounting Officer)
Date: August 7, 2019

Exhibit Index

Exhibit Number	Description	Filed / Incorporated by Reference from Form *	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	12/22/2014
3.2	Amended and Restated Bylaws	10-Q	3.2	11/6/2018
4.1	Form of common stock certificate	S-1	4.1	11/10/2014
10.1+	2014 Employee Stock Purchase Plan, as amended and restated, and form of agreement thereunder	Filed Herewith.**
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	All exhibits incorporated by reference to the Registrant's Form S-1 or S-1/A registration statements relate to Registration No. 333-200043
**	Supersedes Exhibit 10.4 filed with the Form 10-K for the year ended December 31, 2018 filed on March 1, 2019