Form 10-Q
period 2019-09-30
On Deck Capital, Inc.
filed 2019-11-07
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2019 was 71,849,670.

On Deck Capital, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$59,440	$59,859
Restricted cash	49,900	37,779
Loans and finance receivables	1,227,811	1,169,407
Less: Allowance for credit losses	(148,045)	(140,040)
Loans and finance receivables held for investment, net	1,079,766	1,029,367
Property, equipment and software, net	18,584	16,700
Other assets	67,963	18,115
Total assets	$1,275,653	$1,161,820
Liabilities, mezzanine equity and stockholders' equity
Liabilities:
Accounts payable	$3,673	$4,011
Interest payable	2,631	2,385
Debt	870,625	816,231
Accrued expenses and other liabilities	65,775	36,708
Total liabilities	942,704	859,335
Commitments and contingencies (Note 12)
Mezzanine equity:
Redeemable noncontrolling interest	15,007	—
Stockholders’ equity:
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 79,798,075 and 78,412,291 shares issued and 73,556,663 and 75,375,341 outstanding at September 30, 2019 and December 31, 2018, respectively.	404	396
Treasury stock—at cost	(16,680)	(5,656)
Additional paid-in capital	511,857	502,003
Accumulated deficit	(178,313)	(196,959)
Accumulated other comprehensive loss	(2,004)	(1,832)
Total On Deck Capital, Inc. stockholders' equity	315,264	297,952
Noncontrolling interest	2,678	4,533
Total stockholders' equity	317,942	302,485
Total liabilities, mezzanine equity and stockholders' equity	$1,275,653	$1,161,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Interest and finance income	$108,211	$99,317	$319,651	$277,755
Other revenue	4,339	3,523	13,120	10,681
Gross revenue	112,550	102,840	332,771	288,436
Cost of revenue:
Provision for credit losses	43,096	39,102	129,338	108,688
Interest expense	11,264	11,728	33,977	35,845
Total cost of revenue	54,360	50,830	163,315	144,533
Net revenue	58,190	52,010	169,456	143,903
Operating expense:
Sales and marketing	12,261	10,845	37,528	32,875
Technology and analytics	16,277	13,418	49,764	37,224
Processing and servicing	6,670	5,302	17,768	15,564
General and administrative	16,472	13,107	46,854	46,866
Total operating expense	51,680	42,672	151,914	132,529
Income (loss) from operations, before provision for income taxes	6,510	9,338	17,542	11,374
Provision for (Benefit from) income taxes	(1,632)	—	1,904	—
Net income (loss)	8,142	9,338	15,638	11,374
Less: Net income (loss) attributable to noncontrolling interest	(542)	(272)	(3,007)	(1,807)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$8,684	$9,610	$18,645	$13,181
Net income (loss) per share attributable to On Deck Capital, Inc. common stockholders:
Basic	$0.12	$0.13	$0.25	$0.18
Diluted	$0.11	$0.12	$0.24	$0.17
Weighted-average common shares outstanding:
Basic	75,433,008	74,715,592	75,722,117	74,362,211
Diluted	77,758,281	79,372,491	78,576,899	78,314,719
Comprehensive income (loss):
Net income (loss)	$8,142	$9,338	$15,638	$11,374
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instrument	215	—	(651)	—
Foreign currency translation adjustment	(577)	(306)	194	(815)
Comprehensive income (loss)	7,780	9,032	15,181	10,559
Less: Comprehensive income (loss) attributable to noncontrolling interests	(252)	(138)	(284)	(367)
Less: Net income (loss) attributable to noncontrolling interest	(542)	(272)	(3,007)	(1,807)
Comprehensive income (loss) attributable to On Deck Capital, Inc. common stockholders	$8,574	$9,442	$18,472	$12,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interest
(in thousands, except share data)

	On Deck Capital, Inc.'s stockholders' equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Amount
Balance at December 31, 2017	73,822,001	$386	$490,200	$(224,047)	$(5,656)	$(52)	$260,831	$4,011	$264,842	$—
Stock-based compensation	—	—	3,122	—	—	—	3,122	—	3,122	—
Issuance of common stock through vesting of restricted stock units and option exercises	246,130	2	39	—	—	—	41	—	41	—
Employee stock purchase plan	196,360	1	918	—	—	—	919	—	919	—
Tax withholding related to vesting of restricted stock units	—	—	(118)	—	—	—	(118)	—	(118)	—
Currency translation adjustment	—	—	—	—	—	(63)	(63)	(50)	(113)	—
Other	—	—	—	(1)	—	(3)	(4)	—	(4)	—
Net Income (loss)	—	—	—	(2,058)	—	—	(2,058)	(518)	(2,576)	—
Balance-March 31, 2018	74,264,491	$389	$494,161	$(226,106)	$(5,656)	$(118)	$262,670	$3,443	$266,113	$—
Stock-based compensation	—	—	2,712	—	—	—	$2,712	—	$2,712	—
Issuance of common stock through vesting of restricted stock units and option exercises	376,513	2	(2)	—	—	—	—	—	—	—
Employee stock purchase plan	—	—	49	—	—	—	49	—	49	—
Tax withholding related to vesting of restricted stock units	—	—	(323)	—	—	—	(323)	—	(323)	—
Investment by noncontrolling interests	—	—	—	—	—	—	—	3,402	3,402	—
Currency translation adjustment	—	—	—	—	—	(216)	(216)	(179)	(395)	—
Net Income (loss)	—	—	—	5,628	—	—	5,628	(1,016)	4,612	—
Balance-June 30, 2018	74,641,004	$391	$496,597	$(220,478)	$(5,656)	$(334)	$270,520	$5,650	$276,170	$—
Stock-based compensation	—	—	2,740	—	—	—	$2,740	—	$2,740	—
Issuance of common stock through vesting of restricted stock units and option exercises	215,668	1	36	—	—	—	37	—	37	—
Employee stock purchase plan	172,338	1	971	—	—	—	972	—	972	—
Tax withholding related to vesting of restricted stock units	—	—	(360)	—	—	—	(360)	—	(360)	—
Investment by noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	(168)	(168)	(138)	(306)	—
Other	—	—	—	2	—	(1)	1	—	1	—
Net Income (loss)	—	—	—	9,610	—	—	9,610	(272)	9,338	—
Balance-September 30, 2018	75,029,010	$393	$499,984	$(210,866)	$(5,656)	$(503)	$283,352	$5,240	$288,592	$—

	On Deck Capital, Inc.'s stockholders' equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Amount

Balance at December 31, 2018	75,375,341	$396	$502,003	$(196,959)	$(5,656)	$(1,832)	$297,952	$4,533	$302,485	$—
Stock-based compensation	—	—	2,743	—	—	—	2,743	—	2,743	—
Issuance of common stock through vesting of restricted stock units and option exercises	264,364	2	45	—	—	—	47	—	47	—
Employee stock purchase plan	267,688	1	1,659	—	—	—	1,660	—	1,660	—
Tax withholding related to vesting of restricted stock units	—	—	(291)	—	—	—	(291)	—	(291)	—
Currency translation adjustment	—	—	—	—	—	340	340	26	366	—
Cash flow hedge	—	—	—	—	—	(742)	(742)	—	(742)	—
Net Income (loss)	—	—	—	5,666	—	—	5,666	(338)	5,328	—
Balance-March 31, 2019	75,907,393	$399	$506,159	$(191,293)	$(5,656)	$(2,234)	$307,375	$4,221	$311,596	$—
Stock-based compensation	—	—	2,965	—	—	—	$2,965	$—	$2,965	—
Issuance of common stock through vesting of restricted stock units and option exercises	393,994	2	26	—	—	—	28	—	28	—
Employee stock purchase plan	—	—	335	—	—	—	335	—	335	—
Tax withholding related to vesting of restricted stock units	—	—	(844)	—	—	—	(844)	—	(844)	—
Fair value of redeemable noncontrolling interest resulting from business combination	—	—	—	—	—	—	—	—	—	16,444
Currency translation adjustment	—	—	—	—	—	463	463	(49)	414	(9)
Cash flow hedge	—	—	—	—	—	(124)	(124)	—	(124)	—
Other	—	—	(11)	1	—	1	(9)	—	(9)	—
Net Income (loss)	—	—	—	4,295	—	—	4,295	(814)	3,481	(1,313)
Balance-June 30, 2019	76,301,387	$401	$508,630	$(186,997)	$(5,656)	$(1,894)	$314,484	$3,358	$317,842	$15,122
Stock-based compensation	—	—	2,143	—	—	—	$2,143	$—	$2,143	—
Issuance of common stock through vesting of restricted stock units and option exercises	156,456	1	23	—	—	—	24	—	24	—
Employee stock purchase plan	303,282	2	1,233	—	—	—	1,235	—	1,235	—
Repurchases of Common Stock	(3,204,462)	—	—	—	(11,024)	—	(11,024)		(11,024)	—
Tax withholding related to vesting of restricted stock units	—	—	(172)	—	—	—	(172)	—	(172)	—
Investment by noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	(325)	(325)	(122)	(447)	(130)
Cash flow hedge	—	—	—	—	—	215	215	—	215	—
Other	—	—	—	—	—	—	—	—	—	(1)
Net Income (loss)	—	—	—	8,684	—	—	8,684	(558)	8,126	16
Balance-September 30, 2019	73,556,663	$404	$511,857	$(178,313)	$(16,680)	$(2,004)	$315,264	$2,678	$317,942	$15,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$15,638	$11,374
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	129,338	108,688
Depreciation and amortization	5,182	6,232
Amortization of debt issuance costs	2,297	5,575
Stock-based compensation	8,692	8,852
Amortization of net deferred origination costs	51,708	41,641
Changes in servicing rights, at fair value	69	223
Unfunded loan commitment reserve	297	829
Gain on lease termination	—	(1,481)
Loss on disposal of fixed assets	1,537	5,667
Amortization of intangibles	359	—
Changes in operating assets and liabilities:
Other assets	(10,122)	(7,064)
Accounts payable	(587)	2,977
Interest payable	249	(198)
Accrued expenses and other liabilities	2,022	(638)
Net cash provided by operating activities	206,679	182,677
Cash flows from investing activities
Purchases of property, equipment and software	(3,044)	(677)
Capitalized internal-use software	(5,159)	(3,738)
Originations of term loan, lines of credit and finance receivable, excluding rollovers into new originations	(1,556,960)	(1,566,889)
Payments of net deferred origination costs	(51,798)	(47,149)
Principal repayments of term loans, lines of credit and finance receivables	1,411,788	1,324,078
Purchase of loans	—	(801)
Acquisition of shares in business combination	(3,009)	$—
Net cash used in investing activities	(208,182)	(295,176)
Cash flows from financing activities
Investments by noncontrolling interests	—	3,403
Tax withholding related to vesting of restricted stock units	(1,310)	(801)
Repurchases of common stock	(11,024)	—
Proceeds from exercise of stock options and warrants	99	76
Issuance of common stock under employee stock purchase plan	2,228	1,435
Proceeds from the issuance of debt	461,626	697,522
Payments of debt issuance costs	(3,282)	(5,460)
Repayments of debt principal	(434,704)	(577,586)
Net cash (used in) provided by financing activities	13,633	118,589
Effect of exchange rate changes on cash and cash equivalents	(428)	(691)
Net increase in cash, cash equivalents and restricted cash	11,702	5,399
Cash, cash equivalents, and restricted cash at beginning of year	97,638	114,824

	Nine Months Ended September 30,
	2019	2018
Cash, cash equivalents, and restricted cash at end of period	$109,340	$120,223
Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$59,440	$71,304
Restricted cash	49,900	48,919
Total cash, cash equivalents and restricted cash	$109,340	$120,223

Supplemental disclosure of other cash flow information
Cash paid for interest	$30,248	$21,445
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$179	$130
Unpaid principal balance of term loans rolled into new originations	$299,892	$167,687

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
Recently Adopted Accounting Standards
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The effective date for the standard was for fiscal years beginning after December 15, 2018. We elected to early adopt this ASU in fiscal year 2018. See Note 10 for a discussion of our derivatives.
In February 2016, the FASB issued ASU 2016-02, Leases, which creates ASC 842, Leases, and supersedes ASC 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The new standard became effective for us on January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. We elected the prospective transition option provided by the ASU that would not require earlier periods to be restated upon adoption. We elected the package of practical expedients afforded under the standard which permit an entity not to: (i) reassess whether existing or expired contracts are or contain a lease, (ii) reassess the lease classification, and (iii) reassess any initial direct costs for any existing leases. Our operating lease commitments, which were primarily real estate leases, were recognized as a $37.5 million lease liability when we adopted the new standard. The balance, which is included in Other Liabilities on the Consolidated Balance Sheet, was $39.0 million at September 30, 2019. We simultaneously recognized a $37.5 million right-of-use asset when we adopted the standard. Our right-of-use asset was partially offset by $10.1 million of existing deferred rent and lease incentives resulting in a net right-of-use asset of $27.6 million which is included in Other Assets on the Consolidated Balance Sheet. Our total operating lease cost for the three months ended September 30, 2019 was $1.5 million and allocated within operating expenses. The weighted average remaining lease term was 7.2 years and we utilized a weighted average discount rate of approximately 7%.

Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 will change the impairment model and how entities measure credit losses for most financial assets. The standard requires entities to use the new expected credit loss impairment model which will replace the incurred loss model used today. The new guidance will be effective for us on January 1, 2020. Early adoption is permitted, although we do not intend to do so. We continue to assess the impact of adoption on January 1, 2020. We have substantially completed the key requirements for adoption including model development, data acquisition and economic forecasts and we have completed a parallel run of the new process. The results of those simulations indicate that the adoption of the standard will not have a material impact on our allowance for credit losses. The actual impact at adoption will depend on the outstanding balances, characteristics of our portfolio, macroeconomic conditions and forecasted information at the date of adoption.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard will become effective for us January 1, 2020. Early adoption is permitted, although we do not intend to do so. We are currently evaluating the impact the new standard may have on our disclosures, but we do not expect it to have a material impact.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements for fair value measurements under ASC 820, Fair Value Measurement. The new guidance will be effective for us on January 1, 2020. We are currently evaluating the impact the new standard may have on our disclosures, but we do not expect it to have a material impact.
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
In accordance with the SEC’s SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the error and concluded that the impact was not material to our financial statements for any prior annual or interim period. Accordingly, we have revised our previously reported financial information to correct the immaterial error contained in our Quarterly Report on Form 10-Q for the three-months ended and nine-months ended September 30, 2018. We will also revise previously reported financial information for this immaterial error in our future filings, as applicable.
A summary of revisions to certain previously reported financial information is presented in Note 11.

2. Business Combination
On April 1, 2019, we combined our Canadian operations with Evolocity Financial Group, or Evolocity, a Montreal-based online small business lender. The purpose of the transaction was to accelerate the growth of our Canadian operations and to enable us to provide a broader range of financing options to Canadian small businesses nationwide. In the transaction, Evolocity contributed its business to a holding company, and we contributed our Canadian business plus cash to that holding company such that we own a 58.5% majority interest in the holding company. The remainder is owned by former Evolocity stockholders. We have accounted for this transaction as a business combination.
The transaction has a preliminary purchase price for accounting purposes of approximately $16.7 million. Our provisional valuation of the assets acquired and liabilities assumed, including but not limited to loans, intangible assets and goodwill, is preliminary and the fair values are subject to change within the measurement period of up to one year from the business combination date. During the three and nine months ended September 30, 2019, we recorded measurement period adjustments which resulted in an increase of $0.7 million to goodwill. Goodwill arising from the business combination is not amortized, but is subject to impairment testing at least annually or more frequently if there is an indicator of impairment.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the business combination (in thousands):

Fair Value
Loans and finance receivables	$36,763
Intangibles and other assets (1)	2,810
Debt and other liabilities	(34,437)
Goodwill (1)	11,585
Net assets acquired	$16,721
(1) Goodwill, and Intangibles and other assets were included in Other Assets on the Consolidated Balance Sheet as of September 30, 2019.
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
3. Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per common share is calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$8,142	$9,338	$15,638	$11,374
Less: Net income (loss) attributable to noncontrolling interest	(542)	(272)	(3,007)	(1,807)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$8,684	$9,610	$18,645	$13,181
Denominator:
Weighted-average common shares outstanding, basic	75,433,008	74,715,592	75,722,117	74,362,211
Net income (loss) per common share, basic	$0.12	$0.13	$0.25	$0.18
Effect of dilutive securities	2,325,273	4,656,899	2,854,782	3,952,508
Weighted-average common shares outstanding, diluted	77,758,281	79,372,491	78,576,899	78,314,719
Net income (loss) per common share, diluted	$0.11	$0.12	$0.24	$0.17
Anti-dilutive securities excluded	8,184,291	3,020,562	6,628,241	5,169,484
The difference between basic and diluted net income per common share has been calculated using the Treasury Stock Method based on the assumed exercise of outstanding stock options, the vesting of restricted stock units, or RSUs, performance restricted stock units, or PRSUs, and the issuance of stock under our employee stock purchase plan. Changes in the average market price of our stock can impact when stock equivalents are considered dilutive or anti-dilutive. For example, in periods of a declining stock price, stock equivalents have a greater likelihood of being recharacterized from dilutive to anti-dilutive. The following common share equivalent securities have been included in the calculation of dilutive weighted-average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dilutive Common Share Equivalents	2019	2018	2019	2018
Weighted-average common shares outstanding	75,433,008	74,715,592	75,722,117	74,362,211
RSUs and PRSUs	254,262	1,616,072	562,381	1,083,237
Stock options	2,071,011	3,040,827	2,286,727	2,869,271
Employee stock purchase plan	—	—	5,674	—
Total dilutive common share equivalents	77,758,281	79,372,491	78,576,899	78,314,719

The following common share equivalent securities were excluded from the calculation of diluted net income per share attributable to common stockholders. Their effect would have been antidilutive for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Anti-Dilutive Common Share Equivalents
Warrants to purchase common stock	—	22,000	—	22,000
RSUs and PRSUs	3,099,262	124,582	1,890,242	527,326
Stock options	4,498,581	2,840,298	4,151,551	4,586,476
Employee stock purchase plan	586,448	33,682	586,448	33,682
Total anti-dilutive common share equivalents	8,184,291	3,020,562	6,628,241	5,169,484

Our Board of Directors authorized the repurchase of up to $50 million of common stock with the repurchased shares to be retained as treasury stock and available for possible reissuance. Any share repurchases under the program will be made from time to time in the open market, in privately negotiated transactions or otherwise. The timing and amount of any share repurchases will be subject to market conditions and other factors as we may determine. The repurchase authorization expires August 31, 2020, however, we may suspend, modify or discontinue the program at any time in our discretion without prior notice. During the three months ended September 30, 2019 we repurchased 3,204,462 shares of common stock for $11.0 million.
4. Interest Income
Interest income was comprised of the following components for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and finance income	$124,365	$114,392	$370,599	$319,236
Amortization of net deferred origination costs	(16,456)	(15,109)	(51,800)	(41,568)
Interest and finance income, net	107,909	99,283	318,799	277,668
Interest on deposits and investments	302	34	852	87
Total interest and finance income	$108,211	$99,317	$319,651	$277,755
5. Loans and Finance Receivables Held for Investment and Allowance for Credit Losses
Loans and finance receivables held for investment consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Term loans	$937,883	$956,755
Lines of credit	253,908	188,199
Other loans and finance receivables (1)	11,531	—
Total Unpaid Principal Balance	1,203,322	1,144,954
Net deferred origination costs	24,489	24,453
Total loans and finance receivables held for investment	$1,227,811	$1,169,407

(1)	Includes loans secured by equipment and merchant cash advances.
As part of the business combination with Evolocity, on April 1, 2019 we purchased $36.8 million of term loans and finance receivables. No other loans or finance receivables from third parties were purchased during 2019. During the nine months ended September 30, 2018, we paid $0.8 million to purchase term loans that we previously sold to a third party.

We include both loans we originate and loans funded by our issuing bank partner and later purchased by us as part of our originations. During the three months ended September 30, 2019 and 2018 we purchased loans from our issuing bank partner in the amount of $102.4 million and $112.1 million, respectively. During the nine months ended September 30, 2019 and 2018 we purchased loans from our issuing bank partner in the amount of $309.5 million and $360.6 million, respectively.
The change in the allowance for credit losses for the three and nine months ended September 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$145,739	$124,058	$140,040	$109,015
Recoveries of previously charged off amounts	4,652	3,306	13,089	9,857
Loans and finance receivables charged off	(45,442)	(32,822)	(134,422)	(93,916)
Provision for credit losses	43,096	39,102	129,338	108,688
Allowance for credit losses at end of period	$148,045	$133,644	$148,045	$133,644
When loans and finance receivables are charged off, we typically continue to attempt to recover amounts from the respective borrowers and guarantors, including, when we deem it appropriate, through formal legal action. Alternatively, we may sell previously charged-off loans to third-party debt buyers.  The proceeds from these sales are recorded as a component of the recoveries of loans previously charged off. We did not sell any previously charged-off loans for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018 loans sold accounted for $0.2 million and $0.9 million of recoveries of loans previously charged off.
As of September 30, 2019 and December 31, 2018, our off-balance sheet credit exposure related to undrawn line of credit balances was $290.3 million and $264.2 million, respectively. The related reserve on unfunded loan commitments was $6.2 million and $5.9 million as of September 30, 2019 and December 31, 2018, respectively. Net adjustments to the liability for unfunded loan commitments are included in general and administrative expense.
The following table contains information, regarding the unpaid principal balance we originated related to non-delinquent, paying and non-paying delinquent loans and finance receivables as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Current loans and finance receivables	$1,078,904	$1,031,449
Delinquent: paying (accrual status)	34,888	54,427
Delinquent: non-paying (non-accrual status)	89,530	59,078
Total	$1,203,322	$1,144,954
The portion of the allowance for credit losses attributable to current loans and finance receivables was $71.3 million and $85.7 million as of September 30, 2019 and December 31, 2018, respectively, while the portion of the allowance for credit losses attributable to delinquent loans and finance receivables was $76.7 million and $54.3 million as of September 30, 2019 and December 31, 2018, respectively.
The following table shows an aging analysis of the unpaid principal balance related to loans and finance receivables by delinquency status as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
By delinquency status:
Current loans and finance receivables	$1,078,904	$1,031,449
1-14 calendar days past due	21,951	27,655
15-29 calendar days past due	15,363	14,665
30-59 calendar days past due	22,745	21,470
60-89 calendar days past due	18,624	19,031
90 + calendar days past due	45,735	30,684
Total unpaid principal balance	$1,203,322	$1,144,954

6. Debt
The following table summarizes our outstanding debt as of September 30, 2019 and December 31, 2018 (in thousands):

				Outstanding
	Type	Maturity Date		Weighted Average Interest Rate at September 30, 2019	September 30, 2019	December 31, 2018
Debt:
OnDeck Asset Securitization Trust II	Securitization	April 2022	(1)	3.8%	$225,000	$225,000
OnDeck Account Receivables Trust 2013-1	Revolving	March 2022	(2)	3.9%	115,353	117,664
Receivable Assets of OnDeck, LLC	Revolving	September 2021	(3)	4.4%	103,432	113,631
OnDeck Asset Funding II LLC	Revolving	August 2022	(4)	5.1%	113,391	109,568
Prime OnDeck Receivable Trust II	Revolving	March 2022	(5)	4.0%	112,593	108,816
Loan Assets of OnDeck, LLC	Revolving	October 2022	(6)	3.9%	115,981	100,000
Corporate Debt	Revolving	January 2021		5.1%	20,000	—
Other Agreements	Various	Various	(7)	6.5%	71,796	47,318
				4.3%	877,546	821,997
Deferred debt issuance cost					(6,921)	(5,766)
Total Debt					$870,625	$816,231

(1)	The period during which new loans may be purchased under this securitization transaction expires in March 2020.

(2)	The period during which new borrowings may be made under this facility expires in March 2021.

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

(7)
Other Agreements include our local currency debt facilities in Australia and Canada. The periods during which new borrowings may be made under the various agreements expire between December 2019 and June 2021. Maturity dates range from December 2019 through December 2022. In October 2019 we prepaid in full and terminated a CAD $20.0 million mezzanine debt facility with a 12% interest rate.

Certain of our loans held for investment are pledged as collateral for borrowings in our funding debt facilities. These loans totaled $1.1 billion and $1.0 billion as of September 30, 2019 and December 31, 2018, respectively. Our corporate debt facility includes a blanket lien on substantially all of our assets.
Recent Amendments to Debt Facilities
On July 19, 2019, we added a new lender to our corporate revolving debt facility and increased the commitment under the facility by $20 million to an aggregate commitment amount of $105 million. Neither the facility's interest rate of 1-month LIBOR plus 3.0% nor the final maturity date in January 2021 changed.

On July 2, 2019, we amended our Australian debt facility. The commitment increased from AUD $75 million to AUD $150 million. The period during which new borrowings may be made under this facility expires in June 2021 and the final maturity is in December 2021.
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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap	—	6	—	6
Total assets	$—	$6	$—	$6

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap	$—	$1,253	$—	$1,253
Total assets	$—	$1,253	$—	$1,253
There were no transfers between levels for the three months ended September 30, 2019 and December 31, 2018.

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

	September 30, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans and finance receivables, net	$1,079,766	$1,212,824	$—	$—	$1,212,824
Total assets	$1,079,766	$1,212,824	$—	$—	$1,212,824

Liabilities:
Fixed-rate debt	$240,105	$234,532	$—	$—	$234,532
Total fixed-rate debt	$240,105	$234,532	$—	$—	$234,532

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans and finance receivables, net	$1,029,367	$1,155,464	$—	$—	$1,155,464
Total assets	$1,029,367	$1,155,464	$—	$—	$1,155,464

Liabilities:
Fixed-rate debt	$232,972	$226,965	$—	$—	$226,965
Total fixed-rate debt	$232,972	$226,965	$—	$—	$226,965

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
Our provision for (benefit from) income taxes for the three and nine months ended September 30, 2019 was $(1.6) million and $1.9 million, respectively, representing a quarterly effective income tax rate of (25)% for the three months ended September 30, 2019 and a year to date effective income tax rate of 11%. We recorded a tax benefit in the third quarter of 2019 due to a $2.8 million discrete tax benefit related to a Research and Development tax credit for the years 2010 to 2018. The effective income tax rate for the full year 2018 was 0% due to the availability of net operating loss carryforwards. A valuation allowance of $37.6 million was recorded against our net deferred tax assets of approximately $44.4 million as of September 30, 2019.
9. Stock-Based Compensation and Employee Benefit Plans
Options
The following is a summary of option activity for the nine months ended September 30, 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	7,932,782	$5.86	—	—
Exercised	(456,256)	$2.30	—	—
Expired	(535,557)	$11.21	—	—
Outstanding at September 30, 2019	6,940,969	$5.68	5.3	$6,810
Exercisable at September 30, 2019	6,124,370	$5.68	4.9	$6,810
Vested or expected to vest as of September 30, 2019	6,898,053	$5.68	5.3	$6,810
Total compensation cost related to nonvested option awards not yet recognized as of September 30, 2019 was $1.6 million and will be recognized over a weighted-average period of 2.0 years. The aggregate intrinsic value of employee options exercised during the nine months ended September 30, 2019 and 2018 was $1.6 million and $2.9 million, respectively.

Restricted Stock Units
The following table is a summary of activity in RSUs and PRSUs for the nine months ended September 30, 2019:

	Number of RSUs and PRSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2019	3,307,561	$6.00
RSUs and PRSUs granted	2,491,789	$5.22
RSUs and PRSUs vested	(729,174)	$6.97
RSUs and PRSUs forfeited/expired	(519,932)	$5.87
Unvested at September 30, 2019	4,550,244	$5.43
Expected to vest after September 30, 2019	3,688,130	$5.46
As of September 30, 2019, there was $15 million of unrecognized compensation cost related to unvested RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.7 years.

Stock-based compensation expense related to stock options, RSUs, PRSUs and the employee stock purchase plan are included in the following line items in our accompanying consolidated statements of operations for the three months and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales and marketing	$334	$452	$1,367	$1,492
Technology and analytics	692	621	2,409	1,874
Processing and servicing	199	77	338	278
General and administrative	1,136	1,698	4,578	5,208
Total	$2,361	$2,848	$8,692	$8,852
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
The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2019 and December 31, 2018 (in thousands):

Derivative Type	Classification	September 30, 2019	December 31, 2018
Assets:
Interest rate cap agreement	Other Assets	$6	$1,253

The table below presents the effect of cash flow hedge accounting on AOCI as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Amount Recognized in OCI on Derivative:
Interest rate cap agreement	$651	$456

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense	$(250)	$—	$(588)	$—

11. Revision of Prior Period Financial Statements
During the second quarter of 2019, we revised prior period financial statements to correct an immaterial error related to the channel attribution of certain loans and the commissions associated with those loans. Commissions become due upon the closing of a loan. Those commissions are capitalized as a component of the loan balance and are amortized as an adjustment to interest income over the life of the loan. A summary of those revisions is as follows:
Revised Consolidated Balance Sheet as of December 31, 2018 (in thousands):

	As Reported	Adjustment	As Revised
Loans and finance receivables	$1,169,157	$250	$1,169,407
Total assets	$1,161,570	$250	$1,161,820
Accrued expenses and other liabilities	$34,654	$2,054	$36,708
Total liabilities	$857,281	$2,054	$859,335
Accumulated deficit	$(195,155)	$(1,804)	$(196,959)
Total On Deck Capital, Inc. stockholders' equity	$299,756	$(1,804)	$297,952
Total stockholders' equity	$304,289	$(1,804)	$302,485
Revised Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	As Reported		Adjustment	As Revised	As Reported		Adjustment	As Revised
Interest and finance income	$99,476		$(159)	$99,317	$278,216		$(461)	$277,755
Gross revenue	$102,999		$(159)	$102,840	$288,897		$(461)	$288,436
Net revenue	$52,169	(1)	$(159)	$52,010	$144,364	(1)	$(461)	$143,903
Income (loss) from operations, before provision for income taxes	$9,497	(1)	$(159)	$9,338	$11,835	(1)	$(461)	$11,374
Net income (loss)	$9,497		$(159)	$9,338	$11,835		$(461)	$11,374
(1) Includes a prior period reclassification to include interest expense as funding costs.
There was no impact to earnings per share for any period presented.
Revised Consolidated Statements of Cash Flows
We revised our condensed consolidated statement of cash flows for the nine months ended September 30, 2018 to reflect the correction of the error, which had no impact to net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities in the period.

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
Contingencies
We are involved in lawsuits, claims and proceedings incidental to the ordinary course of our business.  We review the need for any loss contingency accruals and establishes an accrual when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated.  When and to the extent that we do establish a reserve, there can be no assurance that any such recorded liability for estimated losses will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time. We believe that the ultimate resolution of its current matters will not have a material adverse effect on our condensed consolidated financial statements.
13. Subsequent Events
Subsequent to September 30, 2019, we repurchased approximately 5.9 million shares of our common stock for an aggregate purchase price of approximately $26.4 million under our previously announced $50 million share repurchase program.  Those subsequent activities included a 4,054,250 share block we repurchased for approximately $18.6 million on November 5, 2019 from an institutional investor in a transaction the seller initiated. Prior to that transaction, the seller had beneficially owned more than 5% of our outstanding common stock.

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
Important factors that could cause or contribute to such differences include risks relating to: (1) our ability to achieve consistent profitability in the future in light of our prior loss history and competition; (2) our growth strategies, including the introduction of new products or features, expanding our platform to other lenders through ODX, maintaining ODX’s current clients or losing a significant ODX client, expansion into international markets, offering equipment financing and our ability to effectively manage and fund our growth; (3) possible future acquisitions of complementary assets, businesses, technologies or products with the goal of growing our business, and the integration of any such acquisitions including Evolocity Financial Group; (4) any material reduction in our interest rate spread and our ability to successfully mitigate this risk through interest rate hedging or raising interest rates or other means; (5) worsening economic conditions that may result in decreased demand for our loans or services and increase our customers’ default rates; (6) supply and demand driven changes in credit and increases in the availability of capital for our competitors that negatively impacts our loan pricing; (7) our ability to accurately assess creditworthiness and forecast and provision for credit losses; (8) our ability to prevent or discover security breaches, disruptions in service and comparable events that could compromise confidential information held in our data systems or adversely impact our ability to service our loans; (9) incorrect or fraudulent information provided to us by customers causing us to misjudge their qualifications to receive a loan or other financing; (10) the effectiveness of our efforts to identify, manage and mitigate our credit, market, liquidity, operational and other risks associated with our business and strategic objectives; (11) our ability to continue to innovate or respond to evolving technological changes and protect our intellectual property; (12) our reputation and possible adverse publicity about us or our industry; (13) failure of operating controls, including customer or partner experience degradation, and related legal expenses, increased regulatory cost, significant fraud losses and vendor risk; (14) changes in federal or state laws or regulations, or judicial decisions involving licensing or supervision of commercial lenders, interest rate limitations, the enforceability of choice of law provisions in loan agreements, the validity of bank sponsor partnerships, the use of brokers or other significant changes; (15) risks associated with pursuing a bank charter, either de novo or in a transaction, and risks associated with either failing to obtain or obtaining a bank charter; and other risks, including those described in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, Part II - Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, Part II - Item 1A. Risk Factors in this report and in other documents that we file with the Securities and Exchange Commission, or SEC, from time to time which are or will be available on the SEC website at www.sec.gov.
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
We rely on a diversified set of funding sources for the loans we make to our customers. Our primary source of this financing has historically been debt facilities with various financial institutions and securitizations. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. As of September 30, 2019, we had $877.5 million of debt principal outstanding and $1.3 billion of total borrowing capacity.
Recent Developments
On July 29, 2019 we announced that our Board of Directors authorized the repurchase of up to $50 million of common stock, with the repurchased shares to be retained as treasury stock and available for possible reissuance. Any share repurchases under the program will be made from time to time in the open market, in privately negotiated transactions or otherwise. The timing and amount of any share repurchases will be subject to market conditions and other factors as we may determine. The repurchase authorization expires August 31, 2020, however, we may suspend, modify or discontinue the program at any time in our discretion without prior notice. During the three months ended September 30, 2019 we purchased 3,204,462 shares of common stock for $11.0 million.

Key Financial and Operating Metrics
We regularly monitor a number of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Originations	$629,250	$647,796	$1,856,604	$1,825,109
Portfolio Yield (a)	35.1%	36.4%	35.2%	36.0%
Cost of Funds Rate	5.3%	6.1%	5.4%	6.5%
Net Interest Margin (a)	29.2%	29.2%	29.2%	28.5%
Provision Rate	6.8%	6.0%	7.0%	6.0%
Reserve Ratio	12.3%	12.2%	12.3%	12.2%
15+ Day Delinquency Ratio	8.5%	6.4%	8.5%	6.4%
Net Charge-off Rate	13.7%	11.1%	13.6%	11.1%
Efficiency Ratio (a)	45.9%	41.5%	45.7%	45.9%
Adjusted Efficiency Ratio* (a)	43.8%	38.2%	43.0%	40.4%
Return on Assets (a)	2.8%	3.5%	2.0%	1.7%
Adjusted Return On Assets* (a)	2.5%	4.8%	2.5%	3.7%
Return on Equity (a)	11.0%	13.9%	8.1%	6.5%
Adjusted Return On Equity* (a)	9.9%	18.8%	9.8%	14.4%
(a) The prior period metrics have been updated to reflect the impact of the revision. We believe the impact of the revision to each affected KPI is not meaningful with no impact being greater than 10 basis points. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements.
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
Portfolio Yield
Portfolio Yield is the rate of return we achieve on Loans and finance receivables outstanding during a period. It is calculated as annualized Interest and finance income on Loans and finance receivables including amortization of net deferred origination costs divided by average loans and finance receivables. Annualization is based on 365 days per year and is calendar day-adjusted. Loans and finance receivables represents the sum of term loans, lines of credit, equipment finance loans and finance receivables. Portfolio Yield replaces our previous metric, Loan Yield, in order to include other finance receivables.
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
15+ Day Delinquency Ratio
15+ Day Delinquency Ratio equals the aggregate Unpaid Principal Balance for our Loans that are 15 or more calendar days contractually past due and for our finance receivables that are 15 or more payments behind schedule, as a percentage of the Unpaid Principal Balance at the end of the period. The Unpaid Principal Balance for our loans and finance receivables that are 15 or more calendar days or payments past due includes Loans and finance receivables that are paying and non-paying. Because term and line of credit loans require daily and weekly repayments, excluding weekends and holidays, they may be deemed delinquent more quickly than loans from traditional lenders that require only monthly payments. 15+ Day Delinquency Ratio is not annualized, but reflects balances at the end of the period.
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

On Deck Capital, Inc. and Subsidiaries
Consolidated Average Balance Sheets
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Assets
Cash and cash equivalents	$52,438	$55,851	$48,950	$50,004
Restricted cash	46,688	53,024	47,421	55,466
Loans and finance receivables	1,218,363	1,081,464	1,210,260	1,030,598
Less: Allowance for credit losses	(148,150)	(129,804)	(146,887)	(122,319)
Loans and finance receivables held for investment, net	1,070,213	951,660	1,063,373	908,279
Property, equipment and software, net	17,784	16,591	17,350	18,416
Other assets	66,722	15,967	53,855	15,302
Total assets	$1,253,845	$1,093,093	$1,230,949	$1,047,467
Liabilities, mezzanine equity and stockholders' equity
Liabilities:
Accounts payable	$4,416	$4,318	$4,769	$3,607
Interest payable	2,722	2,402	2,723	2,388
Debt	850,997	771,483	841,386	735,384
Accrued expenses and other liabilities	63,151	33,361	60,602	32,547
Total liabilities	921,286	811,564	909,480	773,926
Mezzanine equity:
Redeemable noncontrolling interest (1)	14,807	—	9,064	—
Stockholders’ equity:
Total On Deck Capital, Inc. stockholders' equity	314,749	276,059	308,645	268,576
Noncontrolling interest	3,003	5,470	3,760	4,965
Total stockholders' equity	317,752	281,529	312,405	273,541
Total liabilities, mezzanine equity and stockholders' equity	$1,253,845	$1,093,093	$1,230,949	$1,047,467

Memo:
Unpaid Principal Balance	$1,194,773	$1,060,222	$1,185,978	$1,011,155
Interest Earning Assets	$1,317,489	$1,190,339	$1,306,631	$1,136,068
Loans and Finance Receivables	$1,218,363	$1,081,464	$1,210,260	$1,030,598
(1) The nine months ended balance only includes a balance for six months related to the Evolocity business combination which occurred on April 1, 2019.
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
The following tables present reconciliations of net income (loss) to Adjusted Net Income (Loss) and net income (loss) per share to Adjusted Net Income (Loss) per Share for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Reconciliation of Net Income (Loss) Attributable to OnDeck to Adjusted Net Income (Loss)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$8,684	$9,610	$18,645	$13,181
Adjustments (after tax):
Stock-based compensation expense	1,923	2,848	6,940	8,852
Real estate disposition charges	—	—	—	4,187
Severance and executive transition expenses	—	—	—	911
Debt extinguishment costs	—	550	—	1,934
Discrete tax benefit	(2,800)	—	(2,800)	—
Adjusted Net Income (Loss)	$7,807	$13,008	$22,785	$29,065

Adjusted Net Income (Loss) per share:
Basic	$0.10	$0.17	$0.30	$0.39
Diluted	$0.10	$0.16	$0.29	$0.37
Weighted-average common shares outstanding:
Basic	75,433,008	74,715,592	75,722,117	74,362,211
Diluted	77,758,281	79,372,491	78,576,899	78,314,719
Below are reconciliations of the Adjusted Net Income (Loss) per Basic and Diluted Share to the most directly comparable measures calculated in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(per share)		(per share)
Reconciliation of Net Income (Loss) per Basic Share to Adjusted Net Income (Loss) per Basic Share
Net income (loss) per basic share attributable to On Deck Capital, Inc. common stockholders	$0.12	$0.13	$0.25	$0.18
Add / (Subtract):
Stock-based compensation expense	0.02	0.03	0.09	0.11
Real estate disposition charges	—	—	—	0.06
Severance and executive transition expenses	—	—	—	0.01
Debt extinguishment costs	—	0.01	—	0.03
Discrete tax benefit	(0.04)	—	(0.04)	—
Adjusted Net Income (Loss) per Basic Share	$0.10	$0.17	$0.30	$0.39

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(per share)		(per share)
Reconciliation of Net Income (Loss) per Diluted Share to Adjusted Net Income (Loss) per Diluted Share
Net income (loss) per diluted share attributable to On Deck Capital, Inc. common stockholders	$0.11	$0.12	$0.24	$0.17
Add / (Subtract):
Stock-based compensation expense	0.03	0.03	0.09	0.11
Real estate disposition charges	—	—	—	0.05
Severance and executive transition expenses	—	—	—	0.01
Debt extinguishment costs	—	0.01	—	0.03
Discrete tax benefit	(0.04)	—	(0.04)	—
Adjusted Net Income (Loss) per Diluted Share	$0.10	$0.16	$0.29	$0.37

Adjusted Efficiency Ratio
Adjusted Efficiency Ratio is non-GAAP measure calculated as total operating expense divided by gross revenue for the period, adjusted to exclude (a) stock-based compensation expense and (b) items management deems to be non-representative of operating results or trends.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Reconciliation of Efficiency Ratio to Adjusted Efficiency Ratio
Total operating expense	$51,680	$42,672	$151,914	$132,529
Gross revenue	$112,550	$102,840	$332,771	$288,436
Efficiency Ratio	45.9%	41.5%	45.7%	45.9%
Adjustments (pre-tax):
Stock-based compensation expense	$2,361	$2,848	$8,692	$8,852
Real estate disposition charges	—	—	—	4,187
Severance and executive transition expenses	—	—	—	911
Debt extinguishment costs	—	550	—	1,934
Operating expenses less noteworthy items	$49,319	$39,274	$143,222	$116,645
Gross revenue	$112,550	$102,840	$332,771	$288,436
Adjusted Efficiency Ratio	43.8%	38.2%	43.0%	40.4%

Adjusted Return on Assets
Adjusted Return on Assets represents net income (loss) attributable to OnDeck adjusted to exclude the items shown in the table below divided by average total assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Reconciliation of Return on Assets to Adjusted Return on Assets
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$8,684	$9,610	$18,645	$13,181
Average total assets	$1,253,845	$1,093,093	$1,230,949	$1,047,467
Return on Assets	2.8%	3.5%	2.0%	1.7%
Adjustments (after tax):
Stock-based compensation expense	$1,923	$2,848	$6,940	$8,852
Real estate disposition charges	—	—	—	4,187
Severance and executive transition expenses	—	—	—	911
Debt extinguishment costs	—	550	—	1,934
Discrete tax benefit	(2,800)	—	(2,800)	—
Adjusted Net Income (Loss)	$7,807	$13,008	$22,785	$29,065
Average total assets	$1,253,845	$1,093,093	$1,230,949	$1,047,467
Adjusted Return on Assets	2.5%	4.8%	2.5%	3.7%

Adjusted Return on Equity
Adjusted Return on Equity represents net income (loss) attributable to OnDeck adjusted to exclude the items shown in the table below divided by average total On Deck Capital, Inc. stockholders' equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Reconciliation of Return on Equity to Adjusted Return on Equity
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$8,684	$9,610	$18,645	$13,181
Average OnDeck stockholders' equity	$314,749	$276,059	$308,645	$268,576
Return on Equity	11.0%	13.9%	8.1%	6.5%
Adjustments (after tax):
Stock-based compensation expense	$1,923	$2,848	$6,940	$8,852
Real estate disposition charges	—	—	—	4,187
Severance and executive transition expenses	—	—	—	911
Debt extinguishment costs	—	550	—	1,934
Discrete tax benefit	(2,800)	—	(2,800)	—
Adjusted Net Income (Loss)	$7,807	$13,008	$22,785	$29,065
Average total On Deck Capital, Inc. stockholders' equity	$314,749	$276,059	$308,645	$268,576
Adjusted Return on Equity	9.9%	18.8%	9.8%	14.4%

Key Factors Affecting Our Performance
2019 Strategic Priorities
Our primary focus remains to prudently grow our business while increasing profitability. The core elements of our growth strategy include:
•Expanding the scale and efficiency of our U.S. lending franchise;
•Investing in growth adjacencies, including ODX, equipment finance and international;
•Innovating on our core strengths in risk, technology and funding;
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
Originations
During the three months ended September 30, 2019 and 2018, we originated $629 million and $648 million of loans, respectively. The decrease in originations in the three months ended September 30, 2019 relative to the same period in 2018 was primarily driven by tightening of underwriting and market dynamics in the US. The above-mentioned decrease of originations was primarily due to a decline in our direct and FAP channels, which was partially offset by growth in the strategic partner channel. Originations in the second and third quarter of 2019 include the originations of Evolocity due to the business combination transaction that occurred in April 2019. The average term loan size originated for the three months ended September 30, 2019 and September 30, 2018 was $56 thousand.
Originations increased approximately $37 million or 6.3% as compared to the second quarter of 2019. Originations increased in both our FAP and strategic partner channels, partially offset by a decrease in our direct channel.
We anticipate that our future growth will continue to depend in part on attracting new customers. As we continue to aggregate data on existing customers and prospective customers, we seek to use that data to optimize our marketing spending and business development efforts to retain existing customers as well as to identify and attract prospective customers. We have historically relied on all three of our channels for customer acquisition. We plan to continue to utilize direct marketing, while increasing our brand awareness and growing our strategic partnerships.
The following table summarizes the percentage of loans and finance receivables made to all customers originated by our three distribution channels for the periods indicated. From time to time management may proactively adjust our originations channel mix based on market conditions. Our direct channel remains our largest channel as a percentage of origination dollars. Our strategic partner channel increased as a percentage of originations from the third quarter of 2018 compared to the third quarter of 2019, while our direct and FAP channel percentage of originations decreased.

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Originations (Dollars)	2019	2018	2019	2018
Direct	38%	43%	41%	44%
Strategic Partner	32%	26%	32%	26%
Funding Advisor	30%	31%	28%	30%
We originate term loans and lines of credit to customers who are new to OnDeck as well as to existing customers. New originations are defined as new term loan originations plus all line of credit draws in the period, including subsequent draws on existing lines of credit. Renewal originations include term loans only. We believe our ability to increase adoption of our loans within our existing customer base will be important to our future growth. A component of our future growth will include increasing the length of our customer life cycle by expanding our loan offerings and features. In the three months ended September 30, 2019 and 2018 originations from our repeat customers were 55% and 52% respectively, of total originations to all customers. We believe our significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in our loan features and services. Repeat customers generally show improvements in several key metrics. We believe the decrease in volume from new customers is indicative of the increased competition. In the nine months ended September 30, 2019, 31% of our origination volume from repeat customers was due to unpaid principal balance rolled from existing loans directly into such repeat originations. In order for a current customer to qualify for a renewal term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Originations (Dollars)	2019	2018	2019	2018
New	45%	48%	47%	49%
Repeat	55%	52%	53%	51%

Loans
Loans and finance receivables held for investment consist of term loans, lines of credit, merchant cash advances and secured equipment finance loans that require daily, weekly or monthly repayments. We have both the ability and intent to hold these loans to maturity. Loans and finance receivables held for investment are carried at amortized cost. The amortized cost of a loan and finance receivable is the unpaid principal balance plus net deferred origination costs. Net deferred origination costs are comprised of certain direct origination costs, net of all loan origination fees received. Loan and finance receivable origination fees include fees charged to the borrower related to origination that increase the loan yield. Loan origination costs are limited to direct costs attributable to originating a loan, including commissions and personnel costs directly related to the time spent by those individuals performing activities related to origination. Direct origination costs in excess of origination fees received are included in the loan and finance receivable balance and for term loans and finance receivables are amortized over the life of the term loan using the effective interest method, while for lines of credit principal amounts drawn are amortized using the straight line method over an average of 12 months. Loans and finance receivables held for investment increased from $1.1 billion at September 30, 2018 to $1.2 billion at September 30, 2019, reflecting the increase in originations over the period as well as the addition of the portfolio acquired as a result of combining our Canadian operations with Evolocity in April 2019.

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
As of the three months ended September 30, 2019, our customers pay between 0.004 and 0.042 cents per month in interest for every dollar they borrow under one of our term loans. Historically, our term loans have been primarily quoted in Cents on Dollar, or COD, which reflects the monthly interest paid by a customer to us per dollar borrowed for a loan. Lines of credit have been historically quoted in APR. As of the three months ended September 30, 2019, the APRs of our term loans outstanding ranged from 9.0% to 98.3% and the APRs of our lines of credit outstanding ranged from 19.9% to 61.9%.

We believe that our product pricing has historically fallen between traditional bank loans to small businesses and certain non-bank small business financing alternatives such as merchant cash advances.

	For the Year			For the Quarter
	2016	2017	2018	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019
Weighted Average Term Loan "Cents on Dollar" Borrowed, per Month	1.82¢	1.95¢	2.14¢	2.08¢	2.15¢	2.17¢	2.17¢	2.19¢	2.12¢	2.08¢
Weighted Average APR - Term Loans and Lines of Credit	41.4%	43.7%	46.9%	46.0%	47.2%	47.5%	47.0%	46.9%	45.4%	45.0%
The pricing increases in 2017 and 2018 were primarily a reflection of past and expected future increases in the underlying market interest rates that we, like many other lenders in the market, were passing on to our customers. Additionally, in 2017 and 2018 we increased our originations in the funding advisor channel, which typically have higher APRs than the direct and strategic partner channels. The decrease in COD and APR over the three quarters of 2019 compared to the fourth quarter of 2018 reflected market dynamics and our shift in strategy to offer longer term loans at lower yields to select customers with higher credit scores.
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

Portfolio Yield
For the Year		For the Quarter
2016	2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019
33.1%	33.7%	35.5%	36.1%	36.4%	36.5%	35.6%	35.0%	35.1%

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

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower Portfolio Yields, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher Portfolio Yield loans because total payback is typically higher compared to a shorter length term for the same principal loan amount. For the three months ended September 30, 2019, the average length of new term loan originations was 13.9 months which increased from 12.3 months for the three months ended June 30, 2019 and 11.3 months for the three months ended September 30, 2018. The increase in average term length reflects the increased booking rate of longer term loans with larger balances of higher credit quality loans as our credit policy has recently been further optimized for loans with those specific characteristics.

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

•
Loan Mix - In general, lines of credit have lower Portfolio Yields than term loans. For the three months ended September 30, 2019, the weighted average line of credit APR was 34.6%, compared to 47.4% for term loans.  Draws by line of credit customers increased to 20.8% of total originations for the three months ended September 30, 2019 from 19.8% in three months ended September 30, 2018.

Interest Expense
We obtain outside financing principally through debt facilities and securitizations with a diverse group of banks, insurance companies and other institutional lenders and investors. Interest expense consists of the interest expense we incur on our debt, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining this debt, such as banker fees, origination fees and legal fees and, in applicable periods, certain costs associated with our interest rate hedging activity. Cost of Funds Rate is calculated as interest expense divided by average debt outstanding for the period. Our Cost of Funds Rate decreased to 5.3% for the three months ended September 30, 2019 as compared to 6.1% for the three months ended September 30, 2018. The decrease in our Cost of Funds Rate was driven by the decrease in our weighted average interest rate on debt outstanding. That decrease was attributable to decreases in interest rate spread (the applicable percentage rate above the benchmark interest rate charged by the lender).
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
We evaluate and track portfolio credit performance primarily through four key financial metrics: 15+ Day Delinquency Ratio; Net Charge-off Rate; Reserve Ratio; and Provision Rate.

Net Charge-off Rate
Our Net Charge-off Rate, which is calculated as our annualized net charge-offs for the period divided by the average Unpaid Principal Balance outstanding, increased from 11.1% in three months ended September 30, 2018 to 13.7% in three months ended September 30, 2019, driven by credit expansion, channel mix changes and changes in small business sentiment and behavior. Since 2018, we have held delinquent loans longer as we expanded our in-house pre-charge-off collection efforts to maximize returns. While collections on those more severely delinquent loans have proven to be successful and have increased our recoveries and profitability, some portion of those loans ultimately remain uncollectible. Allowing several quarters to continue collection efforts delayed charge-off of some loans, which have now accumulated. This quarter's increase net charge-off rate reflects the increased charge-off rate as some of those accumulated loans are charged-off. In addition, the Net Charge-off Rate in the three months ended September 30, 2018 was unusually low by historical standards reflecting our decision to tighten our credit policies in the first half of 2017.
Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by cohort. Net lifetime charge-offs are the unpaid principal balance charged off less recoveries of loans previously charged off. A given cohort’s net lifetime charge-off ratio is the cohort’s net lifetime charge-offs through September 30, 2019 divided by the cohort’s total original loan volume. Repeat loans in the denominator include the full renewal loan principal, rather than the net funded amount, which is the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment and 30 days of inactivity. The chart immediately below includes all term loan originations, including, if applicable, loans sold through OnDeck Marketplace or held for sale on our balance sheet.

Net Charge-off Ratios by Cohort Through September 30, 2019

	For the Year			For the Quarter
	2015	2016	2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019
Principal Outstanding as of September 30, 2019 by Period of Origination	—%	—%	0.1%	0.5%	1.2%	3.5%	9.7%	24.6%	57.5%	87.1%

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
Given that the originations in the second and third quarter of 2019 cohorts are relatively unseasoned as of September 30, 2019, these cohorts reflect low lifetime charge-off ratios in the total loans chart below. Further, given our loans are typically charged off after 90 days of nonpayment and 30 days of inactivity, all cohorts reflect minimal charge offs for the first three months in the chart below.

Net Cumulative Lifetime Charge-off Ratios
All Loans

10.0%
9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24
Month
2015
2016
2017
2018 Q1
2018 Q2
2018 Q3
2018 Q4
2019 Q1
2019 Q2
2019 Q3

	For the Year			For the Quarter
Originations	2015	2016	2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019
All term loans (in millions)	$1,704	$2,052	$1,697	$469	$465	$520	$517	$486	$457	$499
Weighted average term (months) at origination	12.4	13.2	12.1	11.8	11.8	11.9	11.8	11.7	12.2	13.5

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
By design, the broad credit tightening resulted in a significant decline in originations for the second quarter of 2017 and a significant decline in the net cumulative lifetime charge-off ratios for loans originated in that quarter. Subsequent cohorts have incorporated measured and targeted credit optimization designed to bring our net cumulative charge-off ratios in line with business model objectives. Loans originated after the third quarter of 2019 are not yet seasoned enough for meaningful comparison.

15+ Day Delinquency Ratio
The 15+ Day Delinquency Ratio is the aggregate Unpaid Principal Balance for our portfolio that is 15 or more calendar days past due as of the end of the period as a percentage of the Unpaid Principal Balance.
The 15+ Day Delinquency ratio increased from 6.4% at September 30, 2018 to 8.5% at September 30, 2019 driven by our decision in 2018 to hold, and collect on, delinquent loans longer, credit tests we performed in 2018, and a normalizing credit environment in 2019. The increase in loans 15-89 days past due was primarily driven by the credit testing we performed in 2018, while the increase in loans 90+ days past due primarily reflects the change in our collection strategy.
The increase in the third quarter of 2019 of the percentage of 90+ days past due loans as compared to the second quarter of 2019 reflects the charge-off of delinquent loans accumulated over the past several quarters as we expanded our internal collection efforts and the increase in delinquencies which resulted from our credit expansion in the third and fourth quarter of 2018. The decrease of the percentage of 15-89 days past due loans over the same period reflects the improved credit performance of our more current cohorts.

Reserve Ratio
The Reserve Ratio, which is the allowance for credit losses divided by the Unpaid Principal Balance as of a specific date, is a comprehensive measurement of our allowance for credit losses because it presents, as a percentage, the portion of the total Unpaid Principal Balance for which an allowance has been recorded. Our Reserve Ratio remained relatively unchanged from 12.2% at September 30, 2018, to 12.3% at September 30, 2019.
Provision Rate

The Provision Rate is the provision for credit losses divided by the new originations volume of loans and finance receivables held for investment. Originations include the full renewal loan principal of repeat loans, rather than the net funded amount.
Our Provision Rate increased in the third quarter of 2019 to 6.8% from 6.0% in the third quarter of 2018. This increase in Provision Rate was primarily driven by the deterioration of loans originated in the second half of 2018, and a normalizing credit environment.

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

•
Loan Losses. Our underwriting process is designed to limit our loan losses to levels consistent with our risk tolerance and financial model. Our 2017 loan loss levels were higher than our financial targets largely because we were taking corrective action throughout the first half of the year to address the higher 2016 loan losses. Our 2018 loan loss levels were consistent with our financial targets. Our overall loan losses are affected by a variety of factors, including external factors such as prevailing economic conditions, general small business sentiment and unusual events such as natural disasters, as well as internal factors such as the accuracy of our loan decisioning, the effectiveness of our underwriting process and the introduction of new loan types or features with which we have less experience to draw upon when forecasting their loss rates. Our loan loss rates may vary in the future.

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

Customer Acquisition Costs
Our customer acquisition costs, or CACs, differ depending upon the acquisition channel. CACs in our direct channel include the commissions paid to our internal sales force and expenses associated with items such as direct mail, and online marketing activities. CACs in our strategic partner channel and FAP channel include commissions paid. CACs in all channels include new originations. For our United States portfolio, the FAP channel had the highest CAC per unit and our strategic partner channel had the lowest CAC per unit for both the three months ended September 30, 2019 and September 30, 2018.
The total amount of U.S. CACs decreased both in aggregate and for each of the three individual acquisition channels for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.  Our U.S. CACs evaluated as a percentage of originations increased for all three channels period over period. The decrease in absolute dollars was primarily attributable to a decrease in U.S. CACs in our FAP channel driven by a decrease in external commissions and origination volume.
Increased competition for customer response could require us to incur higher customer acquisition costs and make it more difficult for us to grow our originations in both unit and volume for both new as well as repeat customers.

Components of Our Results of Operations
Revenue
Interest and Finance Income. We generate revenue primarily through interest and origination fees earned on the term loans and lines of credit we originate. Interest income also includes interest earned on invested cash. We also generate revenue through finance income on our merchant cash advances in Canada.
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
Cost of Revenue
Provision for Credit Losses. Provision for credit losses consists of amounts charged to income during the period to maintain an allowance for credit losses, or ALLL, estimated to be adequate to provide for probable credit losses inherent in our loan and finance receivable portfolio. Our ALLL represents our estimate of the credit losses inherent in our portfolio of loans and finance receivables and is based on a variety of factors, including the composition and quality of the portfolio, loan specific information gathered through our collection efforts, delinquency levels, our historical charge-off and loss experience and general economic conditions. In general, we expect our aggregate provision for credit losses to increase in absolute dollars as the amount of loans and finance receivables we originate and hold for investment increases.
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

Provision for Income Taxes
Our provision for income taxes includes tax expense for our global operations, including the tax expense incurred by our non-U.S. entities, and our annual effective tax rate is an estimated, blended rate of all jurisdictions; federal, state and foreign. We expect to incur U.S. income tax expense for the remainder of 2019 and thereafter as we currently estimate that we will be profitable and will fully utilize our net operating losses. We may release portions of our valuation allowance in the future if our actual or forecasted profitability levels are deemed sufficient to support the realizability of the net deferred tax assets.
Through December 31, 2018, we had not been required to pay any material U.S. federal or state income taxes nor any foreign income taxes because of accumulated net operating losses. As of December 31, 2018, we had approximately $5 million of federal net operating loss carryforwards and approximately $14.9 million of state net operating loss carryforwards available to reduce future taxable income, unless limited due to historical or future ownership changes. The federal net operating loss carryforwards will begin to expire at various dates beginning in 2028. We expect to use a significant portion of our U.S. net operating losses in 2018 and to fully utilize all remaining net U.S. operating losses in 2019.
Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated.
Comparison of the three months ended September 30, 2019 and 2018

	Three Months Ended September 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest and finance income	$108,211	96.1%	$99,317	96.6%	$8,894	9.0%
Other revenue	4,339	3.9	3,523	3.4	816	23.2
Gross revenue	112,550	100.0	102,840	100.0	9,710	9.4
Cost of revenue:
Provision for credit losses	43,096	38.3	39,102	38.0	3,994	10.2
Interest expense	11,264	10.0	11,728	11.4	(464)	(4.0)
Total cost of revenue	54,360	48.3	50,830	49.4	3,530	6.9
Net revenue	58,190	51.7	52,010	50.6	6,180	11.9
Operating expense:
Sales and marketing	12,261	10.9	10,845	10.5	1,416	13.1
Technology and analytics	16,277	14.5	13,418	13.0	2,859	21.3
Processing and servicing	6,670	5.9	5,302	5.2	1,368	25.8
General and administrative	16,472	14.6	13,107	12.7	3,365	25.7
Total operating expense	51,680	45.9	42,672	41.4	9,008	21.1
Income (loss) from operations, before provision for income taxes	6,510	5.8	9,338	9.2	(2,828)	(30.3)
Provision for (Benefit from) income taxes	(1,632)	(1.5)	—	—	(1,632)	—
Net income (loss)	$8,142	7.3%	$9,338	9.2%	$(1,196)	(12.8)%
Net income (loss)
For the three months ended September 30, 2019, net income decreased to $8.1 million from $9.3 million for the three months ended September 30, 2018 while adjusted net income, a non-GAAP measure, decreased to $7.8 million from $13.0 million over the same period. These decreases were primarily attributable to a 6.9% increase in cost of revenue and a 21.1% increase in operating expenses, partially offset by a 9.4% increase in revenue. The decrease in net income was partially offset by a benefit from income taxes in the three months ended September 30, 2019, while we did not record any tax expense in 2018. Basic earnings per share decreased from $0.13 per share to $0.12 per share. Similarly, our Return on Assets decreased to 2.8% from 3.5% and our Return on Equity decreased to 11.0% from 13.9%. Our Adjusted Return on Assets, a non-GAAP measure, decreased to 2.5% from 4.8% and our Adjusted Return on Equity, a non-GAAP measure, decreased to 9.9% from 18.8%. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures for a discussion and reconciliation of Non-GAAP measures.

Revenue

	Three Months Ended September 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest and finance income	$108,211	96.1%	$99,317	96.6%	$8,894	9.0%
Other revenue	4,339	3.9	3,523	3.4	816	23.2
Gross revenue	$112,550	100.0%	$102,840	100.0%	$9,710	9.4%
Gross revenue increased by $9.7 million, or 9.4%, from $102.8 million to $112.6 million. This growth was in part attributable to an $8.9 million, or 9.0%, increase in interest income, which was primarily driven by a higher portfolio balance as evidenced by a 13% increase in Average Loans and Finance Receivables. The increase was partially offset by a decrease in Portfolio Yield from the third quarter of 2018 compared to the third quarter of 2019.
Other revenue increased by $0.8 million, or 23.2%, primarily attributable to an increase in prepayment fee revenue and line of credit fees revenue.
Cost of Revenue

	Three Months Ended September 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for credit losses	$43,096	38.3%	$39,102	38.0%	$3,994	10.2%
Interest expense	11,264	10.0	11,728	11.4	(464)	(4.0)
Total cost of revenue	$54,360	48.3%	$50,830	49.4%	$3,530	6.9%
Total cost of revenue increased by $3.5 million, or 6.9%, from $50.8 million to $54.4 million. Provision for credit losses increased by $4.0 million, or 10.2%, from $39.1 million to $43.1 million. In accordance with GAAP, we recognize revenue on loans and finance receivables over their term, but provide for probable credit losses on the loans and finance receivables at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates. Our provision for credit losses as a percentage of originations, or the Provision Rate, increased from 6.0% to 6.8%. The increase in Provision Rate was primarily driven by the deterioration of loans originated in the second half of 2018, and a normalizing credit environment.
Interest expense decreased by $0.5 million, or 4.0%, from $11.7 million to $11.3 million. As a percentage of gross revenue, interest expense decreased from 11.4% to 10.0%. The decrease in interest expense was primarily attributable to decreases in interest rate spread (the applicable percentage rate above the benchmark interest rate charged by the lender) and was partially offset by increases in Average Debt outstanding. The Average Debt Outstanding during the third quarter of 2019 was $851.0 million, up 10.3%, from $771.5 million during the third quarter of 2018, while our Cost of Funds Rate decreased from 6.1% to 5.3%.

Operating Expense
Total operating expense increased by $9.0 million, or 21.1%, from $42.7 million to $51.7 million. At September 30, 2019, we had 741 employees compared to 587 at December 31, 2018. Approximately half of the headcount increase reflects the addition of Evolocity employees, with the majority of the other half attributable to Technology and Analytics employees. We increased our headcount and personnel-related costs across our business in order to support our growth strategy and expect headcount to further increase in the remainder of 2019 reflecting our investment in growth initiatives.
Given our focus on profitability, we evaluate trends in our efficiency ratio as a key measure of our progress. Our efficiency ratio for the quarter ended September 30, 2019 was 45.9% which increased from 41.5% for the quarter ended September 30, 2018. Our Adjusted Efficiency Ratio, a non-GAAP measure, increased from 38.2% for the quarter ended September 30, 2018 to 43.8% for the quarter ended September 30, 2019. Both trends reflect investments in our core US lending and strategic adjacencies. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures for a discussion and reconciliation of Adjusted Efficiency Ratio.
Sales and Marketing

	Three Months Ended September 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$12,261	10.9%	$10,845	10.5%	$1,416	13.1%
Sales and marketing expense increased by $1.4 million, or 13.1%, from $10.8 million to $12.3 million. The increase was driven by a $0.4million increase in our general marketing and other marketing spend, in part due to our expansion in Canada. Our non capitalizable commission expense increased by $0.4 million during three months ended September 30, 2019. Additionally, there was a $0.5 million increase in personnel-related and occupancy costs primarily related to the additional personnel related to our business combination with Evolocity.
Technology and Analytics

	Three Months Ended September 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$16,277	14.5%	$13,418	13.0%	$2,859	21.3%
Technology and analytics expense increased by $2.9 million, or 21.3%, from $13.4 million to $16.3 million. The increase was primarily attributable to $2.3 million of additional personnel-related costs as we continue to invest in our strategic initiatives and build our internal capabilities for the future, as well as higher software license-related costs of $0.6 million in the current quarter.
Processing and Servicing

	Three Months Ended September 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$6,670	5.9%	$5,302	5.2%	$1,368	25.8%
Processing and servicing expense increased by $1.4 million, or 25.8%, from $5.3 million to $6.7 million. The increase was driven by an increase personnel-related expenses of $0.9 million.

General and Administrative

	Three Months Ended September 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$16,472	14.6%	$13,107	12.7%	$3,365	25.7%
General and administrative expense increased by $3.4 million, or 25.7%, from $13.1 million to $16.5 million. The increase was primarily attributable to legal costs and costs related to our pursuit of a bank charter, which resulted in an increase of $3.3 million for the three months ended September 30, 2019 compared to the prior year period. Personnel-related costs increased by $0.6 million due to an increase in headcount as well as the additional personnel related to our business combination with Evolocity. The three months ended September 30, 2018 included $0.5 million of debt extinguishment costs. No such charge was recognized during the current period.
Provision for Income Taxes

	Three Months Ended September 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Provision for Income Taxes	$(1,632)	(1.5)%	$—	—%	$(1,632)	—%
During the three months ended September 30, 2019 we recorded an income tax benefit of $1.6 million due to a $2.8 million discrete research and development tax credit recorded in the period. The quarterly effective income tax rate was (25)% for the three months ended September 30, 2019. The quarterly effective income tax rate excluding the discrete tax benefit was 18% for the three months ended September 30, 2019. Through December 31, 2018, we had not been required to pay any material U.S. federal or state income taxes nor any foreign income taxes because of accumulated net operating losses.

Comparison of the nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest and finance income	$319,651	96.1%	$277,755	96.3%	$41,896	15.1%
Other revenue	13,120	3.9	10,681	3.7	2,439	22.8
Gross revenue	332,771	100.0	288,436	100.0	44,335	15.4
Cost of revenue:
Provision for credit losses	129,338	38.9	108,688	37.7	20,650	19.0
Interest expense	33,977	10.2	35,845	12.4	(1,868)	(5.2)
Total cost of revenue	163,315	49.1	144,533	50.1	18,782	13.0
Net revenue	169,456	50.9	143,903	49.9	25,553	17.8
Operating expense:
Sales and marketing	37,528	11.3	32,875	11.4	4,653	14.2
Technology and analytics	49,764	15.0	37,224	12.9	12,540	33.7
Processing and servicing	17,768	5.3	15,564	5.4	2,204	14.2
General and administrative	46,854	14.1	46,866	16.2	(12)	—
Total operating expense	151,914	45.7	132,529	45.9	19,385	14.6
Income (loss) from operations, before provision for income taxes	17,542	5.3	11,374	3.9	6,168	54.2
Provision for (Benefit from) income taxes	1,904	0.6	—	—	1,904	—
Net income (loss)	$15,638	4.7%	$11,374	3.9%	$4,264	37.5%
Net income (loss)
For the nine months ended September 30, 2019, net income increased to $15.6 million from $11.4 million for the nine months ended September 30, 2018, while adjusted net income, a non-GAAP measure, decreased to $22.8 million from $29.1 million over the same period. Additionally, for the nine months ended September 30, 2019 we recorded a provision for income taxes of $1.9 million, while we were not required to pay any material taxes in 2018. Basic earnings per share increased from $0.18 per share to $0.25 per share. Similarly, our Return on Assets increased to 2.0% from 1.7% while our Return on Equity increased to 8.1% from 6.5%. Our Adjusted Return on Assets, a non-GAAP measure, decreased to 2.5% from 3.7% while our Adjusted Return on Equity, a non-GAAP measure, decreased to 9.8% from 14.4%. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures for a discussion and reconciliation of Non-GAAP measures.

Revenue

	Nine Months Ended September 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Interest and finance income	$319,651	96.1%	$277,755	96.3%	$41,896	15.1%
Other revenue	13,120	3.9	10,681	3.7	2,439	22.8
Gross revenue	$332,771	100.0%	$288,436	100.0%	$44,335	15.4%
Gross revenue increased by $44.3 million, or 15.4%, from $288.4 million to $332.8 million. This growth was primarily attributable to a $41.9 million, or 15.1%, increase in interest income, reflecting a 12.7% growth of loans and financing receivables, partially offset by a decrease in Portfolio Yield from 36.0% to 35.2%. The decrease in Portfolio Yield was driven by a lower blended yield on new originations and higher past due balances.
Other revenue increased by $2.4 million, or 22.8%, primarily attributable to an increase in ODX revenue, prepayment fee revenue and line of credit fee revenue, partially offset by a decrease in marketing fees from our issuing bank partner.
Cost of Revenue

	Nine Months Ended September 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Provision for credit losses	$129,338	38.9%	$108,688	37.7%	$20,650	19.0%
Interest expense	33,977	10.2	35,845	12.4	(1,868)	(5.2)
Total cost of revenue	$163,315	49.1%	$144,533	50.1%	$18,782	13.0%
Total cost of revenue increased by $18.8 million, or 13.0% from $144.5 million to $163.3 million. Provision for credit losses increased by $20.7 million, or 19.0%, from $108.7 million to $129.3 million. In accordance with GAAP, we recognize revenue on loans and finance receivables over their term, but provide for probable credit losses on the loans and finance receivables at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates. Our provision for credit losses as a percentage of originations, or the Provision Rate, increased from 6.0% to 7.0%. The increase in Provision Rate was primarily driven by the deterioration of loans originated in the second half of 2018, and a normalizing credit environment.
Interest expense decreased by $1.9 million, or 5.2%, from $35.8 million to $34.0 million. As a percentage of gross revenue, interest expense decreased from 12.4% to 10.2%. The decrease in interest expense was primarily attributable to decreases in interest rate spread (the applicable percentage rate above the benchmark interest rate charged by the lender) and was partially offset by an increase in Average Debt outstanding. The Average Debt Outstanding during the nine months ended September 30, 2019 was $841.4 million up 14.4% from $735.4 million during the nine months ended September 30, 2018, while our Cost of Funds Rate decreased from 6.5% to 5.4%.
Operating Expense
Total operating expense increased by $19.4 million, or 14.6%, from $132.5 million to $151.9 million. At September 30, 2019, we had 741 employees compared to 587 at December 31, 2018. Approximately half of the headcount increase reflects the additional Evolocity employees, with the majority of the other half attributable to Technology and Analytics employees. We increased our headcount and personnel-related costs across our business in order to support our growth strategy.
Given our focus on profitability, we evaluate trends in our efficiency ratio as a key measure of our progress. Our efficiency ratio for the nine months ended September 30, 2019 decreased to 45.7% from 45.9% for the nine months ended September 30,

2018. Our Adjusted Efficiency Ratio, a non-GAAP measure, increased from 40.4% for the nine months ended September 30, 2018 to 43.0% for the nine months ended September 30, 2019. Both trends reflect investments in our core US lending and strategic adjacencies. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures for a discussion and reconciliation of Adjusted Efficiency Ratio.
Sales and Marketing

	Nine Months Ended September 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$37,528	11.3%	$32,875	11.4%	$4,653	14.2%
Sales and marketing expense increased by $4.7 million, or 14.2%, from $32.9 million to $37.5 million. The increase was primarily attributable to a $2.4 million increase in personnel-related costs as well as a $0.7 million increase in occupancy costs, as our sales and marketing headcount grew since the nine months ended September 30, 2018. In addition, our non capitalizable commission expense grew by $0.8 million, and our general marketing spend increased by $0.5 million in the current period.

Technology and Analytics

	Nine Months Ended September 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Technology and analytics	$49,764	15.0%	$37,224	12.9%	$12,540	33.7%
Technology and analytics expense increased by $12.5 million, or 33.7%, from $37.2 million to $49.8 million. The increase was primarily attributable to $8.9 million of additional personnel-related costs and $0.7 million of occupancy costs as we continued to expand headcount and invest in our strategic initiatives and build our internal capabilities for the future. As a result of the expansion of our ODX business as well as our business combination with Evolocity, we incurred an increase in software license expenditures and other software expenses, totaling $2.2 million, during the nine months ended September 30, 2019.
Processing and Servicing

	Nine Months Ended September 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Processing and servicing	$17,768	5.3%	$15,564	5.4%	$2,204	14.2%
Processing and servicing expense increased by $2.2 million, or 14.2%, from $15.6 million to $17.8 million. The increase was primarily attributable to a $0.8 million increase in costs related to collection initiatives. Additionally, personnel-related expenses increased by $0.7 million.

General and Administrative

	Nine Months Ended September 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$46,854	14.1%	$46,866	16.2%	$(12)	—%
General and administrative expense was relatively unchanged in the nine months ended September 30, 2019 compared to the 2018 period. Legal costs and costs related to our pursuit of a bank charter resulted in an increase of $3.1 million for the nine months ended September 30, 2019 compared to the prior year period. Personnel-related costs increased by $3.0 million due to increased headcount and a $0.4 million increase in occupancy costs. Additionally, taxes not related to income taxes increased by $0.6 million, and travel spend increased by $0.5 million. The nine months ended September 30, 2018 included a $5.7 million charge related to our lease terminations and $1.9 million of debt extinguishment costs. No such charges were recognized during the current period.
Provision for Income Taxes

	Nine Months Ended September 30,

	2019		2018		Period-to-Period Change
	Amount	Percentage of Gross Revenue	Amount	Percentage of Gross Revenue	Amount	Percentage
	(dollars in thousands)
Provision for (Benefit from) income taxes	$1,904	0.6%	$—	—%	$1,904	—%
During the nine months ended September 30, 2019 we recorded a provision for income taxes of $1.9 million, representing a year to date effective tax rate of 10.9%. Included in our current period's tax provision was a discrete tax benefit related to a $2.8 million research and development tax credit for the years 2010 to 2018, the year to date effective income tax rate excluding the discrete tax benefit was 26.8%. Through December 31, 2018, we were not required to pay any material U.S. federal or state income taxes nor any foreign income taxes because of accumulated net operating losses.
Liquidity and Capital Resources
During the third quarter of 2019, we originated $629 million of loans and during the nine months ended September 30, 2019, we originated $1.9 billion of loans. We funded these originations with a diversified set of funding sources, including cash on hand, third-party lenders (through debt facilities and securitization), and the cash generated by our operating, investing and financing activities.

Cash on Hand
At September 30, 2019, we had approximately $59 million of cash on hand to fund our future operations, an amount comparable to December 31, 2018.

Current Debt Facilities
The following table summarizes our debt facilities as of September 30, 2019.

	Maturity Date		Weighted Average Interest Rate	Borrowing Capacity		Principal Outstanding
				(in millions)
Debt:
OnDeck Asset Securitization Trust II LLC	April 2022	(1)	3.8%	$225.0		$225.0
OnDeck Account Receivables Trust 2013-1 LLC	March 2022	(2)	3.9%	180.0		115.4
Receivable Assets of OnDeck, LLC	September 2021	(3)	4.4%	119.7		103.4
OnDeck Asset Funding II LLC	August 2022	(4)	5.1%	175.0		113.4
Prime OnDeck Receivable Trust II, LLC	March 2022	(5)	4.0%	180.0		112.6
Loan Assets of OnDeck, LLC	October 2022	(6)	3.9%	150.0		116.0
Corporate Debt	January 2021		5.1%	105.0	(7)	20.0
Other Agreements	Various	(8)	6.5%	161.7		71.8
Total Debt			4.3%	$1,296.4		$877.5

(1)	The period during which new loans may be purchased under this securitization transaction expires in March 2020.

(2)	The period during which new borrowings may be made under this facility expires in March 2021.

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

(7)
On July 19, 2019, the Company entered into an agreement which increased the commitment under its corporate revolving debt facility by $20 million, refer to Note 6 of Notes to Consolidated Financial Statements for additional information.

(8)
Other Agreements include our local currency debt facilities in Australia and Canada. The periods during which new borrowings may be made under the various agreements expire between December 2019 and June 2020. Maturity dates range from December 2019 through December 2022. In October 2019 we prepaid in full and terminated a CAD $20.0 million mezzanine debt facility with a 12% interest rate.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.
Cash and Cash Equivalents, Loans (Net of Allowance for Credit Losses), and Cash Flows
The following table summarizes our cash and cash equivalents, loans (net of Allowance for credit losses) and cash flows:

	As of or for the Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash and cash equivalents	$59,440	$71,304
Restricted cash	$49,900	$48,919
Loans and finance receivables held for investment, net	$1,079,766	$984,400
Cash provided by (used in):
Operating activities	$206,679	$182,677
Investing activities	$(208,182)	$(295,176)
Financing activities	$13,633	$118,589
Our cash and cash equivalents at September 30, 2019 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments, deposit accounts or other arrangements designed to preserve the principal balance and maintain adequate liquidity. Our excess cash may be invested primarily in overnight sweep accounts, money market instruments or similar arrangements that provide competitive returns consistent with our polices and market conditions.
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
Cash Flows
Operating Activities
For the nine months ended September 30, 2019, net cash provided by operating activities was $206.7 million, which was primarily the result of interest payments from our customers of $374.1 million, less $133.3 million utilized to pay our operating expenses and $30.0 million we used to pay the interest on our debt. During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $1.4 million.
For the nine months ended September 30, 2018, net cash provided by our operating activities was $182.7 million, which was primarily the result of our cash received from our customers, including interest payments of $320.4 million, less $107.0 million utilized to pay our operating expenses and $32.3 million we used to pay the interest on our debt. During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $2.3 million.
Investing Activities
Our investing activities have consisted primarily of funding our loans and finance receivable originations, including payment of associated direct costs and receipt of associated fees, offset by customer repayments of term loans, lines of credit and finance receivables, purchases of property, equipment and software, and capitalized internal-use software development costs. Purchases of property, equipment and software and capitalized internal-use software development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our internal-use technology.
For the nine months ended September 30, 2019, net cash used to fund our investing activities was $208.2 million, and consisted primarily of $145.2 million of loan originations in excess of loan repayments received, $51.8 million of origination costs paid in excess of fees collected and $8.2 million for the purchase of property, equipment and software and capitalized internal-use software development costs.
For the nine months ended September 30, 2018, net cash used to fund our investing activities was $295.2 million, and consisted primarily of $242.8 million of loan originations in excess of loan repayments received, $47.1 million of origination costs paid in excess of fees collected and $4.4 million for the purchase of property, equipment and software and capitalized internal-use software development costs.
Financing Activities
Our financing activities have consisted primarily of net borrowings from our securitization facility and our revolving debt facilities.
For the nine months ended September 30, 2019, net cash provided by in our financing activities was $13.6 million and consisted of $26.9 million in net proceeds from the issuance of debt, and $2.2 million of cash received from the issuance of common stock under the employee stock purchase plan. The cash provided was partially offset by the use of $11.0 million for the repurchase of common stock and $3.3 million of payments for debt issuance costs.
For the nine months ended September 30, 2018, net cash provided by our financing activities was $118.6 million and consisted primarily of $119.9 million in net proceeds from debt facilities and $5.5 million of payments of debt issuance costs. These uses of cash were partially offset by $3.4 million of net cash received from noncontrolling interest, and $1.4 million of cash received from the issuance of common stock under the employee stock purchase plan.
Operating and Capital Expenditure Requirements
We require substantial liquidity to fund our current operating and capital expenditure requirements. We expect these requirements to increase as we grow our portfolio.
Our originations for the three months ended September 30, 2019 and 2018 were $629 million and $648 million, respectively. Our originations for the nine months ended September 30, 2019 and 2018 were $1.86 billion and $1.83 billion, respectively.

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
As of September 30, 2019, only $40 million of our $1.3 billion debt capacity is scheduled to expire before September 30, 2020. In order to maintain and grow our current rate of loan originations over the next twelve months, we may be required to secure additional funding. We plan to do this through one or more of the following sources: new asset-backed securitization transactions, new debt facilities and extensions and increases to existing debt facilities.
Our Board of Directors authorized the repurchase of up to $50 million of common stock with the repurchased shares to be retained as treasury stock and available for possible reissuance. Any share repurchases under the program will be made from time to time in the open market, in privately negotiated transactions or otherwise. The timing and amount of any share repurchases will be subject to market conditions and other factors as we may determine. The repurchase authorization expires August 31, 2020, however, we may suspend, modify or discontinue the program at any time in our discretion without prior notice. During the three months ended September 30, 2019 we purchased 3,204,462 shares of common stock for $11.0 million.
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
Contractual Obligations
Other than as described under the subheading "Liquidity and Capital Resources," and in Note 6 and Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements, there have been no material changes in our commitments under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our current and prospective investors should carefully consider the risks described in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, "Part II Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, and other documents that we file with the SEC from time to time which are available on the SEC website at www.sec.gov, and all other information contained in this report, including our unaudited condensed consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Cautionary Note Regarding Forward-Looking Statements,” before making investment decisions regarding our securities. The risks and uncertainties in our above-mentioned Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only ones we face, but include the most significant factors then known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of these risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities.
Our Board of Directors authorized the repurchase of up to $50 million of our common stock with the repurchased shares to be retained as treasury stock and available for possible reissuance. During the quarter ended September 30, 2019, we repurchased 3,204,462 shares of our common stock for approximately $11.0 million. The number of shares purchased, the average price paid per share and the remaining availability under our repurchase program are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2019	—	—	—	$50,000,000
August 1 - August 31, 2019	1,434,978	$3.40	1,434,978	$45,120,972
September 1 - September 30, 2019	1,769,484	$3.47	1,769,484	$38,976,107
Total	3,204,462	$3.44	3,204,462

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Deck Capital, Inc.

/s/ Kenneth A. Brause
Kenneth A. Brause Chief Financial Officer (Principal Financial Officer)
Date: November 7, 2019

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia Chief Accounting Officer (Principal Accounting Officer)
Date: November 7, 2019

Exhibit Index

Exhibit Number	Description	Filed / Incorporated by Reference from Form *	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	12/22/2014
3.2	Amended and Restated Bylaws	10-Q	3.2	11/6/2018
4.1	Form of common stock certificate	S-1	4.1	11/10/2014
10.1
Credit Agreement, dated as of January 28, 2019, by and among On Deck Capital, Inc., the Lenders Party hereto, and SunTrust Bank, as Administrative Agent for the Revolving Lenders and Collateral Agent for the Secured Parties.
Filed herewith.
10.2
Lender Joinder Agreement, dated as of July 19, 2019, to the Credit Agreement dated as of January 28, 2019, by and among the Lender party hereto, On Deck CapitaI, Inc., as Borrower, and SunTrust Bank, as Administrative Agent for the Lenders.
Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	Exhibit incorporated by reference to the Registrant's Form S-1 Registration Statement, Registration No. 333-200043