Form 10-K
period 2019-12-31
On Deck Capital, Inc.
filed 2020-02-28
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
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
(888) 269-4246
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.005 per share	ONDK	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2019 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the New York Stock Exchange on such date was $274,117,091. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares of the registrant’s common stock outstanding as of February 21, 2020 was 58,417,627.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
Forward-looking statements appear throughout this report including in Part I - Item 1A. Risk Factors, Part I - Item 3. Legal Proceedings and Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to the "2020 Outlook." Forward-looking statements can generally be identified by words such as “will,” “enables,” “expects,” "intends," "may," “allows,” "plan," “continues,” “believes,” “anticipates,” “estimates” or similar expressions.
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
Important factors that could cause or contribute to such differences include risks relating to: (1) our ability to achieve consistent profitability in the future in light of our prior loss history and competition; (2) our growth strategies, including the introduction of new products or features, expanding our platform to other lenders through ODX, maintaining ODX’s current clients or losing a significant ODX client, expansion into international markets, offering equipment financing and our ability to effectively manage and fund our growth; (3) possible future acquisitions of complementary assets, businesses, technologies or products with the goal of growing our business, and the integration of any such acquisitions including Evolocity Financial Group; (4) any material reduction in our interest rate spread and our ability to successfully mitigate this risk through interest rate hedging or raising interest rates or other means; (5) worsening economic conditions that may result in decreased demand for our loans or services and increase our customers’ default rates; (6) supply and demand driven changes in credit and increases in the availability of capital for our competitors that negatively impacts our loan pricing; (7) our ability to accurately assess creditworthiness and forecast and provision for credit losses; (8) our ability to prevent or discover security breaches, disruptions in service and comparable events that could compromise confidential information held in our data systems or adversely impact our ability to service our loans; (9) incorrect or fraudulent information provided to us by customers causing us to misjudge their qualifications to receive a loan or other financing; (10) the effectiveness of our efforts to identify, manage and mitigate our credit, market, liquidity, operational and other risks associated with our business and strategic objectives; (11) our ability to continue to innovate or respond to evolving technological changes and protect our intellectual property; (12) our reputation and possible adverse publicity about us or our industry; (13) failure of operating controls, including customer or partner experience degradation, and related legal expenses, increased regulatory cost, significant fraud losses and vendor risk; (14) changes in federal or state laws or regulations, or judicial decisions involving licensing or supervision of commercial lenders, interest rate limitations, the enforceability of choice of law provisions in loan agreements, the validity of bank sponsor partnerships, the use of brokers or other significant changes; (15) risks associated with pursuing a bank charter, either de novo or in a transaction, and risks associated with either failing to obtain or obtaining a bank charter; and other risks, including those described in Part II - Item 1A. Risk Factors in this report and in other documents that we file with the Securities and Exchange Commission, or SEC, from time to time which are or will be available on the SEC website at www.sec.gov.
Except as required by law, we undertake no duty to update any forward-looking statements. Readers are also urged to carefully review and consider all the information in this report, as well as the other documents we make available through the SEC’s website.

In this report, when we use the terms “OnDeck,” the “Company,” “we,” “us” or “our,” we are referring to On Deck Capital, Inc. and its consolidated subsidiaries, and when we use the term "ODX" we are referring to our wholly-owned subsidiary ODX, LLC, in each case unless the context requires otherwise.
OnDeck, the OnDeck logo, OnDeck Score, OnDeck Marketplace, ODX and other trademarks or service marks of OnDeck appearing in this report are the property of OnDeck or its subsidiaries. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders, including FICO®, a registered trademark of Fair Isaac Corporation. We have generally omitted the ® and TM designations, as applicable, for the trademarks used in this report.

PART I

Item 1.	Business
Our Company
On Deck Capital, Inc. is the proven leader in transparent and responsible online lending to small business. We were founded in 2006 and pioneered the use of data analytics and digital technology to make real-time lending decisions and deliver capital rapidly to small businesses online. Our mission is to help small businesses succeed. Today, we offer a wide range of term loans and lines of credit customized for the needs of small business owners. In 2019 we began to offer equipment finance loans and in Canada, a variable pay product. OnDeck has provided over $13 billion in loans to customers in 700 different industries across the United States, Canada and Australia. We have an A+ rating with the Better Business Bureau and are rated 5 stars by Trustpilot.
We are a leading platform for online small business lending and continue to transform small business lending by making it efficient and convenient for small businesses to access capital through innovative lending experiences and financial products. Our platform touches every aspect of the customer life cycle, including customer acquisition, sales, scoring and underwriting, funding, and servicing and collections. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources, and the relationships among those attributes, to assess the creditworthiness of small businesses rapidly and accurately. The data points include customer activity shown on their bank statements, business and personal credit bureau reports, government filings, tax and census data. Small businesses can apply for a term loan or line of credit, 24 hours a day, 7 days a week, on our website in minutes and, using our proprietary OnDeck Score®, we can make a funding decision immediately and fund as fast as 24 hours.
We also offer bank clients a comprehensive technology and services platform that facilitates online lending to small business customers through our subsidiary, ODX. In 2018, we established ODX, a wholly-owned subsidiary, in response to the growing demand from banks for third-party digital origination solutions. ODX continues to strive to provide bank and financial institution clients a best-in-class solution package consisting of platform-as-a-service technology modules, consultative analytics and business process services, and real-time origination services support to enable digital small business origination solutions. Over time, we believe ODX can become a significant contributor to OnDeck’s financial growth and profitability, especially given ODX’s wide range of potential bank and non-bank partners. However, we do not expect ODX to be profitable in the coming few years as our near-term focus is on expanding our capabilities and scaling the business.
Since we made our first loan in 2007, we have originated more than $13 billion of loans and as of December 31, 2019, our total assets were $1.3 billion and our loans and finance receivables, net, was $1.1 billion.
In 2019, 2018 and 2017, we originated $2.5 billion, $2.5 billion and $2.1 billion of loans, respectively. Our originations have been supported by a diverse and scalable set of funding sources, including committed debt facilities and securitizations. In 2019, 2018 and 2017, we recorded gross revenue of $444.5 million, $397.7 million and $350.4 million respectively. In 2019, we generated $28.0 million of net income attributable to On Deck Capital, Inc common stockholders compared to net income of $27.0 million and net loss of $12.1 million in 2018 and 2017, respectively. Our Adjusted Net Income, a non-GAAP financial measure, was $26.0 million, $44.8 million, and $3.6 million over the same three-year period. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures for a discussion and reconciliation of Adjusted Net Income to net income (loss).
We were incorporated in the state of Delaware on May 4, 2006. We operate from our headquarters in New York, New York and also have offices in Arlington, Virginia, Denver, Colorado, Sydney, Australia and Toronto and Montreal, Canada. Additional information about us is available on our website at http://www.ondeck.com. The information on our website is not incorporated herein by reference and is not a part of this report.

Our Market and Solution
The small business lending market is vast and underserved. OnDeck’s vision is to be the first-choice lending partner for underserved small businesses. According to the FDIC, there were $232 billion in outstanding business loans in the U.S. with balances of $250,000 or below at June 30, 2019 across 21.8 million loans.
We offer a suite of financing options, currently through term loans and lines of credit, tailored to meet the needs of small businesses throughout their life cycle. Since we made our first loan in 2007, we have originated more than $13 billion of loans across more than 700 industries in all 50 states, as well as Canada and Australia. The top five states in which we, or our issuing bank partner, originated loans in 2019 were California, Florida, Texas, New York and New Jersey, representing approximately 14%, 9%, 9%, 6% and 4% of our total loan originations, respectively. As of December 31, 2019, our customers had a median annual revenue of approximately $670 thousand, with 90.0% of our customers having between $122,690 and $4.4 million in annual revenue, and have been in business for a median of 9 years, with 90.0% in business between 2 and 29 years. The average size of a term loan we made was down to $54,649 in 2019 from $55,490 in 2018 and the average size of an outstanding line of credit to our customers increased to $38,057 in 2019 from $33,689 in 2018.
We believe our scale offers significant benefits, including lower customer acquisition costs, access to a broader dataset, better underwriting decisions and a lower cost of capital, compared to certain smaller online lending businesses.
We believe our customers choose us because we provide the following key benefits sought by small business borrowers:

•
Tailored Solutions. We offer small businesses a suite of financing choices with our term loans and lines of credit that we believe can be tailored to effectively address small businesses' particular funding needs. We believe that small businesses prefer to work with providers with whom they can build long-term relationships and that the range of our offerings makes us an ideal lending partner. Our term loans are available from $5,000 up to $500,000 with maturities of three to 36 months and our lines of credit range from $6,000 to $100,000 and substantially all are repayable within twelve months of the date of most recent draw. We believe this provides a wider range of term lengths, pricing alternatives and repayment options than any other online small business lender. We also report customer performance to several business credit bureaus, which can help small businesses build their business credit.

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

•
In our strategic partner channel, we enter into agreements with third parties that serve or otherwise have access to the small business community, who then introduce us to prospective customers. Strategic partners include, among others, small business-focused service providers, other financial institutions, financial and accounting solution providers, payment processors, independent sales organizations and other websites. Strategic partners conduct their own marketing activities which may include email marketing, leveraging existing business relationships and direct mail. Our business development team is dedicated to expanding our network of strategic partners and leveraging their relationships with small businesses to acquire new customers. In general, if a strategic partner refers a customer that takes a loan from us, we pay that strategic partner a referral fee based on the amount of the originated loan. Strategic partners differ from funding advisors (described below) in that strategic partners generally provide a referral to our direct sales team and our direct sales team is the main point of contact with the customer. On the other hand, funding advisors serve as the main points of contact with the customer on its initial loan and may help a customer access multiple funding options besides those we offer. As a result, funding advisors' commissions generally exceed strategic partners' referral fees. We generally do not recover these commissions or fees upon default of a loan. Generally, no other fees are paid to strategic partners.

•
Through our funding advisor program, we make contact with prospective customers by entering into relationships with third party independent advisors, known as funding advisor program partners, or FAPs, that typically offer a variety of financial services to small businesses. FAPs conduct their own marketing activities, which may include direct mail, online marketing, paid leads, television and radio advertising or leveraging existing business relationships. FAPs include independent sales organizations, commercial loan brokers and equipment leasing firms. FAPs act as intermediaries between potential customers and lenders by brokering business loans on behalf of potential customers. As part of our FAP strategy, we require a detailed certification process, including background checks, to approve a FAP, and annual recertifications in order to remain a FAP. We also employ a senior compliance officer whose responsibilities include overseeing compliance matters involving our funding advisor program channel. Our relationships with FAPs provide for the payment of a commission at the time the term loan is originated or for line of credit accounts when it is opened or on draw amounts. We generally do not recover these commissions upon default of a loan. As of December 31, 2019, we had active relationships with approximately 400 FAPs, and in 2019, 2018 and 2017, no single FAP was associated with more than 2.8%, 2.0%, and 1.7% of our total originations, respectively.

Our Competitive Strengths
We believe the following competitive strengths differentiate us and serve as barriers for others seeking to enter our market:

•
Singular Focus and Visibility. We are passionate about small businesses. Since we began lending in 2007, we have focused exclusively on assessing and delivering credit to small businesses. We believe this passion, focus and small business credit expertise provides us with significant competitive advantages, including deep insight into small businesses and their financing needs. Our partnerships with well-known companies such as PNC Bank, National Association, or PNC, Intuit Inc., Investors Bank and others also help increase our visibility and validate our brand.

•
Scale. We have originated over $13 billion in loans across more than 700 industries since we made our first loan in 2007. We believe our extensive experience and significant scale allow us to obtain and analyze large and growing amounts of data, which provides us with greater insight to identify, understand and meet the needs of our customers and prospective customers as well as better manage our business. We listed on the NYSE in December 2014 and have consistently met their high standards of transparency, governance, financial reporting and other requirements. We believe this differentiates us from non-listed small business lenders.

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

•
High Customer Satisfaction and Repeat Customer Base. Our strong value proposition has been validated by our customers. We achieved an overall Net Promoter Score of 80 for the year ended December 31, 2019 based on our internal survey of U.S. customers in all three of our distribution channels. The Net Promoter Score is a widely used index ranging from negative 100 to positive 100 that measures customer loyalty. Our score places us at the upper end of customer satisfaction ratings and compares favorably to the average Net Promoter Score of 34 for the financial services industry. We have also consistently achieved an A+ rating from the Better Business Bureau. We believe that high customer satisfaction has played an important role in repeat borrowing by our customers. In 2019, 2018, and 2017, 53%, 52% and 52%, respectively, of loan originations were by repeat term loan customers, who either replaced their existing term loan with a new, usually larger, term loan or took out a new term loan after paying off their existing OnDeck term loan in full. Repeat customers generally demonstrate improvements in key metrics such as revenue and bank balance when they return for an additional loan. Approximately 30% of renewals in 2019 represented the rollover of remaining balances and the remainder was incremental borrowings.

•
Durable Business Model. Since we began lending in 2007, we have successfully operated our business through both strong and weak economic environments. The diversity of our portfolio including loans to over 114,000 small businesses in over 700 industries reduces sensitivity to industry or geographically specific downturns or events. Our real-time data, short duration loans, automated daily and weekly collections, risk management capabilities and unit economics enable us to react rapidly to changing market conditions.

Our Strategy for Responsible Growth and Improved Profitability
Our vision is to become the first-choice lender to underserved small businesses while growing responsibly and increasing profitability. In doing so, and to accomplish this, we intend to:

•
Expand in Each of our Distribution Channels and Optimize our Funnel. We plan to continue efficient investment in direct marketing to increase our brand awareness and add new customers. As our dataset expands, we will continue to pre-qualify and market to those customers we believe are predisposed to take a loan and have a higher likelihood of approval. We have seen success from this strategy as the direct marketing channel continued to originate more dollar volume than any other channel in 2019. We also intend to grow originations by broadening our indirect distribution capabilities through expanding our strategic partner and funding advisor networks. Our strategic partner channel offers our lowest customer acquisition cost while enhancements to our funding advisor network has led to increased application volume and conversion rates. We regularly seek to improve our efficiency in attracting new and repeat customers to apply for loans from us, to increase the number of completed loan applications and improve the conversion rate of completed applications into funded loans for qualified small businesses. This includes many aspects of our business from marketing, sales and customer support, underwriting, funding and servicing. By optimizing our sales funnel, we seek to reduce customer acquisition costs, responsibly increase loan originations and improve profitability.

•
Continue to Optimize Decisioning Models. We continually update our decisioning models based on additional data and use that information to refine and optimize our marketing and lending decisions. For example, during 2019 as in prior years, in the ordinary course of business, we conducted numerous underwriting tests of discreet pools of loans with defined characteristics to assess the profitability of the sample. Testing included specific sectors, credit profiles and loan terms. We incorporate the learnings from these tests, both positive and negative, into our underwriting which we believe will lead to increased originations and profitability.

•
Expand Loan Offerings and Features. We will continue to develop financing solutions and enhancements for underserved small businesses throughout their life cycle. We offer lines of credit with limits up to $100,000 and term loans up to $500,000 with terms up to 36-months. In 2019, we began to offer equipment finance loans and, in Canada only, a variable pay product. We regularly evaluate and explore new ideas including variations of existing loans through test pilot programs before new loans or loan enhancements are fully introduced. We believe expanded offerings and features will help retain existing customers, attract new customers and ultimately increase customer lifetime value.

•
Scale International Businesses to Profitability. We continue to grow our business in both Canada and Australia where we believe the markets for online small business loans are still relatively new and underserved. On April 1, 2019, we combined our Canadian business with Evolocity Financial Group, or Evolocity, which helped us accelerate the growth of our Canadian operations. We will continue to grow efficiencies in Canada and Australia to help scale our international operations to profitability. We believe there are other promising international markets, although our near-term plans do not include expansion of OnDeck lending into additional countries.

•
Grow ODX. We believe the opportunity exists to further expand ODX, which offers bank clients a comprehensive technology and services platform to facilitate online lending to their small business customers. Our customers use ODX services to support the origination and underwriting processes for a portion of their small business customers. We intend to work with our existing bank clients to increase the volume and scope of our business together and are actively seeking to expand the ODX customer base to include other banks and small business lenders.

•
Extend Customer Lifetime Value. We believe we have an opportunity to increase revenue and loyalty from new and existing customers, thereby extending customer lifetime value. We continue to add benefits to our customer offerings to increase engagement and usage of our platform.  In 2019, we began to offer equipment finance loans which we offer to both new and existing customers to help then with a lending solution to match their needs.

Our Loans and Loan Pricing
We offer term loans and lines of credit to eligible small businesses. We currently offer term loans from $5,000 to $500,000. The original term of each individual term loan ranges from 3 to 36 months. Customers repay our term loans through fixed, automatic ACH collections from their business bank account on either a daily or weekly basis. We offer a revolving line of credit with fixed 12-month level-yield amortization on amounts outstanding and automated weekly ACH payments. We currently offer lines of credit from $6,000 to $100,000. In addition to originating our own loans, we also purchase certain term loans and lines of credit from our issuing bank partner who originates those loans.
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
Cents on Dollar borrowed reflects the monthly interest paid by a customer to us for a loan and does not include the loan origination fee and the repayment of the principal of the loan. As of December 31, 2019, the APRs of our term loans ranged from 9.0% to 99.4% and the APRs of our lines of credit ranged from 11.0% to 61.9%. Because many of our loans are short term in nature and APR is calculated on an annualized basis, we believe that small business customers tend to evaluate these short-term loans primarily on a Cents on Dollar borrowed basis rather than APR.
We believe that our product pricing has historically been higher than traditional bank loans to small businesses and lower than certain non-bank small business financing alternatives such as merchant cash advances. For the year ended December 31, 2019, our weighted average COD per dollar borrowed per month and weighted average APR were 2.12 cents and 45.5%, respectively. For the year ended December 31, 2018, our weighted average COD per dollar borrowed per month and weighted average APR were 2.14 cents and 46.9%, respectively. We intend to continue to manage the pricing of our loans to optimize between risk-adjusted yields and loan origination volume. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations —Key Factors Affecting Our Performance—Pricing.
Our Risk Management
Our management team has operated the business through both strong and weak economic environments and has developed significant risk management experience and protocols.
Risk is governed by the risk management committee, which is comprised of certain members of our board of directors and meets regularly to examine our credit and enterprise risks. The risk management committee also has established management committees that are comprised of members of our management team that monitor key risks and we have teams within the company that monitor and report on various enterprise risks. Credit risk is the most fundamental and significant risk faced by the Company.
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
In addition, because our products generally require automated payment of principal and interest either daily, weekly or, on equipment finance loans, monthly and allow for ongoing data collection, we obtain early-warning indicators that provide a higher degree of visibility not just on individual loans, but also on macro portfolio trends. Insights gleaned from such real-time performance data provide the opportunity for us to be agile and adapt to changing conditions. For the year ended December 31, 2019, the average length of a term loan at origination was approximately 12.7 months compared to 11.8 months for the year ended December 31, 2018. We believe the rapid amortization and recovery of amounts from the short duration of our portfolio helps to mitigate our overall loss exposure.
Our credit risk team is responsible for portfolio management, allowance for credit losses, or ALLL, credit model validation and underwriting performance. This team engages in numerous risk management activities, including reporting on performance trends, and monitoring of portfolio concentrations.
We also focus on a variety of other enterprise risks and processes, including but not limited to:

•	Competitive Risks including threat of new and existing market entrants.

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

Our Subsidiaries
We conduct certain of our operations through domestic and foreign subsidiaries that support our business. We offer bank clients a comprehensive technology and services platform that facilitates online lending to small business customers through our ODX subsidiary. Several of our other subsidiaries are special purpose vehicles acting as the borrower in different asset-backed revolving debt facilities and one other subsidiary is a special purpose vehicle acting as the issuer under our current asset-backed securitization vehicle.
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
As of December 31, 2019, we had 742 full-time employees.
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
Government Regulation
The regulatory framework for nonbank online lending platforms such as OnDeck is evolving and uncertain. We and our bank partners are affected by laws and regulations, and judicial interpretations of those laws and regulations, that apply to businesses in general, as well as to commercial lending. This includes a range of laws, regulations and standards that address information security, privacy, fair lending and anti-discrimination, fair sales/marketing practices, transparency, credit bureau reporting, anti-money laundering and sanctions screening, commercial lending, licensing and interest rates, among other things. Because we are not a bank and are engaged in commercial lending, we are not subject to certain of the laws and rules that only apply to banks and that has federal preemption over certain state laws and regulations. However, we purchase term loans and lines of credit from our issuing bank partner that is subject to laws and rules applicable to banks and commercial lenders.
In July 2019 we announced that we decided to pursue obtaining a bank charter, either de novo or through a transaction. Because we are not currently a bank, we are not subject to certain of the laws and regulations that only apply to banks and are not entitled to utilize federal preemption over certain state laws and regulations applicable to commercial lending activity. However, our issuing bank partner is subject to such laws and regulations and is entitled to utilize federal preemption as described below.
State Lending Regulations
Interest Rate Regulations
Although the federal government does not regulate the maximum interest rates that may be charged on commercial loan transactions, many states have enacted laws specifying the maximum legal interest rate at which loans can be made in their state. The loan agreements relating to loans that we originate are by their terms governed by Virginia law, and the loans are underwritten, processed and entered into by our personnel in our Virginia office. Virginia does not have rate limitations on commercial loans of $5,000 or more or licensing requirements for commercial lenders making such loans. Our underwriting team and senior members of our credit risk team are headquartered in Arlington, Virginia, and that is where our commercial loan contracts are made. With respect to loans where we work with a partner or issuing bank, the issuing bank may utilize the law of the jurisdiction applicable to the bank in connection with its commercial loans.
Licensing Requirements
In states and jurisdictions that do not require a license to make commercial loans, we typically make term loans and extend lines of credit directly to customers pursuant to Virginia law, which is the governing law we require in the underlying loan agreements with our customers. There are five states that have licensing requirements where we do not make any term loans and lines of credit and instead purchase term loans and lines of credit draws made by an issuing bank partner: California, Nevada, North Dakota, South Dakota and Vermont. In addition to those five states, there are other states and jurisdictions that require a license or have other requirements or restrictions applicable to commercial loans, including both term loans and lines of credit, and may not honor a Virginia choice of law. In these other states, historically we have originated some term loans and lines of credit directly but purchased other term loans and lines of credit from issuing bank partners, the foregoing depending on the requirements or restrictions of these other states. Those other states assert either that their own licensing laws and requirements or restrictions should generally apply to commercial loans made by nonbanks or apply to commercial loans made by nonbanks of certain principal amounts, with certain interest rates, to certain business entity types or based on other terms. In such other states and jurisdictions and in some other circumstances, term loans and lines of credit are made by an issuing bank partner that is not subject to such state law, and may be sold to us. Certain lines of credit are extended by an issuing bank partner in all 50 states in the U.S. and we may purchase extensions under those lines of credit. For the years ended December 31, 2019, 2018 and 2017, loans made by issuing bank partners constituted 16.6%, 18.9% and 22.6%, respectively, of our total loan originations (including both term loans, draws on lines of credit and equipment finance loans).
The issuing bank partner establishes its underwriting criteria for the issuing bank partner program in consultation with us. We recommend commercial loans to the issuing bank partner that meet the bank partner's underwriting criteria, at which point the issuing bank partner may elect to fund the term or equipment finance loan or extend the line of credit. If the issuing bank partner decides to fund the loan (including term loans, line of credit extensions and equipment finance loans), it retains the economics on the loan for the period that it owns the loan. The issuing bank partner earns origination fees from the customers who borrow from it and retains the interest paid during the period that the issuing bank partner owns the loan. In exchange for recommending loans to an issuing bank partner, we earn a marketing referral fee based on the loans recommended to, and originated by, that issuing bank partner. Historically, we have been the purchaser of the loans that we refer to issuing bank partners. Our agreement with our issuing bank partner also provides for a collateral account, which is maintained at the issuing bank. The account serves as cash collateral for the performance of our obligations under the relevant agreements, which among other things may include compliance with certain covenants, and also serves to indemnify the issuing bank partner for breaches by us of representations and warranties where it suffers damages as a result of the loans that we refer to it. Our current agreement with our issuing bank partner, Celtic Bank, or Celtic, expires October 2020 and the agreement automatically extends for one-year periods unless terminated by either party. Celtic is an industrial bank chartered by the state of Utah and makes small business and certain other loans. The agreement with Celtic may not be assigned without the prior written consent of the non-assigning party. We may in the future and from time to time work with a different issuing bank partner, or multiple issuing bank partners.
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

Federal Lending Regulations
We are a commercial lender and as such there are federal laws and regulations that affect our lending operations. These laws include, among others, portions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, Economic and Trade Sanctions rules, the Electronic Signatures in Global and National Commerce Act, the Service Members Civil Relief Act, the Telephone Consumer Protection Act of 1991, and Section 5 of the FTC Act prohibiting unfair and deceptive acts or practices.  In addition, there are other federal laws that do not directly govern our business but with respect to which we have established certain procedures, including procedures to designed to protect our platform from being used to launder money.
Competition
The small business lending market is highly competitive and fragmented, and we expect it to remain so in the future. Our principal competitors include traditional banks, legacy merchant cash advance providers, and newer, technology-enabled FinTech lenders. We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

•	customer experience, including:

◦	customer service;

◦	transparent description of key terms;

◦	ease of process to apply for a loan;

◦	effectiveness of operational processes;

◦	speed of funding.

•	brand recognition and trust;

•	loan features, including amount, rate, term and repayment method; and

•	effectiveness of customer acquisition.

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
Industry and Market Data
This report contains estimates, statistical data, and other information concerning our industry that are based on industry publications, surveys and forecasts. The industry and market information included in this report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. The source of the industry and market data contained in this report is the FDIC, Loans to Small Businesses and Farms, FDIC-Insured Institutions 1995-2019, Q2 2019.
The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Item 1A. Risk Factors and elsewhere in this report. These and other factors could cause our actual results to differ materially from those expressed in the estimates made by the independent parties and by us.

Item 1A.	Risk Factors
Our current and prospective investors should carefully consider the following risks and all other information contained in this report, including our consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Cautionary Note Regarding Forward-Looking Statements,” before making investment decisions regarding our securities. The risks and uncertainties described below are not the only ones we face but include the most significant factors currently known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.
We have a history of losses prior to 2018 and may not achieve consistent profitability in the future.
While we generated net income in 2019 and 2018 of $23.6 million and $24.6 million respectively, we generated net loss of $14.9 million in 2017. As of December 31, 2019, we had an accumulated deficit of $169.0 million. We will need to generate and sustain increased revenue levels, and control costs and credit losses, in future periods in order to maintain or increase our level of profitability. We intend to continue to expend significant funds on our marketing and sales operations, increasing our investment in technology and analytics capabilities including investments in our wholly-owned ODX subsidiary, increasing our customer service and general loan servicing capabilities, meeting the increased compliance requirements associated with our operation as a public company that on and after January 1, 2020 does not qualify as an "emerging growth company" and changing regulatory requirements, and upgrading our technology infrastructure and expanding in existing or possibly new markets. In addition, we record our loan loss provision as an expense to account for the possibility that loans we intend to hold may not be repaid in full. Because we incur a given loan loss expense at the time that we issue the loans we intend to hold, we expect the aggregate amount of this expense to grow as we increase the total amount of loans we make to our customers.
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
Our gross revenue grew to $444.5 million in 2019 from $397.7 million in 2018 and from $350.4 million in 2017. We expect that, in the future, even if our revenue continues to increase, our rate of revenue growth may decline.

In addition, we expect to continue to expend substantial financial and other resources on:

•	marketing, including expenses relating to increased direct marketing efforts;

•	expanding product offerings;

•	product development, including the continued development of our platform and OnDeck Score;

•	technology and analytics, including through ODX;

•	diversification of funding sources;

•	broadening distribution capabilities through strategic partnerships and funding advisors;

•	general administration, including legal, accounting and other compliance expenses related to being a public company and no longer being an emerging growth company after 2019; and

•	expansion in Canada and Australia, and possibly into new international geographies.
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
We earn a majority of our revenues from interest payments on the loans we make to our customers. Financial institutions and other funding sources provide us with the funding for these term loans and lines of credit and charge us interest on the funds that we utilize. In the event that the spread between the interest rate at which we lend to our customers and the interest rate at which we borrow from our lenders decreases, our financial results and operating performance will be harmed. The interest rates we charge to our customers and pay to our lenders could each be affected by a variety of factors, including access to capital based on our business performance, the volume of loans we make to our customers, competition and regulatory requirements. These interest rates may also be affected by a change over time in the mix of the types of loans we provide to our customers, the mix of new and renewal loans and a shift among our channels of customer acquisition.
Our funding mix and loan structure increase the risk that our interest rate spread will decline in periods of rising interest rates. We lend to our customers at a fixed rate of interest while a majority of our borrowings that fund our lending are at a variable rate of interest.  To the extent that underlying market interest rates rise, our interest rate spread will likely narrow. We may not be able to successfully mitigate this risk either partially or at all. Any interest rate hedging we enter into may not be effective and we may not be able to successfully raise the interest rates we charge customers on new originations due to competitive and other factors.
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
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets, historically have created a difficult environment for companies in the lending industry. Many factors, including factors that are beyond our control, may have a detrimental impact on our operating performance. These factors include general economic conditions, unemployment levels, energy costs and interest rates, as well as events such as natural disasters, public health crises, such as the outbreak of coronavirus, acts of war, terrorism and catastrophes.
Our customers are small businesses and some customers have a limited operating history. As of December 31, 2019, approximately 24.6% of our total loans outstanding are related to customers with fewer than five years of operating history. Accordingly, our customers historically have been, and may in the future remain, more likely to be affected or more severely affected than large enterprises by adverse economic conditions. These conditions may result in a decline in the demand for our loans by potential and existing customers, and higher default rates by existing customers. If a customer defaults on a loan payable to us, the loan enters a collections process where our systems and collections teams initiate contact with the customer for payments owed. In the past when we charged off a loan, we had generally sold the loan to a third-party collection agency in exchange for only a small fraction of the remaining amount payable to us. In 2018, we began expanding our in-house collection efforts up to and including litigation with the goal of achieving higher net recoveries over time. We expect to continue this strategy. At year-end 2019, we retained all or substantially all of our delinquent loans, which contributed to a year-over-year increase in our 15+ Day Delinquency Ratio. There is no assurance that this strategy will be successful, and it could result in lower recoveries than we have realized historically from selling charged-off loans. It may also lead to increased litigation, negative publicity and harm to our reputation.
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

A pandemic, epidemic or outbreak of an infectious disease in the areas in which we operate or that directly or indirectly impacts our small business customers or their supply chains could adversely impact our business.
If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of a novel coronavirus known as COVID-19 first identified in Wuhan, China in December 2019, or other public health crisis were to affect our markets, or directly or indirectly impact our small business customers or their products, manufacturing, raw materials, required third-party services or other inputs to their businesses, our business could be adversely affected. Any such crisis might adversely impact our business if our small business customers experience a disruption or delay in the delivery of products or materials in their supply chain or if they result in staffing shortages in the facilities where such products or materials are manufactured or stored. While it is uncertain the extent to which the coronavirus may directly or indirectly impact our business, in the event that the coronavirus outbreak, or any actions taken by the Chinese government or other governments of other impacted nations, were to disrupt the supply of products, materials or services upon which our small business customers depend, our customers may be unable to operate their businesses and repay their loans to us which could adversely impact our business.
An increase in customer default rates may reduce our overall profitability and could also affect our ability to attract institutional funding. Further, historical default rates may not be indicative of future results.
Customer default rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual customers. In particular, loss rates on customer loans may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer and business confidence, commercial real estate values, the value of the U.S. dollar, energy prices, changes in consumer and business spending, the number of personal and business bankruptcies, disruptions in the credit markets and other factors. We offer our term loans, line of credit loans and equipment finance loans to the same customers, subject to customary credit and loan underwriting procedures. To the extent that our customers borrow from us under multiple types of loans and default, our losses could be greater than if we had offered them only one type of loan. In addition, as of December 31, 2019, approximately 24.6% of our total loans outstanding related to customers with fewer than five years of operating history. While our loan decisioning process is designed to establish that, notwithstanding such limited operating and financial history, customers would be a reasonable credit risk, our loans may nevertheless be expected to have a higher default rate than loans made to customers with more established operating and financial histories. In addition, if default rates, delinquency rates or certain performance metrics reach certain levels, the principal of our securitized notes or other borrowings may be required to be paid down, and we may no longer be able to borrow from our debt facilities to fund future loans.
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

We operate in a cyclical industry. In an economic downturn, we may not be able to grow our business or maintain levels of liquidity, loss minimization, and revenue growth to sustain our business and remain viable through the credit cycle.
The timing, severity, and duration of an economic downturn have can have significant negative impacts on small businesses and our ability to generate adequate revenue and to absorb expected and unexpected losses.
We do not have all of the elements necessary to ensure sustainability of our business in all circumstances. In making a decision whether to extend credit to a new or existing customer, or determine appropriate pricing for a loan, our decision structure relies on robust data collection, our proprietary credit scoring model, market expertise and judgmental underwriting. An economic downturn will place financial stress on our customers, potentially impacting our decision structure’s ability to make accurate decisions. Small businesses are typically impacted before and more severely than large businesses. Our early warning and portfolio management capability to adapt in a manner that balances future revenue production and loss minimization will be tested in a downturn. The longevity and severity of a downturn will also place pressure on our lenders, who provide financing to us through our debt warehouses and our securitization. There can be no assurance that our financing arrangements will remain available to us through any particular business cycle. The timing and extent of a downturn may also require us to change, postpone or cancel our strategic initiatives or growth plans to pursue shorter-term sustainability. The longer and more severe an economic downturn, the greater the adverse impact on us, which could be material.
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
We face the risk that our customers will fail to repay their loans in full. We reserve for such losses by establishing an allowance for loan losses, the increase of which results in a reduction of our earnings as we recognize a provision expense for loan losses. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses are also dependent on our subjective assessment based upon our experience and judgment. Actual losses are difficult to forecast, especially if such losses stem from factors beyond our experience, and unlike traditional banks, we are currently not subject to periodic review by bank regulatory agencies of our allowance for loan losses. In addition, for our line of credit offering we estimate probable losses on unfunded loan commitments in a process similar to that used for the allowance for loan losses.
Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors (including third-party review and analysis), both within and outside of our control, may require us to increase our allowance for loan losses.

In addition, if we were to become a bank holding company, our regulators, as an integral part of their periodic examinations, would review our methodology for calculating, and the adequacy of, our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amount of our allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses. Finally, the measure of our allowance for loan losses depends on the adoption and interpretation of accounting standards.
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
We have a limited operating history in an evolving industry that may not develop as expected. Assessing our business and future prospects is challenging in light of the risks and difficulties we may encounter. These risks and difficulties include our ability to:

•	increase the number and total volume of loans we extend to our customers;

•	improve the terms on which we lend to our customers as our business becomes more efficient;

•	increase the effectiveness of our direct marketing, as well as our strategic partner and funding advisor program customer acquisition channels;

•	maintain or increase repeat borrowing by existing customers;

•	successfully develop and deploy new types of loans and new loan features including equipment finance loans;

•	successfully expand ODX, our comprehensive technology and services platform that facilitates online lending to small business customers, to additional banks and other small business lenders;

•	successfully maintain our diversified funding strategy, including through debt warehouse facilities and possible future securitization transactions;

•
favorably compete with other companies, including traditional lenders and so-called “closed-loop" lenders, that are currently in, or may in the future enter, the business of lending to small businesses;

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
We offer term loans and lines of credit to our customers in the United States and Canada and term loans to our customers in Australia. In 2019, we began offering secured equipment finance loans in the United States. Many of our competitors offer a more diverse set of financing options to small businesses and in additional international markets. There can be no assurance that we will be successful in broadening the scope of financing options that we offer to our customers. Failure to broaden the scope of financing options we offer to potential customers may inhibit the growth of repeat business from our customers and harm our operating results. There also can be no guarantee that we will be successful with respect to our current efforts in Canada and Australia, as well as any further expansion beyond the United States, Canada and Australia, if we decide to attempt such expansion at all, which may also inhibit the growth of our business.
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

Part of our growth strategy is to expand the availability of our platform to other lenders through our wholly-owned subsidiary, ODX.  This strategy relies on an unproven business model in an emerging industry.  As a result, the revenue and income potential of offering our platform through ODX and the related market opportunity are uncertain. In order to pursue this strategy, we will be required to make significant investments over time, attract new customers and retain existing ones. Future demand and market acceptance of our platform through ODX are unpredictable. The sales cycle to attract a lender to our platform is long and complex, and once a lender is attracted, the integration and ramp up can also be long, complex and expensive.  As a result, it is difficult to evaluate the prospects for this strategy or the timing or degree of its potential success.  It is also difficult to assess the risks and challenges we may encounter in pursuing this strategy.  Many of these risks and challenges are in categories similar to those we face in our online small business lending activities as described in this Item 1A. - Risk Factors and elsewhere in this report.  Others may be in addition to, or greater than, those we face in our online small business lending activities. Additional or greater risks and challenges to expanding the availability of our platform to other lenders through ODX may include:

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
From time to time, we may evaluate, and potentially consummate, acquisitions, which could require significant management attention, disrupt our business, and adversely affect our financial results.
Our success will depend, in part, on our ability to grow our business. In some circumstances, we may determine to do so through the acquisition of complementary assets, businesses and technologies rather than through internal development. For example, in December 2018 we announced that we had entered a definitive agreement to combine our Canadian lending business with that of another Canadian company. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. We also have never made these types of acquisitions before and therefore lack experience in integrating such acquisitions, new technology and personnel. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	coordination of technology, product development and sales and marketing functions;

•	transition of the acquired company’s customers to our platform;

•	retention of employees from the acquired company, and retention of employees from OnDeck who were attracted to OnDeck because of its smaller size or for other reasons;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;

•	potential write-offs of loans or intangibles or other assets acquired in such transactions that may have an adverse effect our operating results in a given period;

•
liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.
Our failure to address these risks or other problems encountered in connection with our future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business, generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition and negatively impact our stockholders. To the extent we pay the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. Also, the anticipated benefits of any acquisitions may not materialize.

Although we have decided to pursue obtaining a bank charter, there can be no assurances when we would obtain a bank charter, if at all, and whether we may do so either de novo or through a transaction.
On July 29, 2019, we announced that after careful consideration and analysis, we have decided to pursue obtaining a bank charter, either de novo or through a transaction.
There can be no assurances when we would obtain a bank charter, if at all, and whether we may do so either de novo or through a transaction. Since our formation, we have not been a bank, have not been supervised as a bank and do not have experience building, operating or managing a bank. Obtaining a bank charter is subject to significant regulatory processes and approvals, and we will not be able to obtain a bank charter, either de novo or through a transaction, without meeting expectations of the relevant regulators, demonstrating our ability to comply with all applicable laws and regulations, and obtaining both regulatory and non-governmental approvals and consents.
Depending upon the chartering path we elect to pursue, we will be required to obtain the approval of federal and/or state bank regulatory agencies. Such application and approval processes are time consuming, require the submission of extensive information, are subject to considerations of safety and soundness, management capabilities and public convenience and needs, among other factors, and may be subject to regulatory delays. We may not receive such required approvals and consents or we may not receive them in a timely manner, including as a result of factors or matters beyond our control.

Obtaining a bank charter, either de novo or through a transaction, would subject our business to significant new regulatory requirements that may significantly limit our operations and control the manner in which we conduct our business, which could have a material adverse effect on our business, financial condition and operating results.
U.S. banks and their holding companies are subject to extensive supervision and regulation by a number of governmental agencies, including one or more of the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, or the FDIC, and/or state banking supervisors. The statutes establishing these agencies and related regulations, which are generally intended to protect bank depositors and customers rather than stockholders, govern a comprehensive range of matters including:
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
Our entry into the equipment financing market may be unsuccessful or may not provide the expected contributions to our growth strategy.  Our failure to successfully offer equipment finance loans or realize the benefits of these loans could adversely impact our business and financial results.
As part of our growth strategy, in 2019, we began making equipment finance loans to customers ranging from $5,000 to $150,000, with terms ranging from 24 to 60 months. These loans are secured by new and used equipment. We have limited experience offering equipment finance loans which could involve significant challenges and risks including:

•	our inability to scale our equipment finance offering;

•	our inability to effectively underwrite and price equipment finance transactions, and evaluate the initial and residual value of the loan collateral;

•	our failure to develop or acquire the technology needed to support the offering of equipment finance loans;

•	inadequately training sales and customer service personnel to handle the offering of equipment finance loans;

•	customer acceptance;

•	intense competition from other equipment finance providers, many of whom have much more experience and greater financial resources than we do, and risks of innovation by our competitors;

•	actual losses exceeding expected losses for the offering of equipment finance loans;

•	worsening economic conditions that may result in decreased demand and increase our customers' default rates;

•	the effectiveness of our risk management efforts; and

•	repossessing equipment collateral and liquidating it, including possible reputational and publicity risks associated with our collection efforts.
Any failure on our part to successfully offer equipment finance loans or realize the expected benefits could adversely impact our business and financial results.
The lending industry is highly regulated. Failure to comply with regulatory requirements could have a significant impact on OnDeck and adversely affect our business.
OnDeck operates in a highly regulated industry subject to complex and potentially evolving legal and regulatory requirements. Changes in laws or regulations or changes to the application or interpretation of the laws and regulations applicable to OnDeck could adversely affect OnDeck’s ability to operate in the manner in which OnDeck currently conducts business or make it more difficult or costly for OnDeck to originate or otherwise acquire additional loans, or for OnDeck to collect payments on the loans. Such changes could subject OnDeck to additional licensing, registration and other legal or regulatory requirements in the future or otherwise that could, individually or in the aggregate, adversely affect OnDeck’s ability to conduct its business. For example, if the loans were determined for any reason not to be commercial loans or new interest rate limitations were imposed on commercial loans, OnDeck’s choice of law provision in our loan agreements is found to be unenforceable, the validity of OnDeck’s relationship with our issuing bank partner were successfully challenged under a “true lender” or similar theory, or the ability of a purchaser or other assignee of a bank-originated loan to service and collect the loan according to its terms were hindered by arguments similar to those made in Madden v. Midland Funding, LLC, OnDeck would be required to change the way it does business (whether nationally or in particular states) and to incur substantial additional expense to comply with such changes in law or regulation, including by getting licensed as a lender in the various states, altering the terms of its loans, curtailing its loan originations, or requiring it to place more loans through our issuing bank partner, and its fees, interest rates, or other loan terms and business practices could be challenged by regulators, attorneys general or borrowers. A material failure to comply with any such laws or regulations could result in time-consuming and costly regulatory actions, lawsuits, penalties and damage to OnDeck’s reputation, which could have a material adverse effect on OnDeck’s business and financial condition and our ability to originate and service loans and perform our obligations to investors and other constituents.
In addition, although our merchants under the loan agreements agree that the proceeds of the loans will be used for certain enumerated business purposes and will not be used for personal, family or household purposes, were the loans deemed not to constitute commercial or business loans, OnDeck would become subject to additional federal and state laws and regulations, as well as additional regulation by federal and state regulatory bodies. Such additional regulatory bodies and laws and regulations impose specific statutory liabilities upon creditors who fail to comply with the provisions of applicable laws and regulations.

Notwithstanding that OnDeck has considered compliance requirements when developing its program and platform, OnDeck may be determined to be noncompliant with applicable law in manners that may require OnDeck to change the way it does business and/or expose OnDeck to material compliance liability.

The regulatory framework for online lending platforms is evolving and uncertain as federal and state governments consider new laws and regulations applicable to online lending platforms. New laws and regulations, as well as continued uncertainty regarding potential new laws or regulations, may negatively affect OnDeck’s business
The regulatory framework for online lending platforms such as OnDeck is evolving and uncertain. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted or applied in new ways, that would affect the operation of OnDeck and the way in which it interacts with borrowers and investors.
Over the last few years, federal and state regulatory and other policymaking entities have taken an increased interest in online small business lending.   Regulators and policymakers have been engaging in information gathering projects to assist federal and state officials in better understanding, among other things, the methods, role and impact of online lending on credit markets and our merchants. These initiatives either have resulted, or are expected to result, in policy recommendations that could impact our business practices and operations if the recommendations result in new laws or regulations.
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
Our loan agreements contain an arbitration provision, which precludes any form of a representative or class proceeding. Our arbitration provision may be exercised at any party’s election and, upon exercise, is mandatory and is intended to avert or deter representative and class proceedings against OnDeck while complying with applicable case law. It is possible that OnDeck’s arbitration provision may be determined to be unenforceable, whether across all loans or with respect to particular loans. Any rule or decision prohibiting reliance on our loan agreements’ arbitration provision may not affect OnDeck’s current collection procedures but might create additional exposure for OnDeck at some point in the future if it restricts the use of class action waivers.
A proceeding relating to one or more allegations or findings of our violation of such laws could result in modifications in our methods of doing business that could impair our ability to collect payments on our loans or to acquire additional loans or could result in the requirement that we pay damages and/or cancel the balance or other amounts owing under such loans. We cannot assure that such claims will not be asserted against us in the future. To the extent it is determined that the loans we make to our customers were not originated in accordance with all applicable laws, we could be obligated to repurchase from the entity holding the applicable loan any such loan that fails to comply with legal requirements or engage in costly litigation. We may not have adequate resources to make such repurchases or engage in such litigation.
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

Non-compliance with laws and regulations may impair OnDeck’s ability to originate or service loans
Failure to comply with the laws and regulatory requirements applicable to OnDeck’s business may, among other things, limit OnDeck’s ability to collect all or part of the principal amount of or interest on the loans. In addition, OnDeck’s non-compliance could subject it to damages, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm OnDeck’s business and ability to originate loans. Where applicable, OnDeck seeks to comply with state lending, loan broker, servicing and similar statutes. OnDeck currently originates or purchases loans in all 50 states in the United States and the District of Columbia. OnDeck believes that it is in compliance with all licensing or other requirements applicable to its business. Nevertheless, if OnDeck were found not to comply with applicable laws, OnDeck could face sanctions or be required to obtain a license in such jurisdiction, which may have an adverse effect on its ability to continue to originate loans or perform its servicing obligations.
Additionally, Congress, the states and regulatory agencies could further regulate the small business credit industry in ways that make it more difficult or costly for OnDeck to originate or purchase from an issuing bank partner additional loans, or for OnDeck to collect payments on the loans. Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial institutions also could impact the manner in which OnDeck conducts its business.
If the choice of law provisions in our loan agreements are found to be unenforceable, we may be found to be in violation of state interest rate limit laws.
Although the federal government does not currently regulate the maximum interest rates that may be charged on commercial loan transactions, many states have enacted laws specifying the maximum legal interest rate at which loans can be made in their state. The loan agreements relating to loans that we originate are by their terms governed by Virginia law, and the loans are underwritten, processed and entered into by our personnel in our Virginia office.
Virginia law does not limit interest rates on commercial loans of $5,000 or more. Assuming a court were to recognize and respect this choice of law provision for loans that we originate, Virginia law would be applied to a dispute between the customer and us regardless of where the customer is located. We intend for Virginia law to control over any state interest rate limit laws that would otherwise be applicable to these loans. We are not aware of any broad-based legal challenges to date to the applicability of Virginia law to the loans we originate. However, court or regulator could conclude that our lending activity is nevertheless subject to the laws, including any interest rate restrictions, of the state where the obligor is located. We cannot predict whether a court may seek to apply a different state's law to our loans or to otherwise invalidate the applicability of Virginia law to the loans we originate.
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
In February 2017, in the Madden v. Midland case described in more detail immediately below, the U.S. District Court for the Southern District of New York held that applying the Delaware choice of law specified in the consumer loan contract at issue in the case, which would have resulted in the application of Delaware law that has no limit on allowable interest rates, would violate a fundamental public policy of New York's criminal usury statute. The court then concluded that the New York usury law, and not Delaware law, applied to the loan. That decision, or possible future decisions that similarly invalidate choice of law provisions in loan agreements, could cause us to change the way we do business in particular states and to incur substantial additional expense to litigate the issue or to comply with the laws of various states, including either licensing as a lender in the various states, altering the terms of our loans, curtailing loan originations, or requiring us to place more loans through our issuing bank partner.
In some circumstances, federal preemption and application of an out-of-state choice of law provision will not, or may not, be available for the benefit of certain non-bank purchasers of loans to defend against a state law claim of usury.
Over the past few years there have been several litigation and enforcement actions aimed at issuing banks and their non-bank lending partners. These actions have primarily challenged the validity of the issuing bank partner model that is used by many non-bank lenders, including by OnDeck.
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
While the Madden decision suggests that non-bank purchasers may not be entitled to utilize federal preemption of state interest rate limitations for loans made by issuing bank partners in those states, there have also been numerous litigation and enforcement actions that challenge the status of the issuing bank partner as the “true lender” of the loan in question. These actions primarily rely on the reasoning set forth in CashCall, Inc. v. Morrisey. In that case, the court held that the non-bank consumer lending platform, CashCall, and not its bank partner, was the “true lender” for certain loans made to West Virginia residents. The court relied on a “predominate economic interest” test that sought to determine which party (as between the issuing bank and the non-bank lending platform) retained the most economic risk in the loan transaction and should, therefore, be deemed the “true lender” of the loan. The CashCall decision and other similar actions challenge whether the loans should be subject to the interest rate limitations in the state where the consumer is located rather than in the bank’s home state because the non-bank lending platform, and not the bank, is the “true lender.” The state law remedies with respect to the "true lender" actions vary depending on the jurisdiction in which the action is filed. If we were deemed by a court to be the “true lender” of any loans originated by our issuing bank partner, it could impact the enforceability of our loans; it could subject us to regulatory investigations, penalties and fines; we might have to alter the terms of the loans we make; it could create challenges for our capital markets and securitization models; we would have to change the way we do business in such jurisdictions; and we may suffer an adverse impact on our business.
The U.S. District Court’s decision in the Madden case and the various "true lender" actions referenced above, if extended to our loans or our business model, could limit the interest rates we can charge on certain of our loans in states that have criminal usury limits. In those circumstances, we may need to alter the terms of certain loans we make in those states or otherwise change the way we do business in those states, we may be subject to litigation and we may suffer an adverse impact on our business.
In August 2019, the California Supreme Court held in De La Torre v. CashCall, Inc. that an interest rate on a consumer loan of $2,500 or more in California could be deemed unconscionable even though such loans are not subject to California’s usury laws. Although the California Finance Code sets interest rate caps only on consumer loans less than $2,500, the California Supreme Court did not accept CashCall's position that the statute setting those rates implies that a court may never declare the interest rate on such loans greater than $2,500 to be unconscionable. While the California Supreme Court did not specifically find that CashCall’s loans were unconscionable, the case was remanded back to the lower courts to make that determination.
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
In states that do not require a license to make commercial loans, we make loans directly to customers pursuant to Virginia law, which is the governing law we require in the underlying loan agreements with our customers. However, some states and jurisdictions require a license to make or solicit certain commercial loans in that state or jurisdiction and/or may not honor a Virginia choice of law. These states assert either that their own licensing laws and requirements should generally apply to commercial loans made by nonbanks to residents of their state or apply to commercial loans made by nonbanks to residents of their state of certain principal amounts or with certain interest rates or other terms. In such states and jurisdictions and in some other circumstances, loans are originated by our issuing bank partner, which is not subject to state licensing, and sold to OnDeck. Our issuing bank partner currently originates all loans in California, Nevada, North Dakota, South Dakota and Vermont as well as some loans to merchants in other states and jurisdictions. These loans are not governed by Virginia law, but rather the laws of the issuing bank partner’s home state, which is Utah law in the case of our issuing bank partner, Celtic Bank. The remainder of our loans provide that they are to be governed by Virginia law. For the years ended December 31, 2019, 2018 and 2017, loans made by our issuing bank partner constituted 16.6%, 18.9%, and 22.6%, respectively, of the loans made during such periods. Loans originated by our issuing bank partner are generally priced the same as loans originated by us under Virginia law. While the other U.S. states where we originate loans currently honor our Virginia choice of law, future legal changes could result in any one or more of those states no longer honoring our Virginia choice of law or introducing a new licensure regime applicable to our business. In that case, we could potentially address the legal change by altering the terms of our loans, curtailing our originations, or placing more loans through our issuing bank partner.
If we were otherwise not able to work with an issuing bank partner or if we were to seek to make loans directly in those states referenced above, we would have to attempt to comply with the laws of these states in other ways, including through obtaining the appropriate licenses. Compliance with the laws of such states could be costly, and if we are unable to obtain such licenses, our lending activity could substantially decrease or cease entirely in that state jurisdiction and our revenues, growth and profitability would be harmed.
Celtic Bank is currently our issuing bank partner. If our relationship with Celtic Bank or any other issuing bank partner were to end or if Celtic Bank or any other issuing bank partner were to cease operations, OnDeck would either need to find a replacement financial institution with which to enter into a similar arrangement or OnDeck would need to obtain individual federal, state or local lending licenses or otherwise comply with the laws of those jurisdictions in order to continue to make certain loans in those jurisdictions. Even if OnDeck were able to obtain the necessary licenses in those jurisdictions, compliance with the laws, rules and regulations of those jurisdictions could be costly and, depending on the terms of the loans, the interest rates or other loan terms and practices applicable to loans in those jurisdictions might be subject to limits, prohibitions or restrictions. If OnDeck were unable to maintain the necessary relationships, unable to obtain the necessary licenses or unable to otherwise comply with applicable law, OnDeck would be required to discontinue or curtail lending, or limit the rates of interest charged on certain loans, in those jurisdictions and would face increased costs and compliance burdens.
In addition, if it were found that OnDeck’s activities under its current arrangements with our issuing bank partner constituted impermissible lending within any such jurisdiction, OnDeck could face penalties and fines within such jurisdictions, and all or a portion of the interest charged on the loans and/or all or a portion of the principal of the loans could be found to be unenforceable or recoverable by the borrower and, to the extent it is determined that the loans were not originated in accordance with all applicable laws, OnDeck could be obligated to purchase certain loans that failed to comply with such legal requirements. There can be no assurance, however, that OnDeck would have adequate resources to make such purchases. Further, any finding that we engaged in lending in states where we are not properly licensed to do so could lead to litigation, harm to our reputation and negatively impact our ability to originate loans.
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
We collect, process, store, use, share and/or transmit a large volume of personally identifiable information and other sensitive data from current, past and prospective customers. There are federal, state, and foreign laws regarding privacy, data security and the collection, use, storage, protection, sharing and/or transmission of personally identifiable information and sensitive data. Additionally, many states continue to enact legislation on matters of privacy, information security, cybersecurity, data breach and data breach notification requirements. For example, as of January 1, 2020, the California Consumer Privacy Act, or CCPA, (CCPA), grants additional consumer rights with respect to data privacy in California. The CCPA, among other things, entitles California residents to know how their personal information is being collected and shared, to access or request the deletion of their personal information and to opt out of the sharing of their personal information. The CCPA is subject to further amendments pending certain proposed regulations that are being reviewed and revised by the California Attorney General. We cannot predict the impact of the CCPA on our business, operations or financial condition, but it could require us to modify certain processes or procedures, which could result in additional costs and liability.
Any violations of these laws and regulations may require us to change our business practices or operational structure, including limiting our activities in certain states and/or jurisdictions, address legal claims, and sustain monetary penalties, reputational damage and/or other harms to our business.
Furthermore, our online privacy policy and website make certain statements regarding our privacy, information security, and data security practices with regard to information collected from our customers. Failure to adhere to such practices may result in regulatory scrutiny and investigation, complaints by affected customers, reputational damage and other harm to our business. If either we, or the third-party service providers with which we share customer data, are unable to address privacy concerns, even if unfounded, or to comply with applicable laws and regulations, it could result in additional costs and liability, damage our reputation, and harm our business

We depend on third-party service providers for our core banking technology, and interruptions in or terminations of their services could materially impair the quality of our services.

We rely substantially upon third-party service providers for our various aspects of our business processes and to protect us from service disruptions and cybersecurity intrusions. This reliance may mean that we will not be able to resolve operational problems internally or on a timely basis, which could lead to customer dissatisfaction or long-term disruption of our operations. Our operations also depend upon our third-party service providers to communicate appropriately and respond swiftly to their own service disruptions through industry standard best practices in business continuity and/or disaster recovery.  As a last resort, we may rely on our ability to replace a third-party service provider if it experiences difficulties that interrupt operations for a prolonged period of time or if an essential third-party service terminates. If these service arrangements are terminated for any reason without an immediately available substitute arrangement, our operations may be severely interrupted or delayed. If such interruption or delay were to continue for a substantial period of time, our business, prospects, financial condition and results of operations could be adversely affected.
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
Additionally, if hackers were able to access our secure files, they might be able to gain access to the personal information of our customers. If we are unable to prevent such activity, we may be subject to significant liability, negative publicity and a material loss of customers, all of which may negatively affect our business.

Our business is subject to the risks of hurricanes, earthquakes, fires, floods and other natural disasters, public health crises, power outages, telecommunications failures and similar events, and to interruption by man-made problems such as terrorism, cyberattack, and other actions. Comparable risks may also impact the demand for our loans or our customers’ ability to repay their loans.
Events beyond our control may damage our ability to accept our customers’ applications, underwrite loans, maintain our platform or perform our servicing obligations. Such events include, but are not limited to, hurricanes, earthquakes, fires, floods and other natural disasters, public health crises, such as outbreaks of the coronavirus or other infectious diseases, power outages, telecommunications failures and similar events. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster, if a third-party provider closes a facility we use without adequate notice for financial or other reasons, or if there are other unanticipated problems at our leased facilities. Because we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high-quality customer service, disruptions could harm our ability to run our business and cause lengthy delays which could harm our business, results of operations and financial condition. We currently are not able to switch instantly to our backup center in the event of failure of the main server site. This means that an outage at one facility could result in our system being unavailable for a significant period of time. Man-made problems such as terrorism, cyberattack, and other criminal, tortious or unintentional actions could also give rise to significant disruptions to our operations. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures or other disruptions. Comparable natural and man-made risks may reduce demand for our loans or cause our customers to suffer significant losses and/or incur significant disruption in their respective operations, which may affect their ability to repay their loans.  All of the foregoing could materially and adversely affect our business, results of operations and financial condition.
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
We are obligated to maintain internal control over financial reporting and our management is required to report annually on the effectiveness of these internal controls. Beginning with this annual report, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Any determination that these internal controls are not effective may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required to furnish an annual report by management on, among other things, the effectiveness of our internal control over financial reporting the end of each fiscal year. After December 31, 2019, we ceased to be an "emerging growth company" under the JOBS Act. As a result, our independent registered public accounting firm is now required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The audit of our financial statements as of and for the year ending December 31, 2019 is the first time that our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting.
Management's assessment of internal control over financial reporting and the attestation of our independent registered public accounting firm for the year ending 2019 needs to include disclosure of any material weaknesses identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
We cannot assure you that we will not in the future have material weaknesses. In preparation for the additional disclosure and regulatory requirements associated with our loss of "emerging growth company" status effective December 31, 2019, we have transitioned and continue to transition to a more developed internal control environment that incorporates increased automation, risk management procedures, and quality assurance testing. The actions we have taken and plan to take are subject to ongoing senior management review and audit committee oversight.
We also may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified or if we are otherwise unable to maintain effective internal controls over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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
As a public company we incur significant legal, accounting, and other expenses that we did not incur as a private company. These expenses have increased in connection with our transition out of “emerging growth company” status effective December 31, 2019 and will continue to increase thereafter. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the New York Stock Exchange, or NYSE, impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations and future regulations will continue to increase our legal, accounting and financial compliance costs and will make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.
In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Effective December 31, 2019 we ceased to be an "emerging growth company" and are no longer able to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. As a result, our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting, legal and consultant expenses and expend significant management time as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation.
Our business may be adversely affected by disruptions in the credit markets, our failure to comply with our debt agreements, or the termination or expiration of, or our inability to replace, our debt agreements, any of which could result in reduced access to credit and other financing. This could materially and adversely affect our business and our prospects

Historically, we have depended on debt facilities and other forms of debt in order to finance most of the loans we make to our customers. However, we cannot guarantee that these financing sources will continue to be available beyond the current maturity date of each debt facility, on reasonable terms or at all. As the volume of loans that we make to customers on our platform increases, we may require the expansion of our borrowing capacity of our existing debt facilities and other debt arrangements or the addition of new sources of capital. The availability of these financing sources depends on many factors, some of which are outside of our control. We may also experience the occurrence of events of default or breaches of financial performance or other covenants under our debt agreements, which could reduce or terminate our access to institutional funding.
We also rely on securitization as part of our funding strategy and have executed four securitization transactions, two of which, with an aggregate principal amount of $350 million of capacity, are currently outstanding under which cash flow can be used to purchase additional loans through the end of their respective revolving periods, which respectively end in March 2020 and October 2021. There can be no assurance that we will be able to successfully access the securitization markets again. In the event of a sudden or unexpected shortage of funds in the banking and financial system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments or the liquidation of certain assets.
If we are unable to renew or otherwise replace our facilities when they mature or generally arrange new or alternative methods of financing, our ability to finance additional loans utilizing these financing sources will end. The interest rates and other costs of new, renewed or amended facilities may also be higher than those currently in effect. If we are unable to renew or otherwise replace these facilities or generally arrange new or alternative methods of financing on favorable terms, we may be forced to curtail our origination of loans or reduce operations, which would have a material adverse effect on our business, financial condition, operating results and cash flow. It is possible that we may require capital in excess of amounts we currently anticipate.  Depending on market conditions and other factors, we may not be able to obtain additional capital for our current operations or anticipated future growth on reasonable terms or at all.

Transition away from LIBOR as a benchmark reference for interest rates may affect the cost of capital and may require amending or restructuring existing debt instruments and related hedging arrangements, which may result in additional costs or adversely affect our liquidity, results of operations and financial condition.

A substantial portion of the indebtedness incurred by us bears interest at variable interest rates, primarily based on the London interbank offered rate, or LIBOR.  In July 2017, the head of the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced the desire to phase out the use of LIBOR by the end of 2021.  It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 and the head of the United Kingdom Financial Conduct Authority has indicated that market participants should not rely on LIBOR being available after 2021.  As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities.  Although there have been a few issuances utilizing SOFR and other alternative transaction-based reference rates, it is unknown whether any of these alternative reference rates will attain market acceptance as replacements for LIBOR.  There is currently no definitive successor reference rate to LIBOR and various industry organizations are still working to develop workable transition mechanisms.  As such, it is not possible to predict all potential effects of these changes on U.S. and global credit markets.  If LIBOR ceases to exist, we may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2021, which may be difficult, costly and time consuming.  Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, and may impact the availability and cost of hedging instruments and borrowings, including potentially, an increase to our interest expense and cost of capital.  Any increased costs or reduced profits as a result of the foregoing may have a material adverse effect on our business, financial condition and results of operations.
Increases in customer default rates could make us and our loans less attractive to lenders under debt facilities and investors in securitizations which may adversely affect our access to financing and our business.
We principally rely on debt facilities and securitizations to fund our loans.  Increases in customer default rates could make us and our loans less attractive to our existing (or prospective) funding sources.  If our existing funding sources do not achieve their desired financial returns or if they suffer losses, they (or prospective funding sources) may increase the cost of providing future financing or refuse to provide future financing on terms acceptable to us or at all.
Our debt facilities at our subsidiaries and our securitization are non-recourse to On Deck Capital, Inc. and are collateralized by our loans. In addition, while our corporate facility is full-recourse to OnDeck, it is also partially collateralized by our loans. If the loans securing such debt facilities and securitization fail to perform as expected, the lenders under our credit facilities and investors in our securitization, or future lenders or investors in similar arrangements, may increase the cost of providing financing or refuse to provide financing on terms acceptable to us or at all.
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
We require substantial capital and, in the future, may require additional capital to pursue our business objectives and profitability strategy and, in particular, our ability to fund loan originations. If adequate capital is not available to us, our business, operating results and financial condition may be harmed.
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
We expect that we will continue to use our available cash to fund a portion of our loan book, fund the portion of loans that exceeds the maximum percentage of collateral that may be financed through existing debt facilities, and to support our growth initiatives and general operations. To supplement our cash resources, we may seek to expand or modify our existing debt facilities to provide additional capacity, increase the maximum percentage of collateral that may be financed, as well as expand loan eligibility; add new debt facilities or replace or renew debt facilities scheduled to expire; enter into additional securitizations or increase the size of existing securitizations; increase the size of, or replace, our corporate debt facility; and other potential options. If we are unable to adequately maintain our cash resources, we may delay non-essential capital expenditures; implement cost cutting procedures; delay or reduce future hiring; or reduce our rate of future originations compared to current level. There can be no assurance that we can obtain sufficient sources of external capital to support the growth of our business. Delays in doing so or failure to do so may require us to reduce loan originations or reduce our operations, which would harm our ability to pursue our business objectives as well as harm our business, operating results and financial condition.
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
Primary funding sources available to support the maintenance and growth of our business include, among others, securitizations, asset-based revolving debt facilities and corporate debt. Our liquidity would be materially adversely affected by our inability to comply with various covenants and other specified requirements set forth in our agreements with our lenders which could result in the early amortization, default and/or acceleration of our existing facilities. Such covenants and requirements include financial covenants, portfolio performance covenants and other events. For a description of these covenants, requirements and events, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
During an early amortization period or occurrence of an event of default, principal collections from the loans in our asset-based facilities would be applied to repay principal under such facilities rather than being available on a revolving basis to fund purchases of newly originated loans. During the occurrence of an event of default under any of our facilities, the applicable lenders could accelerate the related debt and such lenders’ commitments to extend further credit under the related facility would terminate. Our securitization trust would not be able to issue future series or additional notes out of an existing series if an early amortization event occurred. If we were unable to repay the amounts due and payable under such facilities and securitizations, the applicable lenders and noteholders could seek remedies, including against the collateral pledged under such facilities and by the securitization trust. An acceleration of the debt under certain facilities could also lead to a default under other facilities due to cross-acceleration provisions.
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
We act as servicer with respect to our facilities. If we default in our servicing obligations, an early amortization event or default could occur with respect to the applicable facility or securitization and we could be replaced as servicer.
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
In our securitization and our other asset-based revolving debt facilities, we transfer loans to our subsidiaries and make numerous representations and warranties concerning the loans we transfer, including representations and warranties that the loans meet the eligibility respective requirements of such transaction. If the representations and warranties that the loans meet the eligibility requirements are incorrect, we may be required to repurchase the loans not satisfying the eligibility requirements. Failure to repurchase any loans when required would constitute an event of default under the securitization and other asset-based facilities. At the request of a loan purchaser, we may voluntarily decide to purchase loans sold to third parties. There is no assurance, however, that we would have adequate resources to make such purchases or, if we did make the purchases, that such event might not have a material adverse effect on our business. From 2017 through 2019, we voluntarily purchased $51.4 million of loans for strategic business reasons and we may, from time to time, do so again in the future. The purchase of loans in large quantities, both on a mandatory or voluntary basis, may have an adverse impact on our liquidity and our ability to originate loans, especially if we are unable to refinance such loans and elect to rely on available cash to purchase them.

Financial regulatory reform and uncertainty regarding its continuation could have a significant impact on our ability to access the asset-backed market.

The Dodd-Frank Act was signed into law on July 21, 2010. Although the Dodd-Frank Act generally took effect on July 22, 2010, many provisions are taking effect as implementing regulations are issued and finalized. The Dodd-Frank Act is extensive and provides for significant legislation that, among other things, strengthened the regulatory oversight of securities and capital markets activities by the SEC and created the Consumer Financial Protection Bureau, or the CFPB, an agency responsible for administering and enforcing the laws and regulations for consumer financial products and services.
The Dodd-Frank Act also increased the regulation of the securitization markets. For example, it gives broader powers to the SEC to regulate credit rating agencies and adopt regulations governing these organizations and their activities. Compliance with implementing regulations under the Dodd-Frank Act or the oversight of the SEC or other governmental entities, as applicable, may impose costs on, create operational constraints for, or place limits on pricing with respect to companies such as OnDeck. Although the obligors under our term loans, lines of credit and equipment finance loans agree that the proceeds of such loans will be used for certain enumerated business purposes and will not be used for personal, family or household purposes, were such loans deemed not to constitute business loans, OnDeck would become subject to additional federal and state laws and regulations, as well as additional regulation by the CFPB and other additional federal and state regulatory bodies. Such additional regulatory bodies and laws and regulations impose specific statutory liabilities upon creditors who fail to comply with the provisions of applicable laws and regulations.
Many of the regulations required by the Dodd-Frank Act have still not been finalized. Until all of the implementing regulations are issued, no assurance can be given that these new requirements imposed, or to be imposed after implementing regulations are issued, by the Dodd-Frank Act will not have a significant impact on the marketability of asset-backed securities issued by our securitization trust, our warehouse debt facilities, the servicing of our term loans, lines of credit and equipment finance loans, and the operating results, regulation and supervision of OnDeck.
To date, the Dodd-Frank Act has had a broad impact on the rules and regulations governing the capital and securitization markets. President Trump has indicated in public statements that he intends to repeal or at least lessen materially the regulatory burdens believed to be imposed by the Dodd-Frank Act, and Congress is considering various bills that could further reform the regulation of financial activities in the U.S., including bills that could repeal or materially amend provisions of the Dodd-Frank Act. Certain provisions applicable to smaller banks were repealed in 2019. There can be no assurances that any future repeal or material lessening of regulatory burden will occur and, if it occurs, the time frame of any such occurrence is presently unknown. In addition, there is no guarantee that any repeal, reform, or other amendment of the Dodd-Frank Act or other U.S. financial laws would be beneficial to OnDeck. Prior to the time when the Dodd-Frank Act is repealed or materially revised or prior to the time when it is clear that no such repeal or material revision will occur, the U.S. bank regulatory environment and, indirectly, the capital and securitization markets environment may experience a degree of uncertainty. It is not possible to predict the extent of such uncertainty or the impact thereof on the capital or securitization markets or on OnDeck.
Our business depends on our ability to fund our loans, collect payment on and service the loans we make to our customers.
We rely on unaffiliated banks for the Automated Clearing House, or ACH, transaction process used to disburse the proceeds of newly originated loans to our customers and to automatically collect scheduled payments on the loans. As we are not a bank, we do not have the ability to directly access the ACH payment network and must therefore rely on an FDIC-insured depository institution to process our transactions, including loan payments. We also rely on the facilities of third parties for our line of credit instant funding option via small businesses debit cards. If we cannot continue to obtain such services from our current institutions or elsewhere, or if we cannot transition to another processor quickly, our ability to fund loans and process payments will suffer. If we fail to fund loans promptly as expected, we risk loss of customers and damage to our reputation which could materially harm our business. If we fail to adequately collect amounts owing in respect of the loans, as a result of the loss of direct debiting or otherwise, then payments to us may be delayed or reduced and our revenue and operating results will be harmed.
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

The competitive job market creates a challenge and potential risk as we strive to attract and retain a highly skilled workforce.  Additionally, uncertainty about immigration policies by the current administration has resulted in uncertainty about the future of sponsoring current or prospective employees.

Competition for our employees, including highly skilled engineering, data analytics and risk management professionals, is extremely intense reflecting a tight labor market. This can present a risk as we compete for experienced candidates, especially if the competition is able to offer more attractive financial terms of employment.  There is also a risk with our current employee population.  We invest significant time and expense in engaging and developing our employees, which also increases their value to other companies that may seek to recruit them. Turnover can result in significant replacement costs and lost productivity.

The current administration has called for significant changes to immigration policy. As a result, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels, as it relates to immigration. For example, recent U.S. immigration policy has made it more difficult for qualified foreign nationals to obtain or maintain work visas under the HB-1 classification. These HB-1 visa limitations make it more difficult and/or more expensive for us to hire the skilled professionals we need to execute our growth strategy, especially engineering, data analytics and risk management personnel, and may adversely impact our business.

 We face increasing competition and, if we do not compete effectively, our operating results could be harmed.
We compete with other companies that lend to small businesses. These companies include traditional banks, merchant cash advance providers, newer, technology-enabled lenders and so-called "closed-loop" lenders that both process sales and/or payments transactions for small businesses and offer loans to those small businesses. In addition, other technology companies that primarily lend to individual consumers have been focusing, or may in the future focus, their efforts on lending to small businesses. Competition has intensified in small business lending and this trend is continuing.
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

We believe that an important component of our growth will be continued market penetration through marketing directly to small businesses. To achieve this growth, we anticipate relying on marketing and advertising while controlling customer acquisition cost. While our goal remains to increase the strength, recognition and trust in the OnDeck brand, drive more unique visitors to submit loan applications on our website, and ultimately increase the number of loans made to our customers, our marketing efforts may not be successful which could adversely affect our growth. We incurred expenses of $50.5 million and $44.1 million on sales and marketing in the years ended December 31, 2019 and 2018, respectively.
Our business model relies on our ability to continue to scale and to decrease incremental customer acquisition costs as we grow. If we are unable to recover our marketing costs through increases in the number of loans we make, or if we maintain recent levels of brand investment or reduce or discontinue our broad marketing campaigns, it could have a material adverse effect on our growth, results of operations and financial condition.

We cannot predict the impact that a termination of one or more ODX bank client contracts may have on our business or the business of ODX, but the impact could be material.
ODX provides bank or other financial institution clients with digital lending platform technology and related services. ODX's client contracts contain various covenants and other requirements regarding ODX’s performance obligations. If there were a material breach by ODX or other event of default giving rise to a termination event under a client contract, it may permit the client to terminate the contract. We cannot predict the impact any such termination may have on our business or the business of ODX. In addition to any associated loss of revenue related to the contract termination, which loss of revenue may be material to ODX, depending on how third parties react, an existing client’s termination of a contract and resulting cessation of ODX as its technology provider could make it more difficult for ODX to:

•	convert potential clients in its pipeline into actual clients (and even if they become actual clients, it could be more time consuming and expensive to do so);

•	retain an existing client;

•	attract potential clients willing to consider ODX’s solutions;

•	attract and/or to retain qualified employees necessary to support ODX’s business and growth plans and/ or remain competitive.
Any one or more of the foregoing could materially and adversely impact ODX’s opportunities and business prospects. Adverse impacts at ODX could also impact OnDeck by requiring greater investment in ODX both in amount and duration. Similarly, OnDeck could find it more difficult to attract and/or retain qualified employees necessary to support its business and growth plans, which could negatively impact our consolidated financial results.
To the extent that funding advisor program partners, other third parties or internal sales representatives mislead loan applicants or engage or previously engaged in disreputable behavior, our reputation may be harmed and we may face liability.
We rely on third-party independent advisors, including commercial loan brokers, which we call funding advisor program partners, or FAPs, for a significant portion of the customers to whom we issue loans. In 2019, 2018 and 2017, loans issued to customers whose applications were submitted to us via the FAP channel constituted 28.0%, 29.4% and 26.9% of our total loan originations, respectively. As a consequence of their status as independent contractors who provide services for multiple lenders, we have less control of third-party independent sales activities as compared to the activities of our internal sales representatives.  We employ several methods to mitigate the risks associated with the FAP channel, as discussed below.
Because FAPs earn fees on a commission basis, FAPs may have an incentive to mislead loan applicants, facilitate the submission by loan applicants of false application data or engage in other disreputable behavior so as to earn additional commissions. In addition, it is possible that some FAPs may attempt to charge additional fees despite our contractual prohibitions. We also rely on our internal sales representatives for customer acquisition in our direct marketing channel, who may also be motivated to engage in disreputable behavior to increase our customer base because such internal sales representatives are paid on a commission basis. If FAPs or our internal sales representatives mislead our customers or engage in any other disreputable behavior, our customers are less likely to be satisfied with their experience and to become repeat customers, and we may be subject to costly and time-consuming disputes, including lawsuits and fines from regulators, which could harm our reputation and operating performance. Negative publicity relating to FAPs or internal sales representatives could impair our ability to continue to increase our revenue and our business could otherwise be materially and negatively impacted.
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
As to our sales force, we provide our internal sales representatives with sales scripts that have been reviewed by our compliance team.  Sales representatives receive rigorous training, including in-person training conducted by our compliance team on avoiding unfair, abusive, and deceptive practices.  In addition, internal sales representative calls are recorded and monitored for purposes of compliance and quality assurance, and there is a quality assurance team dedicated to these efforts, which efforts have continued to be refined and enhanced. Despite these controls, we cannot assure that that they will work as intended or that all of our internal sales representatives will comply with our procedures. Failure of our internal sales representatives to do so would expose us to the same, or worse, consequences than those relating to the FAP channel because our direct sales channel is larger than our FAP channel and we have more direct control over our internal sales representatives than we have over our funding advisors. We also refer merchants to third party lenders. It is conceivable that we are exposed to risk if such third- party lenders engage in wrongful behavior.
We pay commissions to our strategic partners, other third parties and FAPs upfront and generally do not recover them in the event the related term loan or line of credit is eventually charged off.
We pay commissions to strategic partners and FAPs on the term loans, lines of credit and equipment finance loans we originate through these channels. We pay these commissions at the time the term loan or equipment finance loan is originated or line of credit is opened. We generally do not require that this commission be repaid to us in the event of a default on a term loan or line of credit. In certain circumstances we are entitled to recover some or all of commission paid for equipment finance originations. While we generally discontinue working with strategic partners and FAPs that refer customers to us that ultimately have unacceptably high levels of defaults, to the extent that our strategic partners and FAPs are not at risk of forfeiting their commissions in the event of defaults, they may, to an extent, be indifferent to the riskiness of the potential customers that they refer to us.
Many of our strategic partnerships are nonexclusive and subject to termination options that, if terminated, could harm the growth of our customer base and negatively affect our financial performance. Additionally, these partners are concentrated and the departure of a significant partner could have a negative impact on our operating results. Furthermore, any termination of agreements governing our services platform that facilitates online lending to small business customers through ODX could have a negative impact on our ability to grow this part of our business and negatively impact our operating results.
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
In addition, a small number of strategic partners refer to us a significant portion of the loans made within this channel. In 2019, 2018 and 2017, loans issued to customers referred to us by our top four strategic partners constituted 13.0%, 11.6% and 11.1% of our total loan originations, respectively. In the event that one or more of these significant strategic partners terminated our relationship or reduced the number of leads provided to us, without some growth offset with other strategic partners, our business would be harmed.

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
Our Code of Business Conduct and Ethics prohibits us and our employees from engaging in unethical business practices. In addition, our FAPs are required to comply with a code of conduct, or the FAP Code, tailored to their brokering services. We refer to our Code of Business Conduct and Ethics and the FAP Code collectively as the “Code.” However, there can be no assurance that all of our employees, agents, or contractors will refrain from acting in violation of our Code, or that we will be able to detect any such violations. The investigation into potential violations of our Code, or even allegations of such violations, could disrupt our operations, involve significant management distraction, and lead to significant costs and expenses, and such expenses may have a material adverse effect on our financial results. If we, or our employees, agents or contractors, are found to have engaged in practices that violate our Code, we could suffer severe fines, penalties or other consequences that may have a material adverse effect on our business, financial condition or results of operations. In addition, negative public opinion could result from actual or alleged conduct by us, or our employees, agents or contractors acting on our behalf, in any number of activities or circumstances in violation of our Code, including employment related offenses, such as harassment (sexual or otherwise) and discrimination, regulatory compliance and the use and protection of data and systems, or from actions taken by regulators or others in response to such conduct.
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
Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If portions of our proprietary platform are determined to be subject to an open source license, or if the license terms for the open source software that we incorporate change, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our platform or change our business activities. In addition to risks related to license requirements, the use of open source software can lead to greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with the use of open source software cannot be eliminated and could adversely affect our business.

Risks Related to the Securities Markets and Ownership of Our Common Stock
The price of our common stock may be volatile and the value of your investment could decline.
Stocks of emerging growth companies have experienced high levels of volatility. Although we ceased to be an emerging growth company effective December 31, 2019, the trading price of our common stock may fluctuate substantially. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:

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
In addition, if the market for financial or technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. In the past we were subject to two putative securities class action litigations. While those cases were voluntarily dismissed, there can be no assurance that any future cases would have a similar result.
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
Sales of a substantial number of shares of our common stock in the public market by us or our stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. At December 31, 2019, we had 66,363,555 shares of common stock outstanding and as of that date stockholders known to us who beneficially owned 5% or more of our common stock owned in the aggregate 28,779,454 shares or approximately 43%.
We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments or otherwise. We have also registered the offer and sale of all shares of common stock that we may issue under our 2014 Equity Incentive Plan and 2014 Employee Stock Purchase Plan, as amended and restated. Any such issuance could result in substantial dilution to our existing stockholders, reduce proportionate voting power and cause the trading price of our common stock to decline.
Insiders and large stockholders have or could have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 46% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2019. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly now that we are no longer an “emerging growth company” as defined in the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
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
We lost our "emerging growth company” status effective December 31, 2019 and may no longer take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies.” As a result, we are required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, increased disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and requirements to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Our principal locations, their purposes and the expiration dates for the leases on facilities at those locations as of December 31, 2019 are shown in the table below.

Location	Purpose	Approximate Square Feet
New York, NY	Corporate Headquarters, technology and direct sales	80,700
Denver, CO	Direct sales and operations	44,400
Arlington, VA	Underwriting, loan origination and technology	19,100

We lease all of our facilities. We do not own any real property. We currently have excess capacity in our New York offices and have signed a sublease for a portion of our excess capacity in January 2020. We believe our facilities are suitable and adequate for our current and near-term needs. Our leases are further described in Note 13 of Notes to Consolidated Financial Statements elsewhere in this report.

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
Holders of Record
As of February 21, 2020, there were approximately 29 holders of record of our common stock. This record holder figure does not include, and we are not able to estimate, the number of holders whose shares are held of record by banks, brokers and other financial institutions.
Dividends
We have never declared or paid cash dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, contractual restrictions and other factors that our board of directors may deem relevant.
While we have not paid dividends, in July 2019 we announced a common share repurchase program. See " - Issuer Purchases of Equity Securities" immediately below.
Issuer Purchases of Equity Securities
(c) Purchases of Equity Securities.(1)
During the quarter ended December 31, 2019, we repurchased 7,490,094 shares of our common stock for approximately $33 million. The number of shares purchased, the average price paid per share and the remaining availability under our repurchase program as of or for the quarter ended December 31, 2019 are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2019	1,737,602	$4.11	1,737,602	$31,839,324
November 1 - November 30, 2019	4,786,158	$4.57	4,786,158	$9,976,745
December 1 - December 31, 2019	966,334	$4.10	966,334	$6,014,910
Total	7,490,094	$4.40	7,490,094
__________________

(1)
On July 29, 2019 we announced that our Board of Directors had authorized the repurchase of up to $50 million of our common stock with the repurchased shares to be retained as treasury stock and available for possible reissuance. This initial repurchase authorization expires August 31, 2020. Shares may be repurchased in open market transactions, in privately negotiated transactions or otherwise. Subsequent to December 31, 2019, our Board of Directors authorized additional repurchases under our repurchase program. See Note 16 of Notes to Consolidated Financial Statements.

Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of On Deck Capital, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph compares the cumulative total stockholder return since December 31, 2014 with the S&P 500 Index and the NYSE Financial Sector Index through December 31, 2019. The graph assumes that the value of the investment in our common stock and each index was $100 at market close on December 31, 2014. The returns shown are historical and are not intended to suggest future performance.

Item 6.	Selected Consolidated Financial Data
The following selected consolidated financial data are derived from our audited financial statements. The consolidated balance sheet data as of December 31, 2019 and 2018 and the consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 2017, 2016 and 2015 and the consolidated statement of operations data for the years ended December 31, 2016 and 2015 are derived from our audited consolidated financial statements and related notes which are not included in this report. During the second quarter of 2019, we revised prior period financial statements to correct an immaterial error. Please refer to Note 15 for additional details. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.
(in thousands, except share and per share data)

	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data
Interest and finance income	$428,423	$382,944	$334,040	$264,411	$194,890
Net interest income	383,753	335,869	287,841	231,549	174,340
Total operating expense	206,325	177,490	166,170	193,974	161,585
Income (loss) from operations, before provision for income taxes	20,122	24,635	(14,880)	(85,915)	(2,389)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$27,955	$27,046	$(12,069)	$(83,391)	$(1,431)
Net income (loss) per share attributable to On Deck Capital, Inc. common stockholders:
Basic	$0.38	$0.36	$(0.17)	$(1.18)	$(0.02)
Diluted	$0.36	$0.34	$(0.17)	$(1.18)	$(0.02)
Weighted-average common shares outstanding:
Basic	74,148,387	74,561,019	72,890,313	70,934,937	69,545,238
Diluted	76,963,749	78,549,940	72,890,313	70,934,937	69,545,238
Consolidated Balance Sheet Data:
Cash and cash equivalents	$56,344	$59,859	$71,362	$79,554	$159,822
Loans and finance receivables	1,265,312	1,169,407	952,982	1,000,628	552,791
Total assets	1,304,583	1,161,820	996,230	1,064,275	745,074
Debt	914,995	816,231	692,254	754,605	378,585
Total liabilities	993,909	859,335	731,342	801,311	415,852
Total On Deck Capital, Inc. stockholders' equity	$294,000	$297,952	$260,877	$258,892	$322,615

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This section of the Form 10-K generally discusses 2019 and 2018 results and year-to-year comparisons between 2019 and 2018 results. Notwithstanding the foregoing, for ease of reference certain tabular and other information below includes 2017 and prior period information. In accordance with SEC rules, discussions of 2017 results and year-to-year comparisons between 2018 and 2017 results are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 which is available on the SEC's website at www.sec.gov.

Overview
We are a leading online small business lender. We make it efficient and convenient for small businesses to access financing. Enabled by our proprietary technology and analytics, we aggregate and analyze thousands of data points from dynamic, disparate data sources to assess the creditworthiness of small businesses rapidly and accurately. Small businesses can apply for financing on our website in minutes and, using our loan decision process, including our proprietary OnDeck Score®, we can make a funding decision immediately and, if approved, fund as fast as 24 hours. We have originated more than $13 billion of loans since we made our first loan in 2007.
We have offered term loans since we made our first loan in 2007, lines of credit since 2013 and this year have begun offering equipment finance loans and, in Canada, a variable pay product through Evolocity Financial Group with whom we combined operations on April 1, 2019. Our term loans range from $5,000 to $500,000, have maturities of 3 to 36 months and feature fixed dollar repayments. Our lines of credit range from $6,000 to $100,000 and are generally repayable within 12 months of the date of the most recent draw. We are generally targeting equipment finance loans from $5,000 to $150,000, with maturities of 2 to 5 years as we develop this offering, although we may offer larger loans in cases we deem appropriate. Qualified customers may have multiple financings with us concurrently, which we believe provides opportunities for repeat business, as well as increased value to our customers.
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
We generate the majority of our revenue through interest income and fees earned on the products we offer to our customers. We earn interest on the balance outstanding and lines of credit are subject to a monthly fee unless the customer makes a qualifying minimum draw, in which case the fee is waived for the first six months. The balance of our other revenue primarily comes from fees generated by ODX, monthly fees earned from lines of credit and marketing fees from our issuing bank partner.
We rely on a diversified set of funding sources for the loans we make to our customers. Our primary source of this financing has historically been debt facilities with various financial institutions and securitizations. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. As of December 31, 2019, we had $922.7 million of debt principal outstanding and $1.3 billion of total borrowing capacity.

Key Financial and Operating Metrics
We regularly monitor a number of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Gross Revenue	$444,486	$397,741	$350,415
Originations	$2,474,237	$2,483,596	$2,114,663
Portfolio Yield (a)	35.1%	36.2%	33.7%
Cost of Funds Rate	5.2%	6.3%	6.2%
Net Interest Margin (a)	29.2%	28.9%	26.1%
Provision Rate	7.0%	6.0%	7.5%
Reserve Ratio	12.2%	12.2%	11.6%
15+ Day Delinquency Ratio	9.0%	7.5%	6.7%
Net Charge-off Rate	13.6%	11.3%	15.8%
Efficiency Ratio (a)	46.4%	44.6%	47.4%
Adjusted Efficiency Ratio* (a)	44.0%	40.2%	42.9%
Return on Assets (a)	2.3%	2.5%	(1.2)%
Adjusted Return On Assets* (a)	2.1%	4.2%	0.3%
Return on Equity (a)	9.1%	9.9%	(4.8)%
Adjusted Return On Equity* (a)	8.5%	16.3%	1.4%
(a) The prior period metrics have been updated to reflect the impact of a revision. We believe the impact of the revision to each affected KPI is not meaningful. See Note 15 of Notes to Consolidated Financial Statements for further discussion.
*Non-GAAP measure. Refer to "Non-GAAP Financial Measures" below for an explanation and reconciliation to GAAP.
Gross Revenue
Gross Revenue represents the sum of interest and finance income, gain on sales of loans and other revenue.
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
Unpaid Principal Balance represents the total amount of principal outstanding on Loans, plus outstanding advances relating to other finance receivables and the amortized cost of loans purchased from other than our issuing bank partner at the end of the period. It excludes net deferred origination costs, allowance for credit losses and any loans sold or held for sale at the end of the period.
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
Net deferred origination costs in Loans and finance receivables consist of deferred origination fees and costs. Deferred origination fees include fees paid up front to us by customers when Loans and finance receivables are originated and decrease the carrying value of Loans and finance receivables, thereby increasing Portfolio Yield. Deferred origination costs are limited to costs directly attributable to originating loans and finance receivables such as commissions, vendor costs and personnel costs directly related to the time spent by the personnel performing activities related to originations and increase the carrying value of loans and finance receivables, thereby decreasing Portfolio Yield.
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

On Deck Capital, Inc. and Subsidiaries
Consolidated Average Balance Sheets
(in thousands)

	Year Ended December 31,
	2019	2018
Assets
Cash and cash equivalents	$48,961	$48,833
Restricted cash	47,415	54,944
Loans and finance receivables	1,217,451	1,058,034
Less: Allowance for credit losses	(147,465)	(126,260)
Loans and finance receivables, net	1,069,986	931,774
Property, equipment and software, net	17,978	17,949
Other assets	57,880	15,651
Total assets	$1,242,220	$1,069,151
Liabilities, mezzanine equity and stockholders' equity
Liabilities:
Accounts payable	$4,793	$3,717
Interest payable	2,667	2,392
Debt	852,322	751,040
Accrued expenses and other liabilities	62,246	32,984
Total liabilities	922,028	790,133
Mezzanine equity:
Redeemable noncontrolling interest (1)	10,329	—
Stockholders’ equity:
Total On Deck Capital, Inc. stockholders' equity	306,437	274,099
Noncontrolling interest	3,426	4,919
Total stockholders' equity	309,863	279,018
Total liabilities, mezzanine equity and stockholders' equity	$1,242,220	$1,069,151

Memo:
Unpaid Principal Balance	$1,192,756	$1,037,563
Interest Earning Assets	$1,313,827	$1,161,811
Loans and Finance Receivables	$1,217,451	$1,058,034
(1) The December 31, 2019 balance only includes a balance for nine months related to the Evolocity business combination which occurred on April 1, 2019.
Average Balance Sheet line items for the period represent the average of the balance at the beginning of the first month of the period and the end of each month in the period.

Non-GAAP Financial Measures

We believe that the non-GAAP metrics can provide useful supplemental measures for period-to-period comparisons of our core business and useful supplemental information to investors and others in understanding and evaluating our operating results. However, non-GAAP metrics are not calculated in accordance with GAAP and should not be considered an alternative to any measures of financial performance calculated and presented in accordance with GAAP. Other companies may calculate these non-GAAP metrics differently than we do. The reconciliations below reconcile each of our non-GAAP metrics to their most comparable respective GAAP metric.
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
The following tables present reconciliations of net income (loss) to Adjusted Net Income (Loss) and net income (loss) per share to Adjusted Net Income (Loss) per Share for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except shares and per share data)
Reconciliation of Net Income (Loss) Attributable to OnDeck to Adjusted Net Income (Loss)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$27,955	$27,046	$(12,069)
Adjustments (after tax):
Stock-based compensation expense	8,389	11,819	12,515
Real estate disposition charges	—	4,187	—
Severance and executive transition expenses	—	911	3,183
Debt extinguishment costs	—	1,934	—
Sales tax refund	—	(1,097)	—
Discrete tax benefit	(10,300)	—	—
Adjusted Net Income (Loss)	$26,044	$44,800	$3,629

Adjusted Net Income (Loss) per share:
Basic	$0.35	$0.60	$0.05
Diluted	$0.34	$0.57	$0.05
Weighted-average common shares outstanding:
Basic	74,148,387	74,561,019	72,890,313
Diluted	76,963,749	78,549,940	72,890,313
Below are reconciliations of the Adjusted Net Income (Loss) per Basic and Diluted Share to the most directly comparable measures calculated in accordance with GAAP.

	Year Ended December 31,
	2019	2018	2017
	(per share)
Reconciliation of Net Income (Loss) per Basic Share to Adjusted Net Income (Loss) per Basic Share
Net income (loss) per basic share attributable to On Deck Capital, Inc. common stockholders	$0.38	$0.36	$(0.17)
Add / (Subtract):
Stock-based compensation expense	0.11	0.15	0.17
Real estate disposition charges	—	0.06	—
Severance and executive transition expenses	—	0.01	0.05
Debt extinguishment costs	—	0.03	—
Sales tax refund	—	(0.01)	—
Discrete tax benefit	(0.14)	—	—
Adjusted Net Income (Loss) per Basic Share	$0.35	$0.60	$0.05

	Year Ended December 31,
	2019	2018	2017
	(per share)
Reconciliation of Net Income (Loss) per Diluted Share to Adjusted Net Income (Loss) per Diluted Share
Net income (loss) per diluted share attributable to On Deck Capital, Inc. common stockholders	$0.36	$0.34	$(0.17)
Add / (Subtract):
Stock-based compensation expense	0.11	0.15	0.17
Real estate disposition charges	—	0.05	—
Severance and executive transition expenses	—	0.01	0.05
Debt extinguishment costs	—	0.03	—
Sales tax refund	—	(0.01)	—
Discrete tax benefit	(0.13)	—	—
Adjusted Net Income (Loss) per Diluted Share	$0.34	$0.57	$0.05

Adjusted Efficiency Ratio
Adjusted Efficiency Ratio is non-GAAP measure calculated as total operating expense divided by gross revenue for the period, adjusted to exclude (a) stock-based compensation expense and (b) items management deems to be non-representative of operating results or trends.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Reconciliation of Efficiency Ratio to Adjusted Efficiency Ratio
Total operating expense	$206,325	$177,490	$166,170
Gross revenue	$444,486	$397,741	$350,415
Efficiency Ratio	46.4%	44.6%	47.4%
Adjustments (pre-tax):
Stock-based compensation expense	$10,966	$11,819	$12,515
Real estate disposition charges	—	4,187	—
Severance and executive transition expenses	—	911	3,183
Debt extinguishment costs	—	1,934	—
Sales tax refund	—	(1,097)	—
Operating expenses less noteworthy items	$195,359	$159,736	$150,472
Gross revenue	$444,486	$397,741	$350,415
Adjusted Efficiency Ratio	44.0%	40.2%	42.9%

Adjusted Return on Assets
Adjusted Return on Assets represents net income (loss) attributable to OnDeck adjusted to exclude the items shown in the table below divided by average total assets.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Reconciliation of Return on Assets to Adjusted Return on Assets
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$27,955	$27,046	$(12,069)
Average total assets	$1,242,220	$1,069,151	$1,039,164
Return on Assets	2.3%	2.5%	(1.2)%
Adjustments (after tax):
Stock-based compensation expense	$8,389	$11,819	$12,515
Real estate disposition charges	—	4,187	—
Severance and executive transition expenses	—	911	3,183
Debt extinguishment costs	—	1,934	—
Sales tax refund	—	(1,097)	—
Discrete tax benefit	(10,300)	—	—
Adjusted Net Income (Loss)	$26,044	$44,800	$3,629
Average total assets	$1,242,220	$1,069,151	$1,039,164
Adjusted Return on Assets	2.1%	4.2%	0.3%

Adjusted Return on Equity
Adjusted Return on Equity represents net income (loss) attributable to OnDeck adjusted to exclude the items shown in the table below divided by average total On Deck Capital, Inc. stockholders' equity.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Reconciliation of Return on Equity to Adjusted Return on Equity
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$27,955	$27,046	$(12,069)
Average OnDeck stockholders' equity	$306,437	$274,099	$253,777
Return on Equity	9.1%	9.9%	(4.8)%
Adjustments (after tax):
Stock-based compensation expense	$8,389	$11,819	$12,515
Real estate disposition charges	—	4,187	—
Severance and executive transition expenses	—	911	3,183
Debt extinguishment costs	—	1,934	—
Sales tax refund	—	(1,097)	—
Discrete tax benefit	(10,300)	—	—
Adjusted Net Income (Loss)	$26,044	$44,800	$3,629
Average total On Deck Capital, Inc. stockholders' equity	$306,437	$274,099	$253,777
Adjusted Return on Equity	8.5%	16.3%	1.4%

Key Factors Affecting Our Performance
2019 Strategic Priorities
Our primary focus for 2019 was to prudently grow our business while increasing profitability. The core elements of our growth strategy included:
•Expanding the scale and efficiency of our U.S. lending franchise;
•Investing in growth adjacencies, including ODX, equipment finance and international;
•Innovating on our core strengths in risk, technology and funding;
•Increasing our capital efficiency, including a common stock repurchase program of up to $50 million; and
•Actively pursuing a bank charter, either de novo or through a transaction.
We invested significant resources to accomplish these goals, which contributed to our total operating expenses increasing in absolute dollars in 2019 relative to 2018. These investments are intended to contribute to our long-term growth, but they may affect our near-term financial results.
Originations
During the years ended December 31, 2019, 2018 and 2017 we originated $2.5 billion, $2.5 billion and $2.1 billion of loans, respectively. The decrease in originations in the year ended December 31, 2019 relative to the same period in 2018 was primarily driven by tightening of underwriting and market dynamics in the US, offset by the increase of customers from our business combination in Canada. For the year ended December 31, 2019 we funded $557 million through lines of credit which was an increase from $512 million for the year ended December 31, 2018. The average term loan size originated for the year ended December 31, 2019 and December 31, 2018 was approximately $55 thousand and $55 thousand, respectively.
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

Our strategic partner channel increased as a percentage of originations from 2018 compared to 2019, while our direct and FAP channel percentage of originations decreased.

	Year Ended December 31,
Percentage of Originations (Dollars)	2019	2018	2017
Direct	40.2%	44.1%	52.1%
Strategic Partner	31.8%	26.5%	21.0%
Funding Advisor	28.0%	29.4%	26.9%
We originate term loans and lines of credit to customers who are new to OnDeck as well as to existing customers. New originations are defined as new term loan originations plus all line of credit draws in the period, including subsequent draws on existing lines of credit. Renewal originations include term loans only. We believe our ability to increase adoption of our loans and lines of credit within our existing customer base will be important to our future growth. A component of our future growth will include increasing the length of our customer life cycle by expanding our loan offerings and features. In 2019, 2018 and 2017 originations from our repeat customers were 52.8%, 51.5% and 52.4% respectively, of total originations to all customers. We believe our significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in our loan features and services. Repeat customers generally show improvements in several key metrics. In the year ended December 31, 2019, 30% of our origination volume from repeat customers was due to unpaid principal balance rolled from existing loans directly into such repeat originations. In order for a current customer to qualify for a renewal term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

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

	Year Ended December 31,
Percentage of Originations (Dollars)	2019	2018	2017
New	47.2%	48.5%	47.6%
Repeat	52.8%	51.5%	52.4%

Loans
Loans and finance receivables consist of term loans, lines of credit, our variable pay product and secured equipment finance loans that require daily, weekly or monthly repayments. We have both the ability and intent to hold these loans to maturity. Loans and finance receivables are carried at amortized cost which is the unpaid principal balance plus net deferred origination costs. Net deferred origination costs are comprised of certain direct origination costs, net of all loan origination fees received. Loan and finance receivable origination fees include fees charged to the borrower related to origination that increase the loan yield. Loan origination costs are limited to direct costs attributable to originating a loan, including commissions and personnel costs directly related to the time spent by those individuals performing activities related to origination. Direct origination costs in excess of origination fees received are included in the loan and finance receivable balance and for term loans and finance receivables are amortized over the life of the term loan using the effective interest method, while for lines of credit principal amounts drawn are amortized using the straight line method over an average of 12 months. Loans and finance receivables increased from $1.2 billion at December 31, 2018 to $1.3 billion at December 31, 2019, reflecting the increase in the weighted average term length of our term loans over the period, as well as the addition of the portfolio acquired as a result of combining our Canadian operations with Evolocity in April 2019.
Pricing
Customer pricing is determined primarily based on credit risk assessment generated by our proprietary data and analytics engine. Our decision structure also considers the OnDeck Score, FICO® Score, loan type (term loan or line of credit), term loan duration, customer type (new or repeat) and origination channel. OnDeck assesses credit risk across several dimensions, including assessing the stability and credit worthiness of both the business and the personal guarantor and of the borrower's industry. Some of the most important factors assessed relate to the borrower's ability to pay, overall levels of indebtedness, cash flow and business outlook, and their personal and commercial credit history. These factors are assessed against certain minimum requirements in our underwriting standards, as well as through multivariate regressions and statistical models. In addition, general market conditions may broadly influence pricing industry-wide. Loans originated through the direct and strategic partner channels are generally priced lower than loans originated through the funding advisor channel due to the commission structure of the FAP program as well as the relative higher risk profile of the borrowers in the FAP channel.
As of December 31, 2019, our customers pay between 0.004 and 0.087 cents per month in interest for every dollar they borrow under one of our term loans. Historically, our term loans have been primarily quoted in Cents on Dollar, or COD, which reflects the monthly interest paid by a customer to us per dollar borrowed for a loan. Lines of credit have been historically quoted in APR. As of December 31, 2019, the APRs of our term loans outstanding ranged from 9.0% to 99.4% and the APRs of our lines of credit outstanding ranged from 11.0% to 61.9%.
We believe that our product pricing has historically fallen between traditional bank loans to small businesses and certain non-bank small business financing alternatives such as merchant cash advances.

	For the Year				For the Quarter
	2016	2017	2018	2019	Q1 2019	Q2 2019	Q3 2019	Q4 2019
Weighted Average Term Loan "Cents on Dollar" Borrowed, per Month	1.82¢	1.95¢	2.14¢	2.12¢	2.19¢	2.12¢	2.08¢	2.08¢
Weighted Average APR - Term Loans	42.1%	45.2%	49.2%	48.3%	50.2%	48.4%	47.4%	47.2%
Weighted Average APR - Lines of Credit	33.1%	32.3%	32.6%	34.5%	33.7%	34.4%	34.6%	35.2%
The pricing increases in 2017 and 2018 were primarily a reflection of past and expected future increases in the underlying market interest rates that we, like many other lenders in the market, were passing on to our customers. Additionally, in 2017 and 2018 we increased our originations in the funding advisor channel, which typically have higher APRs than the direct and strategic partner channels. The decrease in COD and APR from 2018 to 2019 reflected market dynamics and our shift in strategy to offer longer term loans at lower yields to convert more customers with higher credit scores.
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

Portfolio Yield
For the Year				For the Quarter
2016	2017	2018	2019	Q1 2019	Q2 2019	Q3 2019	Q4 2019
33.1%	33.7%	36.2%	35.1%	35.6%	35.0%	35.1%	34.8%

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

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower yields, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher Loan Yield loans because total payback is typically higher compared to a shorter length term for the same principal loan amount. For the year ended December 31, 2019, the average length of new term loan originations had increased to 12.8 months from 11.3 months for the year ended December 31, 2018. The increase in average term length reflects the increased booking rate of longer-term loans with larger balances of higher credit quality loans as our credit policy has recently been further optimized for loans with those specific characteristics.

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

•
Loan Mix - In general, lines of credit have lower Portfolio Yields than term loans. For the year ended December 31, 2019, the weighted average line of credit APR was 34.5%, compared to 48.3% for term loans.  Draws by line of credit customers increased to 22.5% of total originations for the year end December 31, 2019 from 20.6% in the year ended December 31, 2018.

Interest Expense
We obtain financing principally through debt facilities and securitizations with a diverse group of banks, insurance companies and other institutional lenders and investors. Interest expense consists of the interest expense we incur on our debt, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining this debt, such as banker fees, origination fees and legal fees and, in applicable periods, certain costs associated with our interest rate hedging activity. Cost of Funds Rate is calculated as interest expense divided by average debt outstanding for the period. Our Cost of Funds Rate decreased to 5.2% for the year ended December 31, 2019 as compared to 6.3% for the year ended December 31, 2018. The decrease in our Cost of Funds Rate was driven by decreases in interest rate spread (the applicable percentage rate above the benchmark interest rate charged by the lender), which more than offset the increase in the market rate for floating rate debt. In November 2019 we entered into an additional securitization for $125 million at a weighted average interest rate of 3.0% which will further decrease our Cost of Funds Rate.
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

Net Charge-off Rate
Our Net Charge-off Rate, which is calculated as our annualized net charge-offs for the period divided by the average Unpaid Principal Balance outstanding, increased from 11.3% in year ended December 31, 2018 to 13.6% in the year ended December 31, 2019, driven by credit expansion, channel mix changes and changes in small business sentiment and behavior. Since 2018, we have held delinquent loans longer as we expanded our in-house pre-charge-off collection efforts to maximize returns. While collections on those more severely delinquent loans have proven to be successful and have increased our recoveries and profitability, some portion of those loans ultimately remain uncollectible. Allowing several quarters to continue collection efforts delayed charge-off of some loans, which have now accumulated. The Net Charge-off Rate in the year ended December 31, 2018 was unusually low by historical standards reflecting our decision to tighten our credit policies in the first half of 2017. The Net Charge-off Rate for the year ended December 31, 2017 was 15.8%, a historical high due to higher delinquencies in our 2016 cohort. Our term loans had a Net Charge-off Rate of 14.5% for the year ended December 31, 2019 compared to 10.2% for our lines of credit.
Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by cohort. Net lifetime charge-offs are the unpaid principal balance charged off less recoveries of loans previously charged off. A given cohort’s net lifetime charge-off ratio is the cohort’s net lifetime charge-offs through December 31, 2019 divided by the cohort’s total original loan volume. Repeat loans in the denominator include the full renewal loan principal, rather than the net funded amount, which is the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment and 30 days of inactivity. The chart immediately below includes all term loan originations, including, if applicable, loans sold through OnDeck Marketplace or held for sale on our balance sheet.

Net Charge-off Ratios by Cohort Through December 31, 2019

	For the Year				For the Quarter
	2015	2016	2017	2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019
Principal Outstanding as of December 31, 2019 by Period of Origination	—%	—%	0.1%	1.4%	9.0%	29.3%	64.0%	91.6%

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
Given that the originations in the third and fourth quarter of 2019 cohorts are relatively unseasoned as of December 31, 2019, these cohorts reflect low lifetime charge-off ratios in the total loans chart below. Further, given our loans are typically charged off after 90 days of nonpayment and 30 days of inactivity, all cohorts reflect minimal charge offs for the first three months in the chart below.

Net Cumulative Lifetime Charge-off Ratios by Vintage
All Loans

10.0%
9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24
Months Since Origination
2014
2015
2016
2017
2018
2019 Q1
2019 Q2
2019 Q3
2019 Q4

	For the Year				For the Quarter
Originations	2015	2016	2017	2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019
All term loans (in millions)	$1,704	$2,052	$1,697	$1,972	$486	$452	$492	$467
Weighted average term (months) at origination	12.4	13.2	12.1	11.8	11.7	12.2	13.5	13.2
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
By design, the broad credit tightening resulted in a significant decline in originations for the second quarter of 2017 and a significant decline in the net cumulative lifetime charge-off ratios for loans originated in that quarter. Subsequent cohorts have incorporated measured and targeted credit optimization designed to bring our net cumulative charge-off ratios in line with business model objectives. Loans originated after the fourth quarter of 2019 are not yet seasoned enough for meaningful comparison.
Generally, historical net cumulative lifetime charge-off ratios are higher in new loans than in repeat loans as repeat customers generally demonstrate better credit qualities.

Net Cumulative Lifetime Charge-off Ratios by Vintage
New Loans

11.0%
10.0%
9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24
Months Since Origination
2014
2015
2016
2017
2018
2019 Q1
2019 Q2
2019 Q3
2019 Q4

	For the Year				For the Quarter
Originations	2015	2016	2017	2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019
New term loans (in thousands)	$627,494	$777,129	$589,487	$692,188	$166,206	$136,007	$148,024	$140,635
Weighted average term (months)	11.8	13.3	11.9	11.3	11.4	12.3	13.9	13.7

Net Cumulative Lifetime Charge-off Ratios by Vintage
Repeat Loans

10.0%
9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24
Months Since Origination
2014
2015
2016
2017
2018
2019 Q1
2019 Q2
2019 Q3
2019 Q4

	For the Year				For the Quarter
Originations	2015	2016	2017	2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019
Repeat term loans (in thousands)	$1,076,122	$1,274,721	$1,107,027	$1,279,444	$320,131	$315,895	$343,687	$326,505
Weighted average term (months)	12.7	13.1	12.2	12.1	11.9	12.1	13.3	13.0

15+ Day Delinquency Ratio
The 15+ Day Delinquency Ratio is the aggregate Unpaid Principal Balance for our portfolio that is 15 or more calendar days past due as of the end of the period as a percentage of the Unpaid Principal Balance.
The 15+ Day Delinquency ratio increased from 7.5% at December 31, 2018 to 9.0% at December 31, 2019 driven by our decision in 2018 to hold and collect on delinquent loans longer, credit tests we performed in 2018, and a normalizing credit environment in 2019. The increase in loans 15-89 days past due from December 31, 2018 to December 31, 2019 was primarily driven by the credit testing we performed in 2018, while the increase in loans 90+ days past due primarily reflects the change in our collection strategy.
Our 15+ Day Delinquency ratio has historically been higher for our term loans than our lines of credit. For the year ended December 31, 2019 the 15+ Day Delinquency ratio for term loans and line of credit was 9.8% and 6.1%, respectively, which increased as compared to 7.9% and 5.5%, respectively, at December 31, 2018.

Reserve Ratio
The Reserve Ratio, which is the allowance for credit losses divided by the Unpaid Principal Balance as of a specific date, is a comprehensive measurement of our allowance for credit losses because it presents, as a percentage, the portion of the total Unpaid Principal Balance for which an allowance has been recorded. Our Reserve Ratio at December 31, 2018, and at December 31, 2019 remained unchanged at 12.2%.
Provision Rate
The Provision Rate is the provision for credit losses divided by the new originations volume of loans and finance receivables. Originations include the full renewal loan principal of repeat loans, not the net funded amount.

Our Provision Rate increased for the full year of 2019 to 7.0% from 6.0% in 2018. This increase in Provision Rate was primarily driven by the deterioration of loans originated in the second half of 2018, and a normalizing credit environment. In addition, the provision rate in 2018 was at a historical low due to tightened credit policies applied in 2017.

Customer Acquisition Costs
Our customer acquisition costs, or CACs, differ depending upon the acquisition channel. CACs in our direct channel include the commissions paid to our internal sales force and expenses associated with items such as direct mail, and online marketing activities. CACs in our strategic partner channel and FAP channel include commissions paid. CACs in all channels include new originations. For our United States portfolio, the FAP channel had the highest CAC per unit and our strategic partner channel had the lowest CAC per unit for both the year ended December 31, 2019 and December 31, 2018.
The total amount of U.S. CACs decreased both in aggregate and for each of the three individual acquisition channels for the year ended December 31, 2019 as compared to the year ended December 31, 2018.  Our U.S. CACs evaluated as a percentage of originations increased for all three channels period over period. The decrease in absolute dollars was primarily attributable to a decrease in U.S. CACs in our FAP channel driven by a decrease in external commissions and origination volume.
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

Components of Our Results of Operations
Interest and Finance Income. We generate revenue primarily through interest and origination fees earned on the term loans and lines of credit we originate. Interest income also includes interest earned on invested cash. We also generate revenue through finance income on our variable pay product in Canada.
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
Gain on Sales of Loans. Prior to 2018, we chose to sell a portion of our term loans to third-party institutional investors through OnDeck Marketplace. We recognize a gain or loss on the sale of such loans as the difference between the proceeds received, adjusted for initial recognition of servicing assets or liabilities obtained at the date of sale, and the outstanding principal and net deferred origination costs.
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
At December 31, 2019, we had 742 employees compared to 587 at December 31, 2018 and 475 at December 31, 2017. During 2019, we increased our headcount and personnel-related costs across our business in order to support our growth strategy. Part of the increase in headcount was the result of our business combination with Evolocity, adding an additional 81 employees. We expect headcount to continue to increase in 2020. Given our focus on growth and profitability, we evaluate trends in our efficiency ratio as a key measure of our progress. Our efficiency ratio for the years ended December 31, 2019, 2018 and 2017 was 46.4%, 44.6%, and 47.4%, respectively. For the year ended December 31, 2019, 2018 and 2017 our Adjusted Efficiency Ratio was 44.0%, 40.2%, and 42.9%, respectively. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures for a discussion and reconciliation of Adjusted Efficiency Ratio.
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

Provision for Income Taxes
Our provision for income taxes includes tax expense for our consolidated operations, including the tax expense incurred by our non-U.S. entities. Our annual effective tax rate is an estimated, blended rate of all tax jurisdictions including federal, state and foreign. In 2019, we released $7.5 million of our valuation allowance against our net deferred tax asset, which resulted in a net tax benefit of $3.5 million for the year ended December 31, 2019. We may release additional portions of our valuation allowance in the future if our actual or forecasted profitability levels are deemed sufficient to support the realizability of our net deferred tax assets.
Through December 31, 2018, we had not been required to pay any material U.S. federal or state income taxes nor any foreign income taxes because of accumulated net operating losses. As of December 31, 2019, we had no material federal and state net operating loss carryforwards available to reduce future taxable income, unless limited due to historical or future ownership changes.

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated.
Comparison of Years Ended December 31, 2019 and 2018

	Year Ended December 31,		Year-over-Year Change
	2019	2018	2019 vs 2018
	(dollars in thousands)
Interest and finance income	$428,423	$382,944	11.9%
Interest expense	44,670	47,075	(5.1)%
Net interest income	383,753	335,869	14.3%
Provision for credit losses	173,369	148,541	16.7%
Net interest revenue, after credit provision	210,384	187,328	12.3%
Other revenue	16,063	14,797	8.6%
Total non-interest income	16,063	14,797	8.6%
Operating expense:
Sales and marketing	50,518	44,082	14.6%
Technology and analytics	67,380	50,866	32.5%
Processing and servicing	24,664	21,209	16.3%
General and administrative	63,763	61,333	4.0%
Total operating expense	206,325	177,490	16.2%
Income (loss) from operations, before provision for income taxes	20,122	24,635	(18.3)%
Provision for (Benefit from) income taxes	(3,513)	—	100.0%
Net income (loss)	$23,635	$24,635	(4.1)%
Net income (loss)
For the year ended December 31, 2019, net income decreased to $23.6 million from $24.6 million for the year ended December 31, 2018 while adjusted net income, a non-GAAP measure, decreased to $26.0 million from $44.8 million over the same period. The decrease in net income was attributable to the increases in provision expense as well as the increase in sales and marketing and technology and analytics expense more than offsetting the increase in net interest income. Basic earnings per share increased to $0.38 per share from $0.36 per share. Our Return on Assets decreased to 2.3% from 2.5% and our Return on Equity decreased to 9.1% from 9.9%. Our Adjusted Return on Assets, a non-GAAP measure, decreased to 2.1% from 4.2% and our Adjusted Return on Equity, a non-GAAP measure, decreased to 8.5% from 16.3%.

Net Interest Income

	Year Ended December 31,		Year-over-Year Change
	2019	2018	2019 vs 2018
	(dollars in thousands)
Interest and finance income	$428,423	$382,944	11.9%
Interest expense	44,670	47,075	(5.1)%
Net interest income	$383,753	$335,869	14.3%
Net interest income increased by $47.9 million, or 14.3%, to $383.8 million from $335.9 million. This growth was in part attributable to a $45.5 million, or 11.9%, increase in interest and finance income, which was primarily driven by a higher portfolio balance as evidenced by a 15.1% increase in Average Loans and Finance Receivables. The increase was partially offset by a decrease in Portfolio Yield in 2019 compared to 2018.

Interest expense decreased by $2.4 million, or 5.1%, to $44.7 million from $47.1 million. The decrease in interest expense was primarily attributable to decreases in interest rate spread (the applicable percentage rate above the benchmark interest rate charged by the lender) and was partially offset by increases in Average Debt outstanding. The Average Debt Outstanding for the year ended December 31, 2019 was $852.3 million, up 13.5%, from $751.0 million during the year ended December 31, 2018, while our Cost of Funds Rate decreased to 5.2% from 6.3%.

Provision for Credit Losses

	Year Ended December 31,		Year-over-Year Change
	2019	2018	2019 vs 2018
	(dollars in thousands)
Provision for credit losses	$173,369	$148,541	16.7%
Provision for credit losses increased by $24.8 million, or 16.7%, to $173.4 million from $148.5 million. In accordance with GAAP, we recognize revenue on loans and finance receivables over their term but provide for probable credit losses on the loans and finance receivables at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates. Our provision for credit losses as a percentage of originations, or the Provision Rate, increased to 7.0% from 6.0%. The increase in Provision Rate was primarily driven by the deterioration of loans originated in the second half of 2018, and a normalizing credit environment.

Non-interest Income

	Year Ended December 31,		Year-over-Year Change
	2019	2018	2019 vs 2018
	(dollars in thousands)
Other revenue	$16,063	$14,797	8.6%
Other revenue increased by $1.3 million, or 8.6%, primarily attributable to other income generated from the operations of our newly combined entity in Canada and line of credit fees revenue.

Operating Expense
Total operating expense increased by $28.8 million, or 16.2%, to $206.3 million from $177.5 million. At December 31, 2019, we had 742 employees compared to 587 at December 31, 2018. Approximately half of the headcount increase reflects the addition of Evolocity employees, with the majority of the other half attributable to Technology and Analytics employees. We increased our headcount and personnel-related costs across our business in order to support our growth strategy.
Given our focus on profitability, we evaluate trends in our efficiency ratio as a key measure of our progress. Our efficiency ratio for the year ended December 31, 2019 was 46.4% which increased from 44.6% for the year ended December 31, 2018. Our Adjusted Efficiency Ratio, a non-GAAP measure, increased to 44.0% for the year ended December 31, 2019 from 40.2% for the year ended December 31, 2018. Both trends reflect investments in our core US lending and strategic adjacencies.
Sales and Marketing

	Year Ended December 31,		Year-over-Year Change
	2019	2018	2019 vs 2018
	(dollars in thousands)
Sales and marketing	$50,518	$44,082	14.6%
Sales and marketing expense increased by $6.4 million, or 14.6%, to $50.5 million from $44.1 million. The increase was driven by a $3.8 million increase in personnel-related costs primarily related to the additional personnel from our business combination with Evolocity, as well as an expansion of headcount within our US operations. Our non-capitalizable commission expense increased by $1.1 million during year ended December 31, 2019. Additionally, our occupancy costs increased by $0.8 million during the year ended December 31, 2019, as we benefited by a reduction in costs related to lease terminations during the prior period. Finally, there was a $0.5 million increase in our Canadian general marketing, in part due to our expansion in Canada.

Technology and Analytics

	Year Ended December 31,		Year-over-Year Change
	2019	2018	2019 vs 2018
	(dollars in thousands)
Technology and analytics	$67,380	$50,866	32.5%
Technology and analytics expense increased by $16.5 million, or 32.5%, to $67.4 million from $50.9 million. The increase was primarily attributable to $10.3 million of additional personnel-related costs as we continue to invest in our strategic initiatives and build our internal capabilities for the future in addition to our business combination with Evolocity. In 2019 we wrote-down $3.2 million worth of our internally built software. Additionally, there was an increase of $2.3 million in software license-related costs for the current year, as we continued to expand our operations, mainly related to development in ODX and our operations in Canada.
Processing and Servicing

	Year Ended December 31,		Year-over-Year Change
	2019	2018	2019 vs 2018
	(dollars in thousands)
Processing and servicing	$24,664	$21,209	16.3%
Processing and servicing expense increased by $3.5 million, or 16.3%, to $24.7 million from $21.2 million. We expanded our processing and servicing vendor spend by $1.6 million both due to collection strategies, as well as our business combination with Evolocity. Further, the increase was driven by increased personnel-related expenses of $1.1 million. Finally, our occupancy costs increased by $0.4 million during the year ended December 31, 2019, as we benefited by a reduction in costs related to lease terminations during the prior period which did not occur in the current period.
General and Administrative

	Year Ended December 31,		Year-over-Year Change
	2019	2018	2019 vs 2018
	(dollars in thousands)
General and administrative	$63,763	$61,333	4.0%
General and administrative expense increased by $2.4 million, or 4.0%, to $63.8 million from $61.3 million. The increase was primarily attributable to legal costs and costs related to our pursuit of a bank charter, which resulted in an increase of $5.7 million for the year ended December 31, 2019 compared to the prior year period. Personnel-related costs increased by $3.5 million due to an increase in headcount as well as the additional personnel related to our business combination with Evolocity. For the year ended December 31, 2018 we recognized $5.6 million of charges related to partial lease terminations in our Denver and New York offices, as well as $1.7 million debt extinguishment charges.
Provision for Income Taxes

	Year Ended December 31,		Year-over-Year Change
	2019	2018	2019 vs 2018
	(dollars in thousands)
Provision for (Benefit from) income taxes	$(3,513)	$—	100.0%
During the year ended December 31, 2019 we recorded an income tax benefit of $3.5 million due to a $7.5 million release of the valuation allowance against our net deferred tax asset and a $2.8 million discrete research and development tax credit. The full year 2019 effective tax rate excluding the discrete tax benefits was approximately 34%. Through December 31, 2018, we had not been required to pay any material U.S. federal or state income taxes nor any foreign income taxes because of accumulated net operating losses.

Liquidity and Capital Resources
Capital
Our Total stockholders' equity decreased by $6.2 million to $296 million at December 31, 2019 from $302 million at December 31, 2018. The decrease of stockholders' equity was driven primarily by the $44 million repurchase of our common stock, offset by our net income for the year. Our book value per diluted share increased to $4.26 at December 31, 2019 from $3.72 at December 31, 2018, which was primarily driven by the repurchase of common shares in 2019.
On July 29, 2019, our Board of Directors authorized the repurchase of up to $50 million of common stock with the repurchased shares to be retained as treasury stock and available for possible reissuance. Any share repurchases under the program will be made from time to time in the open market, in privately negotiated transactions or otherwise. The timing and amount of any share repurchases will be subject to market conditions and other factors as we may determine. The repurchase authorization expires August 31, 2020; however, we may suspend, modify or discontinue the program at any time in our discretion without prior notice. During the twelve months ended December 31, 2019 we purchased 10,694,556 shares of common stock for $44.0 million. On February 11, 2020, we announced that our Board of Directors had authorized up to $50 million of additional repurchases of common stock. This authorization does not have a scheduled expiration date. See Part II - Item 5 - Issuer Purchases of Equity Securities and Note 16 of Notes to Consolidated Financial Statements.
Cash
At December 31, 2019, we had approximately $56 million of available cash to fund our future operations compared to approximately $60 million at December 31, 2018.
Our cash and cash equivalents at December 31, 2019 were held primarily for working capital purposes and were used to fund a portion of our lending activities. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments, deposit accounts or other arrangements designed to preserve the principal balance and maintain adequate liquidity. Our excess cash may be invested primarily in overnight sweep accounts, money market instruments or similar arrangements that provide competitive returns consistent with our polices and market conditions.
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

Current Debt Facilities
The following table summarizes our debt facilities as of December 31, 2019.

	Maturity Date		Weighted Average Interest Rate	Borrowing Capacity		Principal Outstanding
				(in millions)
Debt:
OnDeck Asset Securitization Trust II LLC 2019-1	November 2024	(1)	3.0%	$125.0		$125.0
OnDeck Asset Securitization Trust II LLC 2018-1	April 2022	(2)	3.8%	225.0		225.0
OnDeck Account Receivables Trust 2013-1 LLC	March 2022	(3)	3.4%	180.0		129.5
Receivable Assets of OnDeck, LLC	September 2021	(4)	3.3%	100.0		94.1
OnDeck Asset Funding II LLC	August 2022	(5)	4.7%	175.0		123.8
Prime OnDeck Receivable Trust II, LLC	March 2022	(6)	3.8%	75.0		—
Loan Assets of OnDeck, LLC	October 2022	(7)	3.4%	150.0		120.7
Corporate line of credit	January 2021		4.7%	105.0	(8)	40.0
International and other agreements	Various	(9)	4.9%	143.5		64.6
Total Debt			3.8%	$1,278.5		$922.7

(1)	The period during which new loans may be purchased under this securitization transaction expires in October 2021.

(2)	The period during which new loans may be purchased under this securitization transaction expires in March 2020.

(3)	The period during which new borrowings may be made under this facility expires in March 2021.

(4)	The period during which new borrowings of Class A revolving loans may be made under this debt facility expires in December 2020.

(5)	The period during which new borrowings may be made under this facility expires in August 2021.

(6)	The period during which new borrowings may be made under this facility expires in March 2021.

(7)	The period during which new borrowings may be made under this debt facility expires in April 2022.

(8)
On July 19, 2019, the Company entered into an agreement which increased the commitment under its corporate revolving debt facility by $20 million. See Note 8 of Notes to Consolidated Financial Statements.

(9)
Other Agreements include our local currency debt facilities in Australia and Canada. The periods during which new borrowings may be made under the various agreements expire between January 2020 and June 2021. Maturity dates range from January 2020 through December 2022.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows
The following table summarizes our cash flows activities from our Consolidated Statements of Cash Flows:

	As of and for the Year Ended December 31,
	2019	2018
	(in thousands)
Cash provided by (used in):
Operating activities	$282,396	$265,835
Investing activities	$(303,614)	$(401,695)
Financing activities	$20,913	$121,724

Cash Flows
Operating Activities
For the year ended December 31, 2019, net cash provided by our operating activities was $282.4 million, which was primarily the result of interest payments from our customers of $508.1 million, less $180.4 million utilized to pay our operating expenses, $40.0 million used to pay the interest on our debt, less 10.2 million due to the change in deferred taxes. During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $7.5 million.
For the year ended December 31, 2018, net cash provided by our operating activities was $265.8 million, which was primarily the result of interest payments from our customers of $448.4 million, less $145.4 million utilized to pay our operating expenses and $42.2 million we used to pay the interest on our debt. During that same period, accounts payable and accrued expenses and other liabilities decreased by approximately $7.1 million.

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
For the year ended December 31, 2019, net cash used to fund our investing activities was $303.6 million, and consisted primarily of $218.7 million of loan originations in excess of loan repayments received, $69.4 million of origination costs paid in excess of fees collected and $12.5 million for the purchase of property, equipment and software and capitalized internal-use software development costs.
For the year ended December 31, 2018, net cash used to fund our investing activities was $401.7 million, and consisted primarily of $327.8 million of loan originations in excess of loan repayments received, $66.7 million of origination costs paid in excess of fees collected and $6.4 million for the purchase of property, equipment and software and capitalized internal-use software development costs.

Financing Activities
Our financing activities have consisted primarily of net borrowings from our securitization facility and our revolving debt facilities.
For the year ended December 31, 2019, net cash provided by in our financing activities was $20.9 million and consisted of $69.9 million in net proceeds from the issuance of debt, and $2.2 million of cash received from the issuance of common stock under the employee stock purchase plan. The cash provided was partially offset by the use of $44.0 million for the repurchase of common stock and $5.3 million of payments for debt issuance costs.
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
Our strategy is to continue to grow in a disciplined manner while remaining highly focused on credit quality and operating leverage. Because we will remain focused on credit quality, we are also prepared to forgo lending opportunities that do not meet our credit, underwriting and pricing standards. In addition, despite the increasing competition for customer response, we intend to allocate resources to continue to optimize marketing and customer acquisition costs based on targeted returns on investment rather than spending inefficiently in these areas to achieve incremental growth.

We expect to use cash flow generated from operations for various corporate purposes including to fund a portion of our lending activities including funding residual growth. In addition, we may also finance residual growth through our available liquidly sources such as our corporate line of credit or by introducing additional subordinated debt in our debt facilities.
Approximately $19 million of our $1.3 billion debt capacity is scheduled to expire before December 31, 2020. Historically we have been successful in accessing the asset-backed loan market on terms acceptable to us, and we anticipate that we will be able to do so into the foreseeable future. However, if we deem the cost of accessing the asset-backed loan market to be in excess of an appropriate rate, we may elect to use available cash, or other financing options available to us. Furthermore, depending on the circumstances, we could decide to slow down the rate of originations.
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
Contractual Obligations
Our principal commitments consist of obligations under our outstanding debt facilities and securitization facilities and non-cancelable leases for our office space. The following table summarizes these contractual obligations at December 31, 2019. Future events could cause actual payments to differ from these estimates.

	Payment Due by Period
	Total	2020	2021-2022	2023-2024	Thereafter
	(in thousands)
Contractual Obligations:
Long-term debt:
Debt Principal	$922,701	$12,630	$785,071	$125,000	$—
Interest payments(1)	85,944	34,140	44,782	7,022	—
Operating leases	48,393	7,183	13,168	13,284	14,758
Purchase obligations (2)	16,875	6,908	7,117	2,850	—
Total contractual obligations	$1,073,913	$60,861	$850,138	$148,156	$14,758
_________________________

(1)	Interest payments on our debt facilities with variable interest rates are calculated using the interest rate as of December 31, 2019.

(2)	Primarily consists of commitments to purchase credit data and software subscriptions.

The obligations of our subsidiaries for the debt described above and related interest payment obligations are structured to be non-recourse to On Deck Capital, Inc.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
2020 Outlook
2020 Strategic Priorities
Our primary focus remains to prudently grow our business while increasing profitability. The core elements of our growth strategy include:
•Further increase revenue and profitability of US lending platform,
•Advance our equipment finance and ODX adjacencies,
•Increase our capital efficiency,

•Build bank charter readiness by bolstering governance, compliance and risk management functions, and
•Advance our strategy to pursue a bank charter.
Our goal for 2020 is to grow prudently and profitably while remaining highly focused on credit quality and operating efficiency. To achieve this goal, we plan to continue to grow our US lending platform through our diversified distribution channels and improving our customer experience and technology platforms. We also plan to drive our international operations to profitability, while continuing to grow ODX and equipment finance loans. We expect to submit a bank charter application in 2020 and build enhanced capabilities in our governance, compliance and risk management functions to demonstrate adequate controls, safety and soundness.
As we pursue our 2020 strategic priorities, we expect the following financial performance trends relative to our full-year 2019 financial results, although we can provide no assurance as to the actual outcome:
•Low-teens portfolio growth rate,

•	Slight compression in Net Interest Margin reflecting a lower Portfolio Yield and increased leverage partially offset by a lower cost of funds,

•	Higher Provision for credit losses driven by portfolio growth,

•	Improved operating leverage, and

•	An Effective Tax Rate of approximately 30%, excluding an estimated $10 million valuation allowance release in the fourth quarter of 2020.
Additionally, in the first two months of 2020, we repurchased approximately $32.9 million of our common stock under our previously announced share repurchase program. As a result, at February 28, 2020, we had approximately $23 million of remaining capacity under the program (including the impact of the $50 million of additional authorization we announced February 11, 2020).
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
Allowance for Credit Losses
The allowance for credit losses, or ALLL, is established through periodic charges to the provision for credit losses. Credit losses are charged against the ALLL when we believe that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL.
We evaluate the creditworthiness of our portfolio on a pooled basis, due to its composition of small, homogeneous products with similar general credit risk characteristics and diversified among variables including industry and geography. We use a proprietary forecast loss rate at origination for new loans that have not had the opportunity to make payments when they are first originated. The allowance is subjective as it requires material estimates, including such factors as historical trends, known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. Other qualitative factors considered may include items such as uncertainties in forecasting and modeling techniques, changes in portfolio composition, seasonality, business conditions, and emerging trends. Recovery of the carrying value of our products is dependent to a great extent on conditions that may be beyond our control. Any combination of the aforementioned factors may adversely affect our portfolio resulting in increased delinquencies and credit losses and could require additional provisions for credit losses, which could impact future periods. In our opinion, we have provided adequate allowances to absorb probable credit losses inherent in our portfolio based on available and relevant information affecting the portfolio at each balance sheet date.

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
Liability for Unfunded Loan Commitments
Customers may draw on their lines of credit up to defined maximum amounts. As of December 31, 2019 and 2018, our off-balance sheet credit exposure related to the undrawn line of credit balances was $306.2 million and $264.2 million, respectively. Similar to our ALLL, we are required to accrue for potential losses related to these unfunded loan commitments at the time the line of credit is originated despite the fact that the customer has not yet drawn these funds. Significant judgment is required to estimate both the amount that may ultimately be drawn on the lines of credit as well as the amount which would ultimately require a reserve. If additional amounts drawn or the rate of default differ from our estimates, actual expenses could differ significantly from our original estimates. The liability for unfunded loan commitments was $7.2 million and $5.9 million as of December 31, 2019 and 2018, respectively, and is included in accrued expenses and other liabilities, with changes in the accrual included in general and administrative expense. Upon adoption of the new Current Expected Credit Loss (CECL) standard on January 1, 2020, the liability for unfunded loan commitments will be eliminated and reversed into retained earnings as a transition adjustment.
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

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting award forfeiture rate and recognize expense only for those options expected to vest. We estimate this forfeiture rate based on historical experience of our stock-based awards that are granted and canceled before vesting. If our actual forfeiture rate is materially different from our original estimates, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in our consolidated financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in our consolidated financial statements.
Goodwill
Goodwill represents the excess purchase price over the fair value of identifiable net assets of the acquired company. We test goodwill for impairment at least annually and more frequently as events or changes occur that indicate an impairment. We test goodwill impairment by comparing the fair value of the reporting unit with the unit's carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then an impairment loss would be recognized.
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

Recently Issued Accounting Pronouncements and JOBS Act Election
Recent Accounting Pronouncements Not Yet Adopted
Refer to Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Part II Item 8 of this report for a description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial conditions
JOBS Act
We became a public company in December 2014, and since that time we have met the definition of an “emerging growth company” under the JOBS Act. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. Our emerging growth company status expired after December 31, 2019.

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
Interest Rate Sensitivity
We lend to our customers at a fixed rate of interest while a majority of our borrowings are at a variable rate of interest.  To the extent that underlying market interest rates rise, the spread between our Loan Yield and our Cost of Funds Rate may narrow.  The short duration of our loans provides us with the ability to quickly respond to a rise in underlying market interest rates by increasing the interest rates we charge our customers on new originations.   Our pricing increases in 2017 and 2018 were primarily a reflection of past and expected future increases in the underlying market interest rates that we, like many other lenders in the market, are passing on to our customers. However, our ability to correspondingly increase the interest rates we charge may be limited by competitive and other factors.
In the fourth quarter of 2018, we entered into an interest rate cap, which is a derivative instrument, to manage our exposure to variable interest rate movements. We do not use derivatives for speculative purposes. The interest rate cap is designated as a cash flow hedge. In exchange for our up-front premium, we are entitled to receive variable amounts from a counterparty if interest rates rise above the strike rate on the contract. The interest rate cap agreement is for a notional amount of $300 million and has a maturity date of January 2021. As of December 31, 2019, we had $572.7 million of outstanding borrowings under debt agreements with variable interest rates. Taking into account our interest rate cap, an increase of one percentage point in interest rates would result in an approximately $5.0 million net increase in our annual interest expense on our outstanding borrowings at December 31, 2019. Any debt we incur in the future may also bear interest at variable rates. Any increase in interest rates in the future will likely affect our borrowing costs under all of our sources of capital for our lending activities.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of On Deck Capital, Inc. and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of On Deck Capital, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, New York
February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of On Deck Capital, Inc. and subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited On Deck Capital, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the “COSO criteria”). In our opinion, On Deck Capital, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Evolocity Financial Group, Inc., which is included in the 2019 consolidated financial statements of the Company and constituted 2.5% and 6.2% of total and net assets, respectively, as of December 31, 2019 and 2.0% of net interest income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Evolocity Financial Group, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of On Deck Capital, Inc. and subsidiaries as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York
February 28, 2020

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$56,344	$59,859
Restricted cash	40,524	37,779
Loans and finance receivables	1,265,312	1,169,407
Less: Allowance for credit losses	(151,133)	(140,040)
Loans and finance receivables, net	1,114,179	1,029,367
Property, equipment and software, net	20,332	16,700
Other assets	73,204	18,115
Total assets	$1,304,583	$1,161,820
Liabilities, mezzanine equity and stockholders' equity
Liabilities:
Accounts payable	$6,470	$4,011
Interest payable	2,334	2,385
Debt	914,995	816,231
Accrued expenses and other liabilities	70,110	36,708
Total liabilities	993,909	859,335
Commitments and contingencies (Note 13)
Mezzanine equity:
Redeemable noncontrolling interest	14,428	—
Stockholders’ equity:
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 80,095,061 and 78,412,291 shares issued and 66,363,555 and 75,375,341 outstanding at December 31, 2019 and December 31, 2018, respectively.	405	396
Treasury stock—at cost	(49,641)	(5,656)
Additional paid-in capital	513,571	502,003
Accumulated deficit	(169,002)	(196,959)
Accumulated other comprehensive loss	(1,333)	(1,832)
Total On Deck Capital, Inc. stockholders' equity	294,000	297,952
Noncontrolling interest	2,246	4,533
Total stockholders' equity	296,246	302,485
Total liabilities, mezzanine equity and stockholders' equity	$1,304,583	$1,161,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Interest and finance income	$428,423	$382,944	$334,040
Interest expense	44,670	47,075	46,199
Net interest income	383,753	335,869	287,841
Provision for credit losses	173,369	148,541	152,926
Net interest income, after credit provision	210,384	187,328	134,915
Gain on sales of loans	—	—	2,485
Other revenue	16,063	14,797	13,890
Total non-interest income	16,063	14,797	16,375
Operating expense:
Sales and marketing	50,518	44,082	52,786
Technology and analytics	67,380	50,866	53,392
Processing and servicing	24,664	21,209	18,076
General and administrative	63,763	61,333	41,916
Total operating expense	206,325	177,490	166,170
Income (loss) from operations, before provision for income taxes	20,122	24,635	(14,880)
Provision for (Benefit from) income taxes	(3,513)	—	—
Net income (loss)	23,635	24,635	(14,880)
Less: Net income (loss) attributable to noncontrolling interest	(4,320)	(2,411)	(2,811)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$27,955	$27,046	$(12,069)
Net income (loss) per share attributable to On Deck Capital, Inc. common stockholders:
Basic	$0.38	$0.36	$(0.17)
Diluted	$0.36	$0.34	$(0.17)
Weighted-average common shares outstanding:
Basic	74,148,387	74,561,019	72,890,313
Diluted	76,963,749	78,549,940	72,890,313
Comprehensive income (loss):
Net income (loss)	$23,635	$24,635	$(14,880)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instrument	(391)	(456)	—
Foreign currency translation adjustment	907	(1,791)	594
Comprehensive income (loss)	24,151	22,388	(14,286)
Less: Comprehensive income (loss) attributable to noncontrolling interests	18	(467)	267
Less: Net income (loss) attributable to noncontrolling interest	(4,320)	(2,411)	(2,811)
Comprehensive income (loss) attributable to On Deck Capital, Inc. common stockholders	$28,453	$25,266	$(11,742)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interest
(in thousands, except share data)

	On Deck Capital, Inc.'s stockholders' equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total On Deck Capital, Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity	Redeemable Noncontrolling Interest
	Shares	Amount
Balance—December 31, 2016	71,605,708	$374	$476,485	$(211,932)	$(5,656)	$(379)	$258,892	$4,072	$262,964	$—
Stock-based compensation	—	—	12,690	—	—	—	12,690	—	12,690	—
Investments by noncontrolling interests	—	—	—	—	—	—	—	3,440	3,440	—
Return of equity to noncontrolling interest	—	—	—	—	—	—	—	(957)	(957)	—
Issuance of common stock through vesting of restricted stock units and option exercises	1,748,349	10	454	—	—	—	464	—	464	—
Employee stock purchase plan	467,944	2	1,839	—	—	—	1,841	—	1,841	—
Tax withholding related to vesting of restricted stock units	—	—	(1,268)	—	—	—	(1,268)	—	(1,268)	—
Currency translation adjustment	—	—	—	—	—	327	327	267	594	—
Net income (loss)	—	—	—	(12,069)	—	—	(12,069)	(2,811)	(14,880)	—
Balance—December 31, 2017	73,822,001	$386	$490,200	$(224,001)	$(5,656)	$(52)	$260,877	$4,011	$264,888	$—
Stock-based compensation	—	—	11,301	—	—	—	11,301	—	11,301	—
Investments by noncontrolling interests	—	—	—	—	—	—	—	3,400	3,400	—
Issuance of common stock through vesting of restricted stock units and option exercises	1,184,642	8	72	—	—	—	80	—	80	—
Employee stock purchase plan	368,698	2	2,287	—	—	—	2,289	—	2,289	—
Tax withholding related to vesting of restricted stock units	—	—	(1,857)	—	—	—	(1,857)	—	(1,857)	—
Currency translation adjustment	—	—	—	—	—	(1,324)	(1,324)	(467)	(1,791)	—
Cash Flow Hedge and other	—	—	—	(4)	—	(456)	(460)	—	(460)	—
Net income (loss)	—	—	—	27,046	—	—	27,046	(2,411)	24,635	—
Balance—December 31, 2018	75,375,341	$396	$502,003	$(196,959)	$(5,656)	$(1,832)	$297,952	$4,533	$302,485	$—

	On Deck Capital, Inc.'s stockholders' equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total On Deck Capital, Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity	Redeemable Noncontrolling Interest
	Shares	Amount
Balance—December 31, 2018	75,375,341	$396	$502,003	$(196,959)	$(5,656)	$(1,832)	$297,952	$4,533	$302,485	$—
Stock-based compensation	—	—	10,001	—	—	—	10,001	—	10,001	—
Issuance of common stock through vesting of restricted stock units and option exercises	1,111,800	6	98	—	—	—	104	—	104	—
Employee stock purchase plan	570,970	3	3,440	—	—	—	3,443	—	3,443	—
Repurchases of common stock	(10,694,556)	—	—	—	(43,985)	—	(43,985)	—	(43,985)	—
Tax withholding related to vesting of restricted stock units	—	—	(1,959)	—	—	—	(1,959)	—	(1,959)	—
Fair value of redeemable noncontrolling interest resulting from business combination	—	—	—	—	—	—	—	—	—	16,444
Currency translation adjustment	—	—	—	—	—	889	889	(56)	833	74
Cash flow hedge and other	—	—	(12)	2	—	(390)	(400)	—	(400)	(1)
Net Income (loss)	—	—	—	27,955	—	—	27,955	(2,231)	25,724	(2,089)
Balance—December 31, 2019	66,363,555	$405	$513,571	$(169,002)	$(49,641)	$(1,333)	$294,000	$2,246	$296,246	$14,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$23,635	$24,635	$(14,880)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	173,369	148,541	152,926
Depreciation and amortization	6,433	7,802	9,951
Amortization of debt issuance costs	3,605	6,656	3,806
Stock-based compensation	10,964	11,819	12,515
Amortization of net deferred origination costs	66,955	58,121	48,755
Changes in servicing rights, at fair value	69	290	2,097
Gain on sales of loans	—	—	(2,485)
Unfunded loan commitment reserve	1,308	1,438	535
Gain on extinguishment of debt	—	—	(312)
Gain on lease termination	—	(1,481)	—
Loss on disposal of fixed assets	3,199	5,737	—
Amortization of intangibles	501	—	—
Changes in operating assets and liabilities:
Other assets	(15,059)	(4,972)	4,768
Accounts payable	2,476	1,535	(2,597)
Interest payable	(51)	119	208
Accrued expenses and other liabilities	4,992	5,595	(4,852)
Originations of loans held for sale	—	—	(49,813)
Capitalized net deferred origination costs of loans held for sale	—	—	(1,667)
Proceeds from sale of loans held for sale	—	—	51,463
Principal repayments of loans held for sale	—	—	1,135
Net cash provided by operating activities	282,396	265,835	211,553
Cash flows from investing activities
Purchases of property, equipment and software	(3,189)	(1,058)	(1,340)
Capitalized internal-use software	(9,265)	(5,385)	(2,919)
Originations of loans and finance receivables, excluding rollovers into new originations	(2,079,442)	(2,115,800)	(1,758,600)
Proceeds from sale of loans held for investment	—	—	24,826
Payments of net deferred origination costs	(69,426)	(66,682)	(46,133)
Principal repayments of loans and finance receivables	1,860,723	1,788,031	1,639,117
Purchase of loans	—	(801)	(13,840)
Acquisition of shares in business combination	(3,015)	—	—
Net cash used in investing activities	(303,614)	(401,695)	(158,889)
Cash flows from financing activities
Investments by noncontrolling interests	—	3,400	3,443
Tax withholding related to vesting of restricted stock units	(1,959)	(1,857)	(1,268)
Repurchases of common stock	(43,985)	—	—
Proceeds from exercise of stock options	98	78	454

	Year Ended December 31,
	2019	2018	2017
Purchase of interest rate cap	—	(1,725)	—
Issuance of common stock under employee stock purchase plan	2,228	1,435	1,838
Proceeds from the issuance of debt	761,424	759,171	211,781
Payments of debt issuance costs	(5,338)	(6,034)	(4,108)
Repayments of debt principal	(691,555)	(632,744)	(273,679)
Distribution to noncontrolling interest	—	—	(957)
Net cash (used in) provided by financing activities	20,913	121,724	(62,496)
Effect of exchange rate changes on cash and cash equivalents	(465)	(3,050)	670
Net increase (decrease) in cash, cash equivalents and restricted cash	(770)	(17,186)	(9,162)
Cash and cash equivalents at beginning of period	97,638	114,824	123,986
Cash, cash equivalents, and restricted cash at end of period	$96,868	$97,638	$114,824
Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$56,344	$59,859	$71,362
Restricted cash	40,524	37,779	43,462
Total cash, cash equivalents and restricted cash	$96,868	$97,638	$114,824

Supplemental disclosure of other cash flow information
Cash paid for interest	$40,004	$42,208	$41,918
Cash paid for taxes	$9,315	$—	$—
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$270	$243	$175
Unpaid principal balance of term loans rolled into new originations	$395,192	$368,385	$306,250
Establishment of lease liabilities from the adoption of ASU 2016-02	$37,630	$—	$—
Additional lease liabilities incurred during the respective year	$4,576	$—	$—
Establishment of right-of-use assets from the adoption of ASU 2016-02	$27,553	$—	$—
Additional right-of-use assets incurred during the respective year	$4,136	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Organization
On Deck Capital, Inc.’s principal activity is providing financing to small businesses located throughout the United States as well as Canada and Australia, through term loans, lines of credit, equipment finance loans and additionally in Canada through a variable pay product. We use technology and analytics to aggregate data about a business and then quickly and efficiently analyze the creditworthiness of the business using our proprietary credit-scoring model. We originate most of the loans in our portfolio and also purchase loans from an issuing bank partner. We subsequently transfer most of our loan volume into one of our wholly-owned subsidiaries for financing purposes.
In October 2018, we announced the launch of ODX, a wholly-owned subsidiary that helps banks digitize their small business lending process. ODX offers a combination of software, analytic insights, and professional services that allow banks to bring their small business lending process online.
In April 2019, we combined our Canadian operations with Evolocity Financial Group, or Evolocity, to create a new holding company in which we own a 58.5% majority interest. We have accounted for this transaction as a business combination and have consolidated the financial position and results of operations of the holding company. The noncontrolling interest has been classified as mezzanine equity because it was deemed to be a redeemable noncontrolling interest. See Note 3.
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
We own a 55% controlling interest in On Deck Capital Australia PTY LTD, or OnDeck Australia, and a 58.5% controlling interest in On Deck Canada Holdings, or OnDeck Canada. The remaining interests of those entities are owned by unrelated third parties. We consolidate the financial position and results of operations of these entities. The noncontrolling interest, which is presented as a separate component of our consolidated equity, represents the minority owners' proportionate share of the equity of the jointly owned entities. The noncontrolling interest is adjusted for the minority owners' share of the earnings, losses, investments and distributions.
During the year ended December 31, 2019, we changed the presentation of the revenue portion of our Consolidated Statements of Operations and Comprehensive Income to present new line items for "Net interest income" and "Net interest revenue, after credit provision" and "Total non-interest income." We no longer present the line items, "Gross revenue," "Total cost of revenue" and "Net revenue." "Gains on sales of loans" and "Other revenue" for the years ended December 31, 2018 and 2017, which were previously reported as components of "Gross revenue", have been recast to be presented as components of "Total non-interest income". "Interest expense" and "Provision for credit losses" for the years ended December 31, 2018 and 2017, which were previously reported as components of "Total cost of revenue", have been recast to be presented as components of "Net interest income" and "Net interest revenue, after credit provision", respectively. The change in presentation had no effect on our "Income (loss) from operations, before provision for income taxes" or "Net income (loss)". The new presentation solely repositions our existing financial statement line items and does not create any new financial statement line items except for new subtotals. The change was made to better align with industry standards and to reflect key metrics which we use to measure our business.

Revision of Prior Period Financial Statements
During the second quarter of 2019, we identified an immaterial error in our historical financial statements relating to the accrual of commissions on a portion of our renewal loans. The aggregate amount of the under-accrual was $2.4 million, approximately 90% of which relates to 2015 and subsequent periods and represents less than 1% of our total stockholders’ equity at March 31, 2019. The amount of the error in each of the impacted annual and interim periods was less than 1% of total commissions paid for such period.
In accordance with the SEC’s SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the error and concluded that the impact was not material to our financial statements for any prior annual or interim period. Accordingly, we have revised our previously reported financial information to correct the immaterial error contained in our Annual Report on Form 10-K for the twelve months ended December 31, 2018 and 2017. We will also revise previously reported financial information for this immaterial error in our future filings, as applicable.
A summary of revisions to certain previously reported financial information is presented in Note 15.
Segment Reporting
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. Based upon the way our CODM reviews financial information and makes operating decisions and considering that our CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance, our operations constitute a single operating segment and one reportable segment. Substantially all revenue was generated, and all assets were held in the United States during the years ended December 31, 2019, 2018 and 2017.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Significant estimates include allowance for credit losses, stock-based compensation expense, capitalized software development costs, the useful lives of long-lived assets, goodwill and valuation allowance for deferred tax assets. We base our estimates on historical experience, current events and other factors we believe to be reasonable under the circumstances. These estimates and assumptions are inherently subjective in nature; actual results may differ from these estimates and assumptions.
Cash and Cash Equivalents
Cash and cash equivalents include checking, savings and other short-term interest-bearing products. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.
Restricted Cash
Restricted cash represents funds held in accounts as reserves on certain debt facilities and as collateral for issuing bank partner transactions. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements.
Loans and Finance Receivables
Loans and finance receivables consist of term loans, lines of credit, and a variable pay product that require daily or weekly payments, and equipment finance loans which require monthly payments. We have both the ability and intent to hold these loans and finance receivables to maturity. When we originate a term loan, the borrower grants us a security interest in its assets which we may perfect by publicly filing a financing statement. Loans and finance receivables are carried at amortized cost, reduced by a valuation allowance for credit losses estimated as of the balance sheet date. In accordance with ASC Subtopic 310-20, Nonrefundable Fees and Other Costs, the amortized cost of a loan is equal to the unpaid principal balance, plus net deferred origination costs. Net deferred origination costs are comprised of certain direct origination costs, net of all loan origination fees received. Loan origination fees include fees charged to the borrower related to origination that increase the return on the loan yield. Loan and finance receivable origination costs are limited to direct costs attributable to originating a loan or finance receivable, including commissions and personnel costs directly related to the time spent by those individuals performing activities related to origination. Direct origination costs in excess of origination fees received are included in the portfolio balance and for term loans are amortized over the life of the term loan using the effective interest method, while for lines of credit they are amortized using the straight-line method over 12 months.
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

Allowance for Credit Losses
The allowance for credit losses (“ALLL”) is established with respect to our loans and finance receivables through periodic charges to the provision for credit losses. Credit losses are charged against the ALLL when we believe that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL.
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
Liability for Unfunded Loan Commitments and Off-Balance Sheet Credit Exposures
For our lines of credit, we estimate probable losses on unfunded loan commitments similarly to the ALLL process and include the calculated amount in accrued expenses and other liabilities. We believe the liability for unfunded loan commitments is sufficient to absorb estimated probable losses related to these unfunded credit commitments. The determination of the adequacy of the accrual is based on evaluations of the unfunded credit commitments, including an assessment of the probability of commitment usage, credit risk factors for lines of credit outstanding to these customers and the terms and expiration dates of the unfunded credit commitments. Upon adoption of the new Current Expected Credit Loss (CECL) standard on January 1, 2020, the liability for unfunded loan commitments will be eliminated and reversed into retained earnings as a transition adjustment.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price over the fair value of identifiable net assets of the acquired company. We review goodwill for impairment on an annual basis as of the end of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. When reviewing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We performed an impairment evaluation for the year ended December 31, 2019 and concluded there was no impairment of goodwill during this period. We did not have any goodwill recorded during the years ended December 31, 2018 and 2017 to evaluate for impairment.
Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Definite-lived intangible assets arising from our business combination with Evolocity include customer relationships, internally developed software, and trade names.
Redeemable Noncontrolling Interest
The agreement related to our business combination with Evolocity contains an option of the noncontrolling shareholders to require us to purchase their interest at fair value on the redemption date. Since this redemption is outside of our control, this interest is presented on our Consolidated Balance Sheet as Redeemable noncontrolling interest. These interests are classified as mezzanine equity and measured at the greater of fair value at the end of each reporting period or the historical cost basis of the noncontrolling interest adjusted for cumulative earnings allocations. Fair value was calculated using both the market and discounted cash flow approaches.
Revenue Recognition
Interest and Finance Income
We generate revenue primarily through interest and origination fees earned on loans originated and held to maturity. Additionally, we generate revenue through finance income earned on our finance receivables.
For term loans and finance receivables, we recognize interest and origination fee revenue over the terms of the underlying loans using the effective interest method. For lines of credit, we recognize interest income when earned in accordance with terms of the contract. Origination fees collected but not yet recognized as revenue are netted with direct origination costs and presented as a component of loans in our consolidated balance sheets.
Other Revenue
Other revenue includes fees generated by ODX, marketing fees earned from our issuing bank partner, monthly fees charged to customers for our line of credit, and referral fees from other lenders.

Stock-Based Compensation
In accordance with ASC Topic 718, Compensation—Stock Compensation, all stock-based compensation provided to employees, including stock options and restricted stock units, or RSUs, is measured based on the grant-date fair value of the awards and recognized as compensation expense on a straight-line basis over the period during which the award holder is required to perform services in exchange for the award (the vesting period). The fair value of stock options is estimated using the Black-Scholes-Merton Option Pricing Model. The use of the option valuation model requires subjective assumptions, including the fair value of our common stock, the expected term of the option and the expected stock price volatility, which is based on our stock as well as our peer companies. RSUs issued to employees and directors are measured based on the fair values of the underlying stock on the dates of grant. Additionally, the recognition of stock-based compensation expense requires an estimation of the number of options and RSUs that will ultimately be forfeited. Estimated forfeitures are subsequently adjusted to reflect actual forfeiture.
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
Advertising Costs
Advertising costs are expensed as incurred and are included within sales and marketing in our consolidated statements of operations. For the years ended December 31, 2019, 2018 and 2017, advertising costs totaled $11.4 million, $11.3 million and $15.0 million, respectively.
Foreign Currency
In accordance with ASC 830, Foreign Currency Matters, we have determined the functional currency of our subsidiary, OnDeck Australia, is the Australian dollar. During the fourth quarter of December 31, 2018, the Canadian dollar became the functional currency for our Canadian subsidiary. We translate the financial statements of these subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average exchange rates for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders' equity. As of December 31, 2019 and 2018, we recorded a translation gain of $0.9 million and a loss of $1.3 million, respectively. For the years ended December 31, 2019, 2018, and 2017, the remeasurement of transactions designated in currencies other than our functional currency resulted in a loss of $0.1 million, a loss of $1.4 million, and a gain of $1.6 million respectively, and was recorded within general and administrative expenses in our consolidated statements of operations.
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
Uncertain tax positions are recognized only when we believe it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. We recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. We did not have any accrued interest or penalties associated with material uncertain tax positions as of December 31, 2019 and 2018.
We file income tax returns in the United States for federal, state and local jurisdictions. We are no longer subject to U.S. federal, certain states, and local income tax examinations for years prior to 2016, with certain states no longer subject for years prior to 2014, although carryforward attributes that were generated prior to 2014 may still be adjusted upon examination by the Internal Revenue Service if used in a future period.

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
Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.
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
Diluted net income (loss) per common share includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” or “if converted” methods, as applicable. Diluted net income (loss) per common share is computed by using the weighted-average number of common shares outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, warrants and unvested restricted stock. For the years ended December 31, 2019 and December 31, 2018 our basic net income per common share was $0.38 and $0.36, respectively, and our diluted net income per common share was $0.36 and $0.34, respectively. Due to a net loss for the year ended December 31, 2017, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities was anti-dilutive.
Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue Recognition, which creates ASC 606, Revenue from Contracts with Customers, and supersedes ASC 605, Revenue Recognition. ASC 606 requires revenue to be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services and also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows from customer contracts. We adopted the new guidance effective January 1, 2018 and applied the modified retrospective method of adoption. Revenue generated in accordance with ASC 310, Receivables, and ASC 860, Transfers and Servicing, is explicitly excluded from the scope of ASC 606. Accordingly, our interest income and gains on loan sales were not affected by the adoption of ASC 606. Marketing fees from our issuing bank partner and ODX revenue were within the scope of ASC 606. The adoption of ASC 606 did not have a material effect and we did not record a cumulative effect at the date of initial application.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows.  ASU 2016-18 clarifies that transfers between cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are not part of the entity’s operating, investing, and financing activities, and details of those transfers should not be reported as cash flow activities in the statement of cash flows. It requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new standard effective January 1, 2018 using the retrospective transition method for each period presented and no longer present restricted cash as a reconciling item in our consolidated statement of cash flows. For the year ended December 31, 2017, the net cash used to fund our investing activities increased $1.0 million. The net decrease in cash and cash equivalents of $8.2 million as of December 31, 2017, became a net decrease in cash, cash equivalents and restricted cash of $9.2 million.
In February 2016, the FASB issued ASU 2016-02, Leases, which creates ASC 842, Leases, and supersedes ASC 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The new standard became effective for us on January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. We elected the prospective transition option provided by the ASU that would not require earlier periods to be restated upon adoption. We elected the package of practical expedients to not separate non-lease components from lease components for all classes of underlying assets afforded under the standard which permit an entity not to: (i) reassess whether existing or expired contracts are or contain a lease, (ii) reassess the lease classification, and (iii) reassess any initial direct costs for any existing leases. Our operating lease commitments, which were primarily real estate leases, were recognized as a $37.6 million lease liability when we adopted the new standard. We simultaneously recognized a $37.6 million right-of-use asset when we adopted the standard. Our right-of-use asset was partially offset by $10.1 million of existing deferred rent and lease incentives resulting in a net right-of-use asset of $27.6 million. Refer to Note 13 for additional information concerning our leases.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of providing additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted the new standard effective January 1, 2018 on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Under this guidance, an entity would not apply modification accounting if the fair value, the vesting conditions, and the classification of the awards (as equity or liability) are the same immediately before and after the modification. We adopted the new standard effective January 1, 2018 on a prospective basis for awards modified on or after the adoption date. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The effective date for the standard was for fiscal years beginning after December 15, 2018. We elected to early adopt this standard as of January 1, 2018 on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 12 for a discussion of our derivatives.
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance largely aligns the accounting for share-based payment awards issued to employees and non-employees, whereby the existing employee guidance will apply to non-employee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. In addition, any liability-classified awards that were not settled and equity-classified awards for which a measurement date had not been established by the adoption date are required to be remeasured at fair value as of the adoption date with a cumulative effect adjustment to opening retained earnings in the year of adoption. We adopted the new standard effective January 1, 2019 on a prospective basis. The adoption of this guidance did not have an impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted as of December 31, 2019
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 will change the impairment model and how entities measure credit losses for most financial assets. The standard requires entities to use the new expected credit loss impairment model which will replace the incurred loss model used today. The new guidance will be effective for us on January 1, 2020. At December 31, 2019, we have substantially completed the key requirements for adoption including model development, data acquisition and economic forecasts and we have completed parallel runs of the new process. Upon adoption, the $7 million liability for unfunded line of credit commitments previously included in Other liabilities was released and other transition related adjustments to the Allowance for credit losses were immaterial. On January 1, 2020, transition adjustments were recorded against retained earnings.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We will adopt this standard effective January 1, 2020 and do not expect the adoption to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements for fair value measurements under ASC 820, Fair Value Measurement. We will adopt this standard effective January 1, 2020 and do not expect the adoption to have a material impact on our consolidated financial statements.

3. Business Combination
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
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the business combination (in thousands):

Fair Value
Loans and finance receivables	$36,763
Intangibles and other assets (1)	2,810
Debt and other liabilities	(34,437)
Goodwill (1)	11,585
Net assets acquired	$16,721
(1) Goodwill, and Intangibles and other assets were included in Other Assets on the Consolidated Balance Sheet as of December 31, 2019.
The following table presents the changes in goodwill for the year ended December 31:

2019
Balance at beginning of the year	$—
Business combination with Evolocity	10,844
Measurement period adjustment	741
Foreign currency translation adjustment	(53)
Balance at end of year	$11,532

We consolidate the financial position and results of operations of the holding company.
Our business combination with Evolocity resulted in a redeemable noncontrolling interest, which has been classified as mezzanine equity due to the option of the noncontrolling shareholders to require us to purchase their interest. The redeemable noncontrolling interest was recorded at fair value of $16.1 million as a result of the business combination. The fair value was measured using a mix of a discounted cash flow and cost approach. These interests are classified as mezzanine equity and measured at the greater of fair value at the end of each reporting period or the historical cost basis of the noncontrolling interest adjusted for cumulative earnings allocations.
4. Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per common share is calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income (loss)	$23,635	$24,635	$(14,880)
Less: Net income (loss) attributable to noncontrolling interest	(4,320)	(2,411)	(2,811)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$27,955	$27,046	$(12,069)
Denominator:
Weighted-average common shares outstanding, basic	74,148,387	74,561,019	72,890,313
Net income (loss) per common share, basic	$0.38	$0.36	$(0.17)
Effect of dilutive securities	2,815,362	3,988,921	—
Weighted-average common shares outstanding, diluted	76,963,749	78,549,940	72,890,313
Net income (loss) per common share, diluted	$0.36	$0.34	$(0.17)
Anti-dilutive securities excluded	6,491,071	5,423,547	11,410,980
The difference between basic and diluted net income per common share has been calculated using the Treasury Stock Method based on the assumed exercise of outstanding stock options, the vesting of RSUs, PRSUs, and the issuance of stock under our employee stock purchase plan. Changes in the average market price of our stock can impact when stock equivalents are considered dilutive or anti-dilutive. For example, in periods of a declining stock price, stock equivalents have a greater likelihood of being recharacterized from dilutive to anti-dilutive. The following common share equivalent securities have been included in the calculation of dilutive weighted-average common shares outstanding:

	Year Ended December 31,
Dilutive Common Share Equivalents	2019	2018	2017
Weighted-average common shares outstanding	74,148,387	74,561,019	72,890,313
RSUs and PRSUs	559,257	1,145,311	—
Stock options	2,234,490	2,843,610	—
Employee stock purchase plan	21,615	—	—
Total dilutive common share equivalents	76,963,749	78,549,940	72,890,313
The following common share equivalent securities were excluded from the calculation of diluted net income per share attributable to common stockholders. Their effect would have been antidilutive for the twelve months ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
Anti-Dilutive Common Share Equivalents
Warrants to purchase common stock	—	22,000	22,000
RSUs and PRSUs	1,823,538	702,024	3,342,640
Stock options	4,215,151	4,525,996	7,918,853
Employee stock purchase plan	452,382	173,527	127,487
Total anti-dilutive common share equivalents	6,491,071	5,423,547	11,410,980
On July 29, 2019 we announced that our Board of Directors authorized the repurchase of up to $50 million of common stock with the repurchased shares to be retained as treasury stock and available for possible reissuance. Any share repurchases under the program will be made from time to time in the open market, in privately negotiated transactions or otherwise. The timing and amount of any share repurchases will be subject to market conditions and other factors as we may determine. The repurchase authorization expires August 31, 2020; however, we may suspend, modify or discontinue the program at any time in our discretion without prior notice. During the twelve months ended December 31, 2019 we repurchased 10,694,556 shares of common stock for $44.0 million.
On February 11, 2020 we announced that our Board of Directors authorized the repurchase of up to an additional $50 million of common stock under the repurchase program described above, with no expiration on the additional authorization. See Note 16 of Notes to Consolidated Financial Statements.
5. Interest Income
Interest income was comprised of the following components for the years ended December 31 (in thousands):

	2019	2018	2017
Interest and finance income	$494,349	$440,751	$382,983
Amortization of net deferred origination costs	(67,061)	(58,047)	(49,075)
Interest and finance income, net	427,288	382,704	333,908
Interest income on deposits and investments	1,135	240	132
Total interest and finance income	$428,423	$382,944	$334,040
6. Loans and Finance Receivables and Allowance for Credit Losses
Loans and finance receivables consisted of the following as of December 31 (in thousands):

	2019	2018
Term loans	$946,322	$956,755
Lines of credit	277,843	188,199
Other loans and finance receivables (1)	14,244	—
Total Unpaid Principal Balance	1,238,409	1,144,954
Net deferred origination costs	26,903	24,453
Total loans and finance receivables	$1,265,312	$1,169,407

(1)	Includes loans secured by equipment and our variable pay product.
As part of the business combination with Evolocity, on April 1, 2019 we acquired $36.8 million of term loans and finance receivables. No loans or finance receivables from third parties were purchased during 2019. During the year ended December 31, 2018, we paid $0.8 million to purchase term loans that we previously sold to a third party.
We include both loans we originate and loans funded by our issuing bank partner and later purchased by us as part of our originations. During the years ended December 31, 2019, 2018, and 2017 we purchased loans from our issuing bank partner in the amount of $409.6 million, $470.5 million, and $523.0 million respectively.
The change in the allowance for credit losses for the years ended December 31, consisted of the following (in thousands):

	2019	2018	2017
Balance at beginning of period	$140,040	$109,015	$110,162
Recoveries of previously charged off amounts	18,920	13,179	17,199
Loans and finance receivables charged off	(181,196)	(130,695)	(171,272)
Provision for credit losses	173,369	148,541	152,926
Allowance for credit losses at end of period	$151,133	$140,040	$109,015
When loans and finance receivables are charged off, we typically continue to attempt to recover amounts from the respective borrowers and guarantors, including, when we deem it appropriate, through formal legal action. Alternatively, we may sell previously charged-off loans to third-party debt buyers.  The proceeds from these sales are recorded as a component of the recoveries of loans previously charged off. For the twelve months ended December 31, 2019, 2018 and 2017 loans sold accounted for $0.9 million, $1.0 million and $8.3 million, respectively, of recoveries of loans previously charged off.
As of December 31, 2019 and December 31, 2018, our off-balance sheet credit exposure related to undrawn line of credit balances was $306.2 million and $264.2 million, respectively. The related reserve on unfunded loan commitments was $7.2 million and $5.9 million as of December 31, 2019 and December 31, 2018, respectively. Net adjustments to the liability for unfunded loan commitments are included in general and administrative expense. Upon adoption of the new Current Expected Credit Loss (CECL) standard on January 1, 2020, the reserve on unfunded loan commitments will be eliminated and reversed into retained earnings as a transition adjustment.
The following table contains information, regarding the unpaid principal balance we originated related to non-delinquent, paying and non-paying delinquent loans and finance receivables as of December 31, 2019 and December 31, 2018 (in thousands):

	2019	2018
Current loans and finance receivables	$1,098,064	$1,031,449
Delinquent: paying (accrual status)	38,514	54,427
Delinquent: non-paying (non-accrual status)	101,831	59,078
Total	$1,238,409	$1,144,954
The portion of the allowance for credit losses attributable to current loans and finance receivables was $71.0 million and $85.7 million as of December 31, 2019 and December 31, 2018, respectively, while the portion of the allowance for credit losses attributable to delinquent loans and finance receivables was $80.1 million and $54.3 million as of December 31, 2019 and December 31, 2018, respectively.
The following table shows an aging analysis of the unpaid principal balance related to loans and finance receivables by delinquency status as of December 31, 2019 and December 31, 2018 (in thousands):

	2019	2018
By delinquency status:
Current loans and finance receivables	$1,098,064	$1,031,449
1-14 calendar days past due	28,375	27,655
15-29 calendar days past due	17,383	14,665
30-59 calendar days past due	25,067	21,470
60-89 calendar days past due	22,004	19,031
90 + calendar days past due	47,516	30,684
Total unpaid principal balance	$1,238,409	$1,144,954
7. Property, Equipment and Software, net
Property, equipment and software, net, consisted of the following as of December 31 (in thousands):

	Estimated Useful Life	2019	2018
Computer/office equipment	36 months	$17,292	$15,107
Capitalized internal-use software	36 months	36,733	30,412
Leasehold improvements	Life of lease	12,770	11,761
Total property, equipment and software, at cost		66,795	57,280
Less accumulated depreciation and amortization		(46,463)	(40,580)
Property, equipment and software, net		$20,332	$16,700
Amortization expense on capitalized internal-use software costs was $4.0 million, $4.4 million and $4.9 million for the year ended December 31, 2019, 2018 and 2017, respectively, and is included as a component of technology and analytics in our consolidated statements of operations. For the year ended December 31, 2019 we recorded an impairment expense of $3.2 million on our capitalized internal-use software due to the decommission of certain technology components. For the year ended December 31, 2018, we disposed of a combined $5.7 million of computer and leasehold improvements in connection with lease terminations in parts of our New York and Colorado offices. The 2019 charge was included in technology and analytics expense and the 2018 charge was included in general and administration expense on the Consolidated Statements of Operations and Comprehensive Income.
8. Debt
The following table summarizes our outstanding debt as of December 31, 2019 and December 31, 2018 (in thousands):

				Outstanding
	Type	Maturity Date		Weighted Average Interest Rate at December 31, 2019	December 31, 2019	December 31, 2018
Debt:
OnDeck Asset Securitization Trust II LLC 2018-1	Securitization	April 2022	(1)	3.8%	$225,000	$225,000
OnDeck Asset Securitization Trust II LLC 2019-1	Securitization	November 2024	(2)	3.0%	125,000	—
OnDeck Account Receivables Trust 2013-1	Revolving	March 2022	(3)	3.4%	129,512	117,664
Receivable Assets of OnDeck, LLC	Revolving	September 2021	(4)	3.3%	94,099	113,631
OnDeck Asset Funding II LLC	Revolving	August 2022	(5)	4.7%	123,840	109,568
Prime OnDeck Receivable Trust II	Revolving	March 2022	(6)	3.8%	—	108,816
Loan Assets of OnDeck, LLC	Revolving	October 2022	(7)	3.4%	120,665	100,000
Corporate line of credit	Revolving	January 2021	(8)	4.7%	40,000	—
International and other agreements	Various	Various	(9)	4.9%	64,585	47,318
				3.8%	922,701	821,997
Deferred debt issuance cost					(7,706)	(5,766)
Total Debt					$914,995	$816,231

(1)	The period during which new loans may be purchased under this securitization transaction expires in March 2020.

(2)	The period during which new loans may be purchased under this securitization transaction expires in October 2021.

(3)	The period during which new borrowings may be made under this facility expires in March 2021.

(4)	The period during which new borrowings of Class A revolving loans may be made under this debt facility expires in December 2020.

(5)	The period during which new borrowings may be made under this facility expires in August 2021.

(6)	The period during which new borrowings may be made under this facility expires in March 2021.

(7)	The period during which new borrowings may be made under this debt facility expires in April 2022.

(8)
On July 19, 2019, the Company entered into an agreement which increased the commitment under its corporate revolving debt facility by $20 million. See Note 8 of Notes to Consolidated Financial Statements.

(9)
Other Agreements include, among others, our local currency debt facilities in Australia and Canada. The periods during which new borrowings may be made under the various agreements expire between January 2020 and June 2021. Maturity dates range from January 2020 through December 2022.

Certain of our loans are transferred to our special purpose vehicle subsidiaries and are pledged as collateral for borrowings in our funding debt facilities and for the issuance in our securitization. These loans totaled $1.1 billion and $1.0 billion as of December 31, 2019 and December 31, 2018, respectively. Our corporate debt facility includes a blanket lien on substantially all of our assets.
During the three years ended December 31, 2019, the following significant activity took place related to our debt facilities:
RAOD Agreement
On May 25, 2017, we renewed the RAOD facility with amended terms which provided for an extension of the revolving commitment period from May 2017 to November 2018; a decrease in the interest rate to LIBOR plus 2.5% from LIBOR plus 3.0%; and various technical, definitional, conforming and other changes. On December 15, 2017, we renewed the RAOD facility with amended terms which provided for the addition of a Class B revolving loan commitment of $19.7 million. On November 19, 2018, the RAOD Agreement was amended to extend the revolving commitment period to December 31, 2018. On December 17, 2018, we again renewed the RAOD facility with amended terms which provided for an extension of the revolving commitment period to December 17, 2020; an extension of the maturity in respect of the $100 million Class A revolving loans to no later than September 17, 2021; an extension of the maturity in respect of the $19.7 million Class B revolving loans to December 17, 2019; a decrease in the weighted average variable interest rate to 1 month LIBOR plus 2.45%; and various technical, definitional, conforming and other changes. On December 13, 2019, we optionally prepaid and terminated the Class B revolving commitment of the RAOD facility in full.
ODAC Agreement
On May 4, 2017, we renewed the ODAC facility with amended terms, which provided for an increase in the revolving commitments from $75 million to $100 million and an extension of the revolving commitment period from May 2017 to May 2019. The interest rate decreased to LIBOR (minimum of 0.75%) plus 7.25% from LIBOR (minimum of 0.0%) plus 9.25% and the advance rate increased from 75% to 85%. On August 8, 2018, our wholly-owned subsidiary, On Deck Asset Company, LLC, optionally prepaid in full and terminated the ODAC facility.
ODAST II Agreement
On May 17, 2016, we, through a wholly-owned subsidiary, OnDeck Asset Securitization Trust II LLC, or ODAST II, entered into a $250 million asset-backed securitization facility with Deutsche Bank Trust Company Americas, as indenture trustee. The notes under the facility were issued in two classes; Class A in the amount of $211.5 million and Class B in the amount of $38.5 million (collectively, the “2016-1 Notes”). The Class A and Class B notes had a fixed interest of 4.21% and 7.63%, respectively. Interest only payments would have begun in June 2016 and would have been payable monthly through May 2018. Beginning June 2018, monthly payments would have consisted of both principal and interest with a final maturity of May 2020. Concurrent with the closing of the ODAST II 2016-1 Notes securitization, we voluntarily prepaid in full $175 million of funding debt outstanding from our prior asset-backed securitization transaction.
On April 17, 2018, ODAST II issued $225 million in initial principal amount of fixed-rate asset backed offered notes in a securitization transaction (the “Offered 2018-1 Notes”) and concurrent with such issuance, ODAST II voluntarily prepaid in full the 2016-1 Notes. The Offered 2018-1 Notes were issued in four classes; Class A in the amount of$177.5 million, Class B in the amount of $15.5 million, Class C in the amount of $20.0 million and Class D in the amount of $12.0 million. The Offered 2018-1 Notes bear interest at a fixed rate of 3.50%, 4.02%, 4.52% and 5.85% for the Class A, Class B, Class C and Class D, respectively. Interest only payments began in May 2018 and are payable monthly through April 2020. Beginning May 2020, monthly payments will consist of both principal and interest with a final maturity of April 2022.
On November 15, 2019, ODAST II issued $125 million in initial principal amount of fixed-rate asset backed offered notes in a securitization transaction (the “Series 2019-1 Notes”). The notes were issued in five classes with a weighted average fixed interest rate of 3.04%. The revolving period expires on October 31, 2021 and the final maturity date is November 2024. The net proceeds of this transaction were used to purchase small business loans from the Company that were pledged as collateral for the Series 2019-1 Notes. The Company used substantially all the proceeds from ODAST II to purchase such small business loans from certain of its subsidiaries, including PORT II (defined below).  PORT II has applied such proceeds to repay previously drawn revolving balances under the PORT II Facility described below.  Amounts repaid under that facility may be re-borrowed in accordance with its terms.

ODART Agreement
On March 20, 2017, we entered into an amendment and restatement of the ODART facility which provided for a $50 million increase in the maximum amount of the Class A revolving loans and an increase up to $1.8 million in the maximum amount of the Class B revolving loans, thereby increasing the total facility size up to $214.1 million, an extension of the revolving commitment period during which OnDeck Account Receivables Trust 2013-1 (“ODART”) may utilize funding capacity under ODART facility to March 20, 2019, a borrowing base advance rate for the Class A revolving loans of 85% and a borrowing base advance rate for the Class B revolving loans of 91%; and various technical, definitional, conforming and other changes. Subsequent to December 31, 2018, we entered into an amendment to the ODART facility to convert the $14.1 million of Class B revolving loans from uncommitted loans to committed loans.
On March 12, 2019, we amended the ODART facility to a commitment amount of $180 million, a borrowing rate of 1-month LIBOR plus 1.75%, a borrowing base advance rate of 80%, and made various technical, definitional, conforming and other changes. Additionally, the period during which new borrowings may be made under this facility was extended to March 2021and the final maturity date was extended to March 2022.
ODAF Agreement
On February 14, 2017, we entered into an amendment of the ODAF I facility which provided for an increase in the Lenders' revolving commitment from an aggregate amount of $100 million to $150 million, the extension of the revolving commitment termination date by approximately six months to February 14, 2019, and various technical, definitional, conforming and other changes. On August 14, 2018, our wholly-owned subsidiary, OnDeck Asset Funding I LLC, ODAF I voluntarily prepaid in full and terminated the ODAF facility.
ODAF II Agreement
On August 8, 2018, our wholly-owned subsidiary, OnDeck Asset Funding II LLC, established a new asset-backed revolving debt facility with a commitment amount of $175 million, a borrowing base advance rate of up to 87.5% and an interest rate of 1-month LIBOR plus 3.0%. The period during which new borrowings may be made under this facility expires on August 6, 2021 and the final maturity date is August 8, 2022. Concurrent with closing this facility, the Company optionally prepaid in full and terminated the ODAC facility.
PORT II Agreement
On November 19, 2018 we amended the PORT II facility to extend the revolving commitment period to March 8, 2019. On March 12, 2019, we amended the PORT II facility to increase the borrowing capacity from $125 million to $180 million, amend the borrowing rate to the CP Conduit Rate plus 1.75%, amend the borrowing base advance rate to 80%, and made various technical, definitional, conforming and other changes. Additionally, the period during which new borrowings may be made under this facility was extended to March 2021 and the final maturity date was extended to March 2022.
On November 15, 2019, PORT II amended its asset-backed revolving debt facility to reduce the revolving commitment of the PORT Facility from $180.0 million to $75 million. The amendment did not alter or modify the Company's option to prepay without premium, penalty or additional fee.
LAOD Agreement
On April 13, 2018, our wholly-owned subsidiary, Loan Assets of OnDeck, LLC, or LAOD, established a new asset-backed revolving debt facility with a commitment amount of $100 million, a borrowing base advance rate of 84.5% and an interest rate of 1-month LIBOR plus 2.0%. The period during which new borrowings may be made under this facility expires on April 13, 2022 and the final maturity date is October 13, 2022.
On February 8, 2019, we entered into an amendment which increased the revolving commitment amount by $50 million and reduced the interest rate margin over 1-month LIBOR by 0.25%, as well as made various technical, definitional, conforming and other changes.
Square 1 Agreement
On October 4, 2018, we further amended the Square 1 Agreement to extend the maturity date of the facility to January 2019 and make various technical, definitional, conforming and other changes. In January 2019, we voluntarily prepaid in full and terminated the Square 1 Agreement.
Corporate Revolving Debt Facility
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
Australia Credit Suisse Facility
On July 2, 2019, we amended our Australian debt facility. The commitment increased from AUD $75 million to AUD $150 million. The period during which new borrowings may be made under this facility expires in June 2021 and the final maturity is in December 2021.
Canadian Mezzanine Debt
On October 1, 2019, we fully paid down the Canadian mezzanine debt of CAD $20 million which had a 12% interest rate.

As of December 31, 2019, future maturities of our outstanding debt were as follows (in thousands):

2020	$12,630
2021	186,054
2022	599,017
2023	—
Thereafter	125,000
Total	$922,701

9. Income Taxes
Our financial statements include a total income tax (benefit) expense of $(3.5) million, $0.0 million and $0.0 million on income (loss) from operations, before income taxes of $20.1 million, $24.6 million and $(14.9) million for the years ended December 31, 2019, 2018 and 2017, respectively. The components of the income tax provision (benefit) are as follows:

	2019	2018	2017
Current tax expense (benefit)	$6,726	$—	$—
Deferred tax expense (benefit)	(10,239)	—	—
Total income tax provision (benefit)	$(3,513)	$—	$—
Substantially all of our current and deferred tax expense was driven by our U.S. Federal tax expense as compared to our state and foreign tax expense.
A reconciliation of the difference between the provision for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	34.0%
Effect of:
Foreign operations	(9.9)%	—%	—%
Share based and officers' compensation	1.3%	—%	—%
State income taxes, net of federal tax benefit	6.5%	—%	—%
Change in valuation allowance	(15.7)%	(21.4)%	(36.5)%
Research and development and other tax credits	(20.7)%	0.4%	2.5%
Income tax provision effective rate	(17.5)%	—%	—%

The significant components of our deferred tax asset were as follows as of December 31 (in thousands):

	2019	2018
Deferred tax assets relating to:
Net operating loss carryforwards	$7,439	$4,104
Loan loss reserve	35,452	33,691
Deferred compensation	6,967	5,839
Imputed interest income	532	415
Leases	1,389	1,207
Unrealized loss	345	545
Miscellaneous items	1,345	613
Total gross deferred tax assets	53,469	46,414
Deferred tax liabilities:
Property, equipment and software	3,011	3,151
Origination costs	5,848	5,685
Total gross deferred tax liabilities	8,859	8,836
Net deferred tax asset	44,610	37,578
Less: valuation allowance	(34,373)	(37,578)
Net deferred tax asset less valuation allowance	$10,237	$—
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and planned tax strategies in making this assessment. After considering these factors, we have concluded that it is more likely than not that we will realize a portion of the benefit of these deductible differences in the future. In 2019, we released $7.5 million of our valuation allowance which was recorded as benefit to our provision for (benefit from) income taxes on our Consolidated Statement of Operations and Comprehensive Income.
Deductions that are not deemed more likely than not to withstand examination by a taxing authority are considered to be "uncertain tax positions" as defined in ASC 740 Income Taxes. We previously claimed deductions on our U.S. federal tax return for certain expenses related to our initial public offering that were validated at the level of substantial authority, but did not exceed the "more likely than not" threshold. We estimated the tax-effected exposure of these deductions to be approximately $2.2 million. These deductions did not result in any change to our prior year tax payable or our provision for income taxes as they only increased our deferred tax asset as well as the corresponding valuation allowance. In 2019, the U.S. Internal Revenue Service notified us that they agreed with our position and allowed the deduction. At December 31, 2019, we did not maintain any material uncertain tax positions.
Our net operating loss carryforwards for U.S. federal and state income tax purposes for 2019 were not or are not expected to be material. Our net operating loss carryforwards for federal income tax purposes were approximately $3.7 million and $69.6 million at December 31, 2018 and 2017, respectively, and if not utilized, will expire at various dates beginning in 2027. State post-apportioned net operating loss carryforwards were $14.9 million and $36.7 million at December 31, 2018 and 2017, respectively. Net operating loss carryforwards and tax credit carryforwards reflected above may be limited due to historical and future ownership changes.
We are no longer subject to U.S. federal, certain state and local income tax examinations for years prior to 2016, with certain states no longer subject for years prior to 2014, although carryforward attributes that were generated prior to 2014 may still be adjusted upon examination by the Internal Revenue Service if used in a future period.

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
The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap	$—	$1,253	$—	$1,253
Total assets	$—	$1,253	$—	$1,253
There were no transfers between levels for the year ended December 31, 2019 and December 31, 2018.
Assets and Liabilities Disclosed at Fair Value
Because our loans and finance receivables and fixed-rate debt are not measured at fair value, we are required to disclose their fair value in accordance with ASC 825. The carrying value of our variable rate debt approximates fair value. Due to the lack of transparency and comparable loans, we utilize an income valuation technique to estimate fair value. We utilize industry-standard modeling, such as discounted cash flow models, to arrive at an estimate of fair value and may utilize third-party service providers to assist in the valuation process. This determination requires significant judgments to be made. The following tables summarize the carrying value and fair value of our loans and finance receivables and fixed-rate debt (in thousands):

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans and finance receivables, net	$1,114,179	$1,241,893	$—	$—	$1,241,893
Total assets	$1,114,179	$1,241,893	$—	$—	$1,241,893

Liabilities:
Fixed-rate debt	$350,000	$337,510	$—	$—	$337,510
Total fixed-rate debt	$350,000	$337,510	$—	$—	$337,510

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans and finance receivables, net	$1,029,367	$1,155,464	$—	$—	$1,155,464
Total assets	$1,029,367	$1,155,464	$—	$—	$1,155,464

Liabilities:
Fixed-rate debt	$232,972	$226,965	$—	$—	$226,965
Total fixed-rate debt	$232,972	$226,965	$—	$—	$226,965
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
Options
The following table summarizes the assumptions used for estimating the fair value of stock options granted under our equity plans for the years ended December 31:

	2018	2017
Risk-free interest rate	2.82% - 3.13%	2.32% - 2.42%
Expected term (years)	5.3	5.0
Expected volatility	35% - 37%	42% - 44%
Dividend yield	—%	—%
Weighted-average grant date fair value per share	$2.12	$1.66
No options were granted for the year ended December 31, 2019.
The following is a summary of option activity for the year ended December 31, 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	7,932,782	$5.86	—	—
Exercised	(528,006)	$2.33	—	—
Expired	(582,557)	$11.16	—	—
Outstanding at December 31, 2019	6,822,219	$5.68	5.1	$8,648
Exercisable at December 31, 2019	6,133,031	$5.68	4.8	$8,648
Vested or expected to vest as of December 31, 2019	6,789,430	$5.68	5.1	$8,648
Total compensation cost related to non-vested option awards not yet recognized as of December 31, 2019 was $1.3 million and will be recognized over a weighted-average period of 1.9 years. The aggregate intrinsic value of employee options exercised during the years ended December 31, 2019, 2018 and 2017 was $1.7 million, $3.1 million and $5.3 million, respectively.

Restricted Stock Units

The following table is a summary of activity in RSUs and Performance Restricted Stock Units, or PRSUs for the year ended December 31, 2019:

	Number of RSUs and PRSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2019	3,307,561	$6.00
RSUs and PRSUs Granted	2,733,080	$5.13
RSUs and PRSUs Vested	(1,142,074)	$6.55
RSUs and PRSUs Forfeited/Expired	(713,007)	$5.79
Unvested at December 31, 2019	4,185,560	$5.32
Expected to vest after December 31, 2019	3,420,164	$5.36

In 2016, in addition to granting RSUs, we also granted 194,207 PRSUs. For each of the three annual performance periods, one-third (1/3) of the total PRSUs may vest each year depending upon achievement of performance-based targets. Participants have the ability to earn up to 150% of the baseline award based on certain levels of achievement in excess of the relevant target performance level or could earn less than the baseline award, or nothing at all, based on certain levels of achievement below the relevant target performance level. Measurement of performance is based on a 12-month period ending June 30 of each year. The first tranche did not vest due to the performance-based targets not being achieved. The second tranche was granted with a grant date fair value of $4.67 during the year ended December 31, 2017. In October 2018, a total of 37,143 shares were awarded based on our performance metrics for the second tranche, which paid out 136% of the baseline award. The third tranche was granted with a grant date fair value of $6.71 during the year ended December 31, 2018. In November 2019, a total of 29,349 shares were awarded based on our performance metrics for the third tranche, which paid out 104.5% of the baseline award.
In 2018 we granted a second, separate, performance plan. The new plan runs over three annual performance periods, also with one-third (1/3) of the total PRSUs vesting each year depending upon achievement of performance-based targets. In total 138,953 shares were granted, with a grant date fair value of $5.19 for the first tranche granted in 2018. Measurement of performance is based on a 12-month period ending December 31 of each year. In May 2019, a total of 66,893 shares were awarded based on our performance metrics for the first tranche, which paid out 145.8% of the baseline award. The second tranche was granted with a grant date fair value of $5.19 during the year ended December 31, 2019.
In 2019 we granted 221,746 PRSUs under a separate performance plan. The plan is measured on one performance period, which was the full year of 2019 and vests over three years. The first tranche will vest in February 2020 and be paid out 55% of the baseline award.
As of December 31, 2019, there was $13.4 million of unrecognized compensation cost related to unvested RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan
As of December 31, 2019, there was $0.3 million of unrecognized compensation expense related to the Employee Stock Purchase Plan ("ESPP").
The assumptions used to calculate our Black-Scholes-Merton Option Pricing Model for each stock purchase right granted under the ESPP were as follows for the year ended December 31:

	2019	2018	2017
Risk-free interest rate	1.84%	2.10%	1.17%
Expected term (years)	0.67	0.50	0.50
Expected volatility	42%	47%	37%
Stock-based compensation expense related to stock options, RSUs, PRSUs and the ESPP are included in the following line items in our accompanying consolidated statements of operations for the year ended December 31 (in thousands):

	2019	2018	2017
Sales and marketing	$1,709	$2,012	$2,429
Technology and analytics	3,050	2,647	2,300
Processing and servicing	426	385	483
General and administrative	5,781	6,775	7,303
Total	$10,966	$11,819	$12,515
401(k) Plan
We maintain a 401(k) defined contribution plan that covers substantially all of our employees. Participants may elect to contribute their annual compensation up to the maximum limit imposed by federal tax law. During the years ended December 31, 2019, 2018 and 2017 we had $1.8 million, $1.2 million, and $1.2 million, respectively, in employer related match expense.

12. Derivatives and Hedging
We are subject to interest rate risk as a result of borrowing at fixed and variable rates but lending only at fixed rates. In December 2018 we entered into an interest rate cap, which is a derivative instrument, to manage our interest rate risk on a portion of our variable-rate debt. We do not use derivatives for speculative purposes. The interest rate cap is designated as a cash flow hedge. In exchange for our up-front premium, we would receive variable amounts from a counterparty if interest rates rise above the strike rate on the contract. The interest rate cap agreement is for a notional amount of $300 million and has a maturity date of January 2021.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the changes in the fair value of the derivative are recorded in Accumulated Other Comprehensive Income, or AOCI, and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that $0.8 million will be reclassified as an increase to interest expense over the next 12 months.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31 (in thousands):

Derivative Type	Classification	2019	2018
Assets:
Interest rate cap agreement	Other Assets	$—	$1,253

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income as of December 31 (in thousands):

	2019	2018
Amount Recognized in OCI on Derivative:
Interest rate cap agreement	$391	$456

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31 (in thousands):

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Year Ended December 31,
	2019	2018	2017
Interest expense	$(855)	$(16)	$—

13. Commitments and Contingencies
Lease Commitments
Operating Leases
On January 1, 2019 we adopted ASC 842, Leases and account for our long-term leases under this standard. As of December 31, 2019, all of our current leases are classified as operating leases and related to office space. We act as the lessee in a majority of our lease contracts, although we sublease one of our spaces to a third party. All of our leases have fixed rental payments, with lease terms described below. Under ASC 842, we recognize lease expense for our long-term leases on a straight-line basis throughout each lease's term.
Our total lease liability, which is included in Other Liabilities on the Consolidated Balance Sheet, was $38.0 million at December 31, 2019. Our lease liability was determined using our incremental borrowing rate, based on information available when we adopted ASC 842, Leases, on January 1, 2019. Using our corporate line of credit's borrowing spread at adoption, and factoring in additional risk given the length of our lease terms, our incremental borrowing rate on that transition date was estimated to be 7.2%. For the year ended December 31, 2019 we paid $6.8 million in connection with our operating leases which is included in the cash flows from operating activities on our Consolidated Statements of Cash Flow.
Our right-of-use asset, which is included in Other Assets on the Consolidated Balance Sheet, was $28.2 million at December 31, 2019. Our total long-term operating lease cost, included in our lease liability and right-of-use asset balances for the twelve months ended December 31, 2019 was $6.0 million and allocated within operating expenses. Our weighted average remaining lease term is 7.0 years and we utilized a weighted average discount rate of approximately 7.0%.
In September 2019, we amended our lease in Arlington, Virginia. The new lease provides for a five-month rent holiday followed by an average monthly fixed rent payment of approximately $0.1 million, subject to escalations, and is scheduled to expire in May 2028. Our lease liabilities and right-of-use asset balances were updated accordingly on the Consolidated Balance Sheet to reflect the impact of the amendment. The incremental borrowing rate used in the calculation of our amended lease liability for our Virginia lease was 6.0%.
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
For all spaces delivered to us under the New York lease as of December 31, 2019, our average monthly fixed rent payment will be approximately $0.4 million, subject to escalations, and our lease term is scheduled to expire in December 2026.
We currently lease space in Denver, Colorado as the subtenant. As of December 31, 2019, our average monthly fixed rent payment will be approximately $0.1 million, subject to escalations and our lease term is scheduled to expire in April 2026.
On March 29, 2018, we terminated our lease obligation with respect to a portion of our Denver office which accounted for approximately 38% of our total Denver office space. Our lease of that space was previously scheduled to continue through April 2026. As part of the termination, we paid a surrender fee and related charges of approximately $0.9 million and recorded a net charge of approximately $1.0 million in the quarter ended March 31, 2018. As of December 31, 2019, our average monthly fixed rent payment for Denver sublease will be approximately $0.1 million, subject to escalations.
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
In the aggregate, the termination of our New York and Denver leases reduced future required rental payments by approximately $23.0 million through 2026.
Rent expense incurred totaled $6.3 million, $3.9 million and $7.1 million for the years ended December 31, 2019, 2018, and 2017. The 2018 rent expense is net of certain credits associated with the lease terminations. Excluding those credits, rent expense for 2018 was $5.3 million.

Lease Commitments
The following is a maturity analysis of the annual undiscounted cash flows of our operating lease liabilities as of December 31, 2019.

For the years ending December 31,	Operating Leases
2020	$6,843
2021	6,665
2022	6,655
2023	6,249
2024	7,035
Thereafter	14,758
Total lease payments	$48,205
Less: Imputed Interest	10,224
Total Lease Liability	$37,981

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
Concentrations of Revenue
The top states in which we, or our issuing bank partner, originated loans were California, Florida, Texas and New York representing approximately 14%, 9%, 9% and 6% of our total loan originations in 2019 and 15%, 9%, 9% and 7% in 2018, respectively. These geographic concentrations expose us to risks associated with localized natural disasters, local political or economic forces as well as state-level regulatory risks.

Contingencies
We are involved in lawsuits, claims and proceedings incidental to the ordinary course of our business.  We review the need for any loss contingency accruals and establish an accrual when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated.  When and to the extent that we do establish a reserve, there can be no assurance that any such recorded liability for estimated losses will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time. We believe that the ultimate resolution of current matters will not have a material adverse effect on our consolidated financial statements.
14. Quarterly Financial Information (unaudited)
The following table contains selected unaudited financial data for each quarter of 2019 and 2018. The unaudited information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. We believe that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. All amounts are stated in thousands of dollars, except per share data which is stated in dollars.

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net interest income	$98,079	$96,947	$94,260	$94,467	$93,958	$87,589	$79,964	$74,357
Net interest income, after credit provision	$54,048	$53,851	$51,309	$51,176	$54,105	$48,487	$46,671	$38,064
Net income (loss)	$7,997	$8,142	$2,168	$5,328	$13,260	$9,338	$4,612	$(2,576)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$9,310	$8,684	$4,295	$5,666	$13,864	$9,610	$5,628	$(2,058)
Net income (loss) per share attributable to On Deck Capital, Inc. common stockholders:
Basic	$0.13	$0.12	$0.06	$0.08	$0.18	$0.13	$0.08	$(0.03)
Diluted	$0.13	$0.11	$0.05	$0.07	$0.17	$0.12	$0.07	$(0.03)

15. Revision of Prior Period Financial Statements
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

Revised Consolidated Balance Sheet as of December 31, 2018 (in thousands):

	As Reported	Adjustment	As Revised
Loans and finance receivables	$1,169,157	$250	$1,169,407
Total assets	$1,161,570	$250	$1,161,820
Accrued expenses and other liabilities	$34,654	$2,054	$36,708
Total liabilities	$857,281	$2,054	$859,335
Accumulated deficit	$(195,155)	$(1,804)	$(196,959)
Total On Deck Capital, Inc. stockholders' equity	$299,756	$(1,804)	$297,952
Total stockholders' equity	$304,289	$(1,804)	$302,485
Revised Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Year Ended December 31, 2018				Year Ended December 31, 2017
	As Reported		Adjustment	As Revised	As Reported		Adjustment	As Revised
Interest and finance income	$383,579		$(635)	$382,944	$334,575		$(535)	$334,040
Gross Revenue	$398,376		$(635)	$397,741	$350,950		$(535)	$350,415
Net Revenue	$202,760	(1)	$(635)	$202,125	$151,825	(1)	$(535)	$151,290
Income (loss) from operations, before provision for income taxes	$25,270	(1)	$(635)	$24,635	$(14,345)	(1)	$(535)	$(14,880)
Net income (loss)	$25,270		$(635)	$24,635	$(14,345)		$(535)	$(14,880)
(1) Includes a prior period reclassification to include interest expense as funding costs.
Revised Earnings per Share

	Year Ended December 31, 2018		Year Ended December 31, 2017
	As Reported	As Revised	As Reported	As Revised
Net income (loss) per common share, basic	$0.37	$0.36	$(0.16)	$(0.17)
Net income (loss) per common share, diluted	$0.35	$0.34	$(0.16)	$(0.17)

Revised Consolidated Statements of Cash Flows
We revised our condensed consolidated statement of cash flows for the twelve months ended December 31, 2018 and December 31, 2019 periods to reflect the correction of the error, which had no impact to net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities in the period.

16. Subsequent Events
On February 11, 2020, we announced that our Board of Directors had authorized up to an additional $50 million of repurchases under our previously announced common share repurchase program.
Subsequent to December 31, 2019, and through February 28, 2020, we repurchased approximately 8.1 million shares of our common stock for an aggregate purchase price of approximately $32.9 million. Those subsequent activities included a 7,062,396 share block we repurchased for approximately $28.6 million on February 21, 2020 from an institutional investor in a private transaction the seller initiated. Prior to that transaction, the seller had beneficially owned more than 5% of our outstanding common stock.

Subsequent to December 31, 2019 we entered into an agreement to sublease a portion of our New York office space. The sublease will expire in December 2026. Our aggregate cash to be received as the sublessor will total approximately $11 million through 2026. We will remain primary obligor under our original lease.

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
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In accordance with guidance issued by the SEC, we are permitted to exclude acquisitions from our final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred while integrating the acquired operations. Our evaluation of internal control over financial reporting as of December 31, 2019 excluded the internal control activities of Evolocity which was acquired on April 1, 2019. Evolocity contributed less than 3% of total assets and net interest income to our consolidated financial statements as of and for the year ended December 31, 2019. Based on this assessment and those criteria, our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, which we refer to as our 2020 Proxy Statement, and is incorporated herein by reference.
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
The information required by this item will be included under the captions “Executive Compensation” and under the subheadings “Board’s Role in Risk Oversight,” “Non-Employee Director Compensation,” “Outside Director Compensation

Policy,” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and under the subheading “Potential Payments upon Termination or Change in Control” and “Equity Benefit and Stock Plans” under the heading “Executive Compensation” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Director Independence” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be included under the caption “Proposal Two: Ratification of Selection of Independent Registered Public Accountants” in the 2020 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)     The following documents are filed as part of this report:
1.     Financial Statements (see Part II, Item 8 - Consolidated Financial Statements and Supplementary Data)
Consolidated Statements of Income — Years Ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2019, 2018 and 2017.
Consolidated Balance Sheets — December 31, 2019 and 2018.
Consolidated Statements of Cash Flows — Years Ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interest — Years Ended December 31, 2019, 2018 and 2017.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
2.     Financial Statement Schedules:
The schedules are omitted because they are not required or because the information is set forth in the financial statements or the notes thereto.
3.    Exhibits
See Exhibit Index following Signatures.

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Deck Capital, Inc.

/s/ Kenneth A. Brause
Kenneth A. Brause Chief Financial Officer (Principal Financial Officer)
Date: February 28, 2020

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia Chief Accounting Officer (Principal Accounting Officer)
Date: February 28, 2020
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

Signature	Title	Date

/s/ Noah Breslow	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020
Noah Breslow

/s/ Kenneth A. Brause	Chief Financial Officer (Principal Financial Officer)	February 28, 2020
Kenneth A. Brause

/s/ Nicholas Sinigaglia	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2020
Nicholas Sinigaglia

/s/ Chandra Dhandapani	Director	February 28, 2020
Chandra Dhandapani

/s/ Daniel Henson	Director	February 28, 2020
Daniel Henson

/s/ Bruce P. Nolop	Director	February 28, 2020
Bruce P. Nolop

/s/ Manolo Sánchez	Director	February 28, 2020
Manolo Sánchez

/s/ Jane J. Thompson	Director	February 28, 2020
Jane J. Thompson

/s/ Ronald F. Verni	Director	February 28, 2020
Ronald F. Verni

/s/ Neil E. Wolfson	Director	February 28, 2020
Neil E. Wolfson

Exhibit Index

Exhibit Number	Description	Filed / Incorporated by Reference from Form *	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	12/22/2014
3.2	Amended and Restated Bylaws	10-Q	3.2	11/6/2018
4.1	Form of common stock certificate	S-1	4.1	11/10/2014
4.2	Description of Registrant's Securities	Filed herewith.
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	10.1	11/10/2014
10.2+	Amended and Restated 2007 Stock Incentive Plan and forms of agreements thereunder.	S-1	10.2	11/10/2014
10.3+	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	10.3	12/4/2014
10.4+	2014 Employee Stock Purchase Plan and form of agreement thereunder.	10-Q	10.1	8/7/2019
10.5+	Employee Bonus Plan.	S-1	10.5	11/10/2014
10.6+	Outside Director Compensation Policy as amended through February 8, 2019.	10-K	10.6	3/1/2019
10.7+	Confirmatory Employment Offer Letter between the Registrant and Noah Breslow dated October 30, 2014.	S-1	10.7	11/10/2014
10.8+	Form of Change in Control and Severance Agreement between the Registrant and Noah Breslow.	10-Q	10.1	11/7/2017
10.9+	Form of Change in Control and Severance Agreement between the Registrant and other executive officers.	10-Q	10.2	11/7/2017
10.10+	Form of Performance Unit Agreement	8-K	10.1	9/21/2016
10.11	Lease, dated September 25, 2012, by and between the Registrant and 1400 Broadway Associates L.L.C.	S-1	10.12	11/10/2014
10.11.1	Lease Modification Agreement, dated March 3, 2015, by and between Registrant and ESRT 1400 Broadway, L.P.	10-K	10.21	3/10/2015
10.12	Fifth Amended and Restated Credit Agreement, dated as of March 12, 2019, by and among OnDeck Account Receivables Trust 2013-1 LLC, as Borrower, the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as Administrative Agent for the Lenders and Collateral Agent for the Secured Parties, Deutsche Bank Trust Company Americas, as Paying Agent for the Lenders, and Deutsche Bank Securities Inc., as Syndication Agent, Documentation Agent and Lead Arranger.	10-Q	10.3	5/9/2019
10.13	Second Amended and Restated Loan and Security Agreement, dated March 21, 2011, by and among Small Business Asset Fund 2009 LLC, each Lender party thereto from time to time and Deutsche Bank Trust Company Americas, as amended January 10, 2014.	S-1	10.15	11/10/2014
10.14	Base Indenture, dated May 17, 2016, by and between OnDeck Asset Securitization Trust II LLC and Deutsche Bank Trust Company Americas.	10-Q	10.2	8/9/2016
10.15	Amendment No. 1 to the Base Indenture, dated April 17, 2018, by and between OnDeck Asset Securitization Trust II LLC and Deutsche Bank Trust Company Americas.	10-Q	10.2	8/7/2018
10.16	Amendment No. 2 to the Base Indenture, dated as of November 15, 2019, by and between OnDeck Asset Securitization Trust II LLC and Deutsche Bank Trust Company Americas.	Filed herewith.
10.17	Series 2018-I Indenture Supplement, dated April 17, 2018, by and between OnDeck Asset Securitization Trust II LLC and Deutsche Bank Trust Company Americas.	10-Q	10.3	8/7/2018

10.18	Series 2019-I Indenture Supplement, dated November 15, 2019, by and between OnDeck Asset Securitization Trust II LLC and Deutsche Bank Trust Company Americas.	Filed herewith.
10.19	Form of Managed Applicant Commission Agreement between the Registrant and its funding advisors.	S-1	10.20	11/10/2014
10.20	Fourth Amended and Restated Credit Agreement, dated as of December 17, 2018, among Receivable Assets of OnDeck LLC, as Borrower, the Lenders party thereto from time to time, SunTrust Bank, as Administrative Agent, and Wells Fargo Bank, N.A., as Paying Agent and Collateral Agent for the Secured Parties.	10-K	10.17	3/1/2019
10.21	Second Amended and Restated Loan and Security Agreement, dated June 30, 2016, by and among On Deck Capital, Inc., as Borrower, Pacific Western Bank, as Lender and ODWS, LLC, as Guarantor.	10-K	10.23	3/2/2017
10.22	Amended and Restated Credit Agreement, dated as of March 12, 2019, by and among Prime OnDeck Receivable Trust II, LLC, as Borrower, the Lenders party thereto from time to time, Credit Suisse, AG, New York Branch, as Administrative Agent for the Class A Lenders, and Wells Fargo Bank, N.A., as Paying Agent and as Collateral Agent.	10-Q	10.4	5/9/2019
10.23+	Confirmatory Employment Offer Letter between the Registrant and Kenneth A. Brause dated March 5, 2018	10-Q	10.2	5/8/2018
10.24+	Confirmatory Employment Offer Letter between the Registrant and Nick Brown dated September 16, 2016	Filed herewith.
10.25+	Confirmatory Employment Offer Letter between the Registrant and Andrea Gellert dated May 2, 2018	10-Q	10.3	5/8/2018
10.26+	Confirmatory Employment Offer Letter between the Registrant and Cory Kampfer dated May 2, 2018	10-Q	10.4	5/8/2018
10.27	Credit Agreement, dated as of April 13, 2018, by and among Loan Assets of OnDeck, LLC, as Borrower, the Lenders party thereto from time to time, 20 Gates Management LLC, as Administrative Agent for the Class A Lenders and Deutsche Bank Trust Company Americas, as Paying Agent and as Collateral Agent for the Secured Parties.	10-Q	10.1	8/7/2018
10.28	Amendment No. 1 to the Credit Agreement, dated as of September 5, 2018, by and among Loan Assets of OnDeck, LLC, as Borrower, the Lenders party thereto from time to time, 20 Gates Management LLC, as Administrative Agent for the Class A Lenders and Deutsche Bank Trust Company Americas, as Paying Agent and as Collateral Agent for the Secured Parties.	10-Q	10.1	5/9/2019
10.29	Amendment No. 2 to the Credit Agreement, dated as of February 8, 2019, by and among Loan Assets of OnDeck, LLC, as Borrower, the Lenders party thereto from time to time, 20 Gates Management LLC, as Administrative Agent for the Class A Lenders and Deutsche Bank Trust Company Americas, as Paying Agent and as Collateral Agent for the Secured Parties.	10-Q	10.2	5/9/2019
10.30	Credit Agreement, dated as of August 8, 2018, by and among OnDeck Asset Funding II LLC, as Company, the Lenders from time to time party thereto, Ares Agent Services, L.P., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, N.A., as Paying Agent.	10-Q	10.1	11/6/2018
10.31	Credit Agreement, dated as of January 28, 2019, by and among On Deck Capital, Inc., the Lenders Party hereto, and SunTrust Bank, as Administrative Agent for the Revolving Lenders and Collateral Agent for the Secured Parties.	10-Q	10.1	11/7/2019
21.1	List of subsidiaries of the Registrant.	Filed herewith.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	Exhibit incorporated by reference to the Registrant's Form S-1 Registration Statement, Registration No. 333-200043
+	Indicates a management contract or compensatory plan.