Form 10-Q
period 2020-03-31
On Deck Capital, Inc.
filed 2020-05-11
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2020 was 58,423,600.

On Deck Capital, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$121,148	$56,344
Restricted cash	29,094	40,524
Loans and finance receivables	1,291,586	1,265,312
Less: Allowance for credit losses	(205,703)	(151,133)
Loans and finance receivables, net	1,085,883	1,114,179
Property, equipment and software, net	23,714	20,332
Other assets	77,339	73,204
Total assets	$1,337,178	$1,304,583
Liabilities, mezzanine equity and stockholders' equity
Liabilities:
Accounts payable	$6,804	$6,470
Interest payable	3,100	2,334
Debt	1,043,924	914,995
Accrued expenses and other liabilities	56,834	70,110
Total liabilities	1,110,662	993,909
Commitments and contingencies (Note 13)
Mezzanine equity:
Redeemable noncontrolling interest	13,112	14,428
Stockholders’ equity:
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 80,247,423 and 80,095,061 shares issued and 58,419,304 and 66,363,555 outstanding at March 31, 2020 and December 31, 2019, respectively.	406	405
Treasury stock—at cost	(82,503)	(49,641)
Additional paid-in capital	514,785	513,571
Accumulated deficit	(217,509)	(169,002)
Accumulated other comprehensive loss	(2,923)	(1,333)
Total On Deck Capital, Inc. stockholders' equity	212,256	294,000
Noncontrolling interest	1,148	2,246
Total stockholders' equity	213,404	296,246
Total liabilities, mezzanine equity and stockholders' equity	$1,337,178	$1,304,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Interest and finance income	$106,935	$105,799
Interest expense	11,569	11,332
Net interest income	95,366	94,467
Provision for credit losses	107,907	43,291
Net interest income (loss), after credit provision	(12,541)	51,176
Other revenue	3,620	4,176
Operating expense:
Sales and marketing	11,664	11,960
Technology and analytics	16,484	16,806
Processing and servicing	6,689	5,489
General and administrative	16,280	14,029
Total operating expense	51,117	48,284
Income (loss) from operations, before provision for income taxes	(60,038)	7,068
Provision for (Benefit from) income taxes	—	1,740
Net income (loss)	(60,038)	5,328
Less: Net income (loss) attributable to noncontrolling interest	(1,063)	(338)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$(58,975)	$5,666
Net income (loss) per share attributable to On Deck Capital, Inc. common stockholders:
Basic	$(0.94)	$0.08
Diluted	$(0.94)	$0.07
Weighted-average common shares outstanding:
Basic	62,534,517	75,539,535
Diluted	62,534,517	79,115,037
Comprehensive income (loss):
Net income (loss)	$(60,038)	$5,328
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,213)	366
Unrealized gain (loss) on derivative instrument	270	(742)
Comprehensive income (loss)	(62,981)	4,952
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,353)	26
Less: Net income (loss) attributable to noncontrolling interest	(1,063)	(338)
Comprehensive income (loss) attributable to On Deck Capital, Inc. common stockholders	$(60,565)	$5,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interest(in thousands, except share data)

	On Deck Capital, Inc.'s stockholders' equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Amount
Balance—December 31, 2018	75,375,341	$396	$502,003	$(196,959)	$(5,656)	$(1,832)	$297,952	$4,533	$302,485	$—
Stock-based compensation	—	—	2,743	—	—	—	2,743	—	2,743	—
Issuance of common stock through vesting of restricted stock units and option exercises	264,364	2	45	—	—	—	47	—	47	—
Employee stock purchase plan	267,688	1	1,659	—	—	—	1,660	—	1,660	—
Tax withholding related to vesting of restricted stock units	—	—	(291)	—	—	—	(291)	—	(291)	—
Currency translation adjustment	—	—	—	—	—	340	340	26	366	—
Cash flow hedge and other	—	—	—	—	—	(742)	(742)	—	(742)	—
Net Income (loss)	—	—	—	5,666	—	—	5,666	(338)	5,328	—
Balance—March 31, 2019	75,907,393	$399	$506,159	$(191,293)	$(5,656)	$(2,234)	$307,375	$4,221	$311,596	$—

Balance—December 31, 2019	66,363,555	$405	$513,571	$(169,002)	$(49,641)	$(1,333)	$294,000	$2,246	$296,246	$14,428
Transition to ASU 2016-13 Adjustment	—	—	—	10,468	—	—	10,468	—	10,468	—
Stock-based compensation	—	—	1,738	—	—	—	1,738	—	1,738	—
Issuance of common stock through vesting of restricted stock units and option exercises	152,362	1	15	—	—	—	16	—	16	—
Employee stock purchase plan	—	—	(310)	—	—	—	(310)	—	(310)	—
Repurchases of Common Stock	(8,096,613)	—	—	—	(32,862)	—	(32,862)	—	(32,862)	—
Tax withholding related to vesting of restricted stock units	—	—	(229)	—	—	—	(229)	—	(229)	—
Currency translation adjustment	—	—	—	—	—	(1,860)	(1,860)	(253)	(2,113)	(1,100)
Cash flow hedge and other	—	—	—	—	—	270	270	2	272	—
Net Income (loss)	—	—	—	(58,975)	—	—	(58,975)	(847)	(59,822)	(216)
Balance—March 31, 2020	58,419,304	$406	$514,785	$(217,509)	$(82,503)	$(2,923)	$212,256	$1,148	$213,404	$13,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(60,038)	$5,328
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	107,907	43,291
Depreciation and amortization	1,630	1,748
Amortization of debt issuance costs	955	802
Stock-based compensation	1,416	2,743
Amortization of net deferred origination costs	15,544	17,832
Changes in servicing rights, at fair value	—	69
Unfunded loan commitment reserve	—	48
Loss on disposal of fixed assets	—	674
Amortization of intangibles	122	—
Changes in operating assets and liabilities:
Other assets	(5,177)	(3,781)
Accounts payable	518	859
Interest payable	781	369
Accrued expenses and other liabilities	(6,249)	(1,007)
Net cash provided by operating activities	57,409	68,975
Cash flows from investing activities
Purchases of property, equipment and software	(2,370)	(536)
Capitalized internal-use software	(2,766)	(1,379)
Originations of loans and finance receivables, excluding rollovers into new originations	(510,613)	(537,147)
Payments of net deferred origination costs	(17,030)	(18,529)
Principal repayments of loans and finance receivables	426,014	469,894
Net cash used in investing activities	(106,765)	(87,697)
Cash flows from financing activities
Tax withholding related to vesting of restricted stock units	(229)	(291)
Repurchases of common stock	(32,862)	—
Proceeds from exercise of stock options	15	45
Issuance of common stock under employee stock purchase plan	—	1,281
Proceeds from the issuance of debt	261,743	210,789
Payments of debt issuance costs	(155)	(3,097)
Repayments of debt principal	(126,323)	(182,849)
Net cash (used in) provided by financing activities	102,189	25,878
Effect of exchange rate changes on cash and cash equivalents	541	(77)
Net increase (decrease) in cash, cash equivalents and restricted cash	53,374	7,079
Cash and cash equivalents at beginning of period	96,868	97,638
Cash and cash equivalents at end of period	$150,242	$104,717

Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$121,148	$60,085
Restricted cash	29,094	44,632

	Three Months Ended March 31,
	2020	2019
Total cash, cash equivalents and restricted cash	$150,242	$104,717

Supplemental disclosure of other cash flow information
Cash paid for interest	$9,582	$9,887
Cash paid for income taxes	$30	$—
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$14	$57
Unpaid principal balance of term loans rolled into new originations	$79,740	$98,481

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
In April 2019, we combined our Canadian operations with Evolocity Financial Group, or Evolocity, to create a new holding company in which we own a 58.5% majority interest. We have accounted for this transaction as a business combination and have consolidated the financial position and results of operations of the holding company. The noncontrolling interest has been classified as mezzanine equity because it was deemed to be a redeemable noncontrolling interest. See Note 9 for further discussion.
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
At December 31, 2019, we changed the presentation of the revenue portion of our Consolidated Statements of Operations and Comprehensive Income to present new line items for "Net interest income" and "Net interest revenue, after credit provision" and "Total non-interest income." We no longer present the line items, "Gross revenue," "Total cost of revenue" and "Net revenue." "Gains on sales of loans" and "Other revenue" for the quarter ended March 31, 2019, which were previously reported as components of "Gross revenue", have been recast to be presented as components of "Total non-interest income". "Interest expense" and "Provision for credit losses" for the quarter ended March 31,2019, which were previously reported as components of "Total cost of revenue", have been recast to be presented as components of "Net interest income" and "Net interest revenue, after credit provision", respectively. The change in presentation had no effect on our "Income (loss) from operations, before provision for income taxes" or "Net income (loss)". The new presentation solely repositions our existing financial statement line items and does not create any new financial statement line items except for new subtotals. The change was made to better align with industry standards and to reflect key metrics which we use to measure our business.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Significant estimates include allowance for credit losses, stock-based compensation expense, capitalized software development costs, the useful lives of long-lived assets, goodwill, our effective income tax rate and valuation allowance for deferred tax assets. We base our estimates on historical experience, current events and other factors we believe to be reasonable under the circumstances. These estimates and assumptions are inherently subjective in nature; actual results may differ from these estimates and assumptions.
Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 which changed the impairment model and how entities measure credit losses for most financial assets. The standard requires entities to use the new expected credit loss impairment model which replaced the incurred loss model used previously. We adopted the new standard effective January 1, 2020. Upon adoption, the $7 million liability for unfunded line of credit commitments previously included in Other liabilities was released and other transition related adjustments to the allowance for credit losses were $3 million. On January 1, 2020, the transition adjustments of a total of $10 million were recorded against retained earnings.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminated the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We adopted the new standard prospectively on January 1, 2020 and it did not have a material impact on our unaudited consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements for fair value measurements under ASC 820, Fair Value Measurement. We adopted the new standard effective January 1, 2020 and the adoption did not have a material impact on our unaudited consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. We adopted the new standard effective January 1, 2020 utilizing the prospective transition approach with no material impact on our unaudited consolidated financial statements as of March 31, 2020.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic, which led to governmental requirements or recommendations for “non-essential” businesses to temporarily close or severely limit their operations. Our small business customers have been directly or indirectly affected by the COVID-19 pandemic due to the closures and reduced customer demand. We have included the COVID-19 impacts as part of our calculation of the allowance for credit losses for the quarter ended March 31, 2020. See Note 4.
The pandemic is having unprecedented negative economic consequences. We have changed our near-term priorities to actively monitor and respond to the impacts that COVID-19 is having on our business and customers. See Part I, Item 2- "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detail. It is currently unclear what the full impact of COVID-19, will be on our business, cash flows, available liquidity, financial condition, and results of operations, due to the many material uncertainties that exist.
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
In accordance with the SEC’s SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the error and concluded that the impact was not material to our financial statements for any prior annual or interim period. Accordingly, we have revised our previously reported financial information to correct the immaterial error contained in our Quarterly Report on Form 10-Q for the three-months ended March 31, 2019.
A summary of revisions to certain previously reported financial information is presented in Note 11.

2. Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per common share is calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net Income (loss)	$(60,038)	$5,328
Less: Net income (loss) attributable to noncontrolling interest	(1,063)	(338)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$(58,975)	$5,666
Denominator:
Weighted-average common shares outstanding, basic	62,534,517	75,539,535
Net income (loss) per common share, basic	$(0.94)	$0.08
Effect of dilutive securities	—	3,575,502
Weighted-average common shares outstanding, diluted	62,534,517	79,115,037
Net income (loss) per common share, diluted	$(0.94)	$0.07
Anti-dilutive securities excluded	12,410,306	4,863,474
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

	Three Months Ended March 31,
Dilutive Common Share Equivalents	2020	2019
Weighted-average common shares outstanding	62,534,517	75,539,535
RSUs and PRSUs	—	1,024,301
Stock options	—	2,549,887
Employee stock purchase plan	—	1,314
Total dilutive common share equivalents	62,534,517	79,115,037
The following common share equivalent securities were excluded from the calculation of diluted net income per share attributable to common stockholders. Their effect would have been antidilutive for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Anti-Dilutive Common Share Equivalents
Warrants to purchase common stock	—	22,000
RSUs and PRSUs	5,716,536	669,075
Stock options	6,693,770	4,172,399
Total anti-dilutive common share equivalents	12,410,306	4,863,474
On July 29, 2019 we announced that our Board of Directors authorized the repurchase of up to $50 million of common stock with the repurchased shares to be retained as treasury stock and available for possible reissuance. Any share repurchases under the program will be made from time to time in the open market, in privately negotiated transactions or otherwise. The timing and amount of any share repurchases will be subject to market conditions and other factors as we may determine. The repurchase authorization expires August 31, 2020, however, we may suspend, modify or discontinue the program at any time in our discretion without prior notice. On February 11, 2020 we announced that our Board of Directors authorized the repurchase of up to an additional $50 million of common stock under the repurchase program described above, with no expiration on the additional authorization. During the three months ended March 31, 2020 we repurchased 8,096,613 shares of common stock for $32.9 million, compared to the previous quarter where we repurchased 7,490,094 shares of common stock for $33.0 million. In late February 2020, we suspended repurchase activity under our program as part of our focus on liquidity and capital preservation, but maintain authorization to resume purchases at our sole discretion.
3. Interest Income
Interest income was comprised of the following components for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest and finance income	$122,283	$123,434
Amortization of net deferred origination costs	(15,583)	(17,892)
Interest and finance income, net	106,700	105,542
Interest on deposits and investments	235	257
Total interest and finance income	$106,935	$105,799
4. Loans and Finance Receivables Held for Investment and Allowance for Credit Losses
Loans and finance receivables consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Term loans	$945,570	$946,322
Lines of credit	300,353	277,843
Other loans and finance receivables (1)	17,441	14,244
Total Unpaid Principal Balance	1,263,364	1,238,409
Net deferred origination costs	28,222	26,903
Total loans and finance receivables	$1,291,586	$1,265,312

(1)	Includes loans secured by equipment and our variable pay product in Canada.
We include both loans we originate and loans originated by our issuing bank partner and later purchased by us as part of our originations. During the three months ended March 31, 2020 and 2019 we purchased loans from our issuing bank partner in the amount of $109.7 million and $111.5 million, respectively.
As of January 1, 2020, we began to utilize a model that is compliant with the Current Expected Credit Loss, or CECL, standard. The credit losses on our portfolio are estimated and recognized upon origination, based on expected credit losses for the life of the balance as of the period end date. We evaluate the creditworthiness of our portfolio on a pooled basis based on the product type. We use a proprietary model to project contractual lifetime losses at origination based on our historical lifetime losses of our actual loan performance. Future economic conditions include multiple macroeconomic scenarios provided to us by an independent third party and reviewed by management. These macroeconomic scenarios contain certain variables that are influential to our modelling process, including real gross domestic product and economic indicators such as small business and consumer sentiment and small business demand and performance metrics. We perform a Qualitative Assessment to address possible limitations within the model, and at times when deemed necessary include the Qualitative Assessment to our calculation.
Upon adoption, the net change in the required Allowance for credit losses was minimal with a $3 million decrease driven by lower required reserves for lines of credit. Additionally, the $7 million reserve for unfunded line of credit commitments previously included in Other liabilities was released as part of the adoption. Under the new model, we reserve for the committed debt balance on our outstanding line of credit balances. These changes resulted in a net increase of approximately $10 million in Stockholder's equity on January 1, 2020.
We increased our allowance for credit losses at March 31, 2020 due to higher expected losses related to the COVID-19 pandemic. Management's consideration at March 31, 2020 included the potential macro-economic impact of continued

government-mandated lockdowns for small businesses, expected timing for the reopening of the economy, as well as the effectiveness of the government stimulus programs.
The change in the allowance for credit losses for the three months ended March 31, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended March 31,
	2020			2019
	Term Loans and Finance Receivables	Lines of Credit	Total	Total
Balance at beginning of period	$116,752	$34,381	$151,133	$140,040
Recoveries of previously charged off amounts	5,042	555	5,597	3,914
Loans and finance receivables charged off	(45,667)	(9,561)	(55,228)	(39,839)
Provision for credit losses	78,278	29,629	107,907	43,291
Transition to ASU 2016-13 Adjustment	2,800	(6,104)	(3,304)	—
Foreign Currency Translation Adjustment	(402)	—	(402)	—
Allowance for credit losses at end of period	$156,803	$48,900	$205,703	$147,406
When loans and finance receivables are charged off, we typically continue to attempt to recover amounts from the respective borrowers and guarantors, including, when we deem it appropriate, through formal legal action. Alternatively, we may sell previously charged-off loans to third-party debt buyers.  The proceeds from these sales are recorded as a component of the recoveries of loans previously charged off. For the three months ended March 31, 2020 loans sold accounted for $1.2 million of recoveries previously charged off. We did not sell any previously charged-off loans for the three months ended March 31, 2019.
The following table contains information regarding the unpaid principal balance we originated related to non-delinquent, paying and non-paying delinquent loans and finance receivables as of March 31, 2020 and December 31, 2019 (in thousands). At March 31, 2020, approximately 30% of our delinquent loans and finance receivables were making payments.

	March 31, 2020
	Term Loans and Finance Receivables	Lines of Credit	Total
Current loans and finance receivables	$673,274	$249,301	$922,575
Delinquent: paying (accrual status)	86,396	13,885	100,281
Delinquent: non-paying (non-accrual status)	203,341	37,167	240,508
Total	963,011	300,353	1,263,364

	December 31, 2019
	Term Loans and Finance Receivables	Lines of Credit	Total
Current loans and finance receivables	$842,083	$255,981	$1,098,064
Delinquent: paying (accrual status)	33,512	5,002	38,514
Delinquent: non-paying (non-accrual status)	84,971	16,860	101,831
Total	$960,566	$277,843	$1,238,409

We consider the delinquency status of our loans and finance receivables as one of our primary credit quality indicators once loans advance beyond the origination underwriting stage. We monitor delinquency trends to manage our exposure to credit risk. The following tables show an aging analysis of the unpaid principal balance related to loans and finance receivables and lines of credit, by delinquency status and origination year as of March 31, 2020 (in thousands):

	March 31, 2020
	Term Loans and Finance Receivables				Lines of Credit	Total
	Origination Year
By delinquency status:	2017 and prior	2018	2019	2020	2020
Current loans and finance receivables	$5	$2,900	$347,911	$322,458	$249,301	$922,575
1-14 calendar days past due	—	727	117,694	61,578	31,055	211,054
15-29 calendar days past due	—	153	16,763	4,745	3,800	25,461
30-59 calendar days past due	—	114	23,380	1,852	4,032	29,377
60-89 calendar days past due	—	323	19,844	313	4,256	24,737
90 + calendar days past due	944	7,592	33,715	—	7,909	50,160
Total unpaid principal balance	$949	$11,809	$559,307	$390,946	$300,353	$1,263,364
At March 31, 2020 the amount of loans that were in the delinquent, especially in the 1 to 14 days past due bucket were at a historical high, due to the broad-based pressures from COVID-19 that our customers experienced late in quarter.
The following tables show an aging analysis of the unpaid principal balance related to loans and finance receivables and lines of credit, by delinquency status as of December 31, 2019 (in thousands):

	December 31, 2019
By delinquency status:	Term Loans and Finance Receivables	Lines of Credit	Total
Current loans and finance receivables	$842,083	$255,981	$1,098,064
1-14 calendar days past due	$23,426	$4,949	28,375
15-29 calendar days past due	$15,153	$2,230	17,383
30-59 calendar days past due	$20,647	$4,419	25,067
60-89 calendar days past due	$18,527	$3,477	22,004
90 + calendar days past due	$40,730	$6,787	47,516
Total unpaid principal balance	$960,566	$277,843	$1,238,409
We utilize OnDeck Score, industry data and term length to monitor the credit quality and pricing decisions of our portfolio. For our lines of credit, one of our primary credit quality indicators is delinquency, particularly whether they are in a paying or non-paying status. In addition to delinquency, the credit quality of US term loan portfolio is evaluated based on an internally developed credit risk model that assigns a risk grade based on credit bureau data, the OnDeck Score, business specific information and loan details. The risk grade is used in our model to calculate our allowance for credit losses. One of our credit quality indicators is the risk grade that we assign to our US term loan. Additionally, we utilize historical performance on the previous loan for our renewal customers. After grouping the loans according to their term length, they are further divided into the following risk grades based on probability of default.
W - lowest risk
X - low risk
Y - medium risk
Z - high risk

The following table contains the breakdown of our US Term Loans by the year of origination and our risk grades, at March 31, 2020:

	March 31, 2020
	Origination Year
Risk Grade	2020	2019	2018	2017 and prior	Total
W	$124,634	$169,776	$3,094	$317	$297,821
X	73,033	99,501	2,626	35	175,195
Y	52,964	83,449	2,317	164	138,894
Z	56,372	78,831	1,306	290	136,799
	$307,003	$431,557	$9,343	$806	$748,709
The COVID-19 pandemic created and will continue to create unprecedented economic impacts that our current model may not accurately predict, since such an event has not happened in the past. For our calculation of the allowance for credit losses at March 31, 2020 we bifurcated the delinquent receivable pool into two groups: delinquencies that existed prior to March 11th which we define as “normal” delinquencies, and delinquencies that occurred on or after March 11th, which we define as post- pandemic delinquencies. We further stratified the post-pandemic delinquencies into sub-groups based on payment performance. We then set reserve levels based on expected lifetime loss for each of the groups. Reserve levels were based on collection status and product type.
5. Debt
The following table summarizes our outstanding debt as of March 31, 2020 and December 31, 2019 (in thousands):

				Outstanding
	Type	Maturity Date		Weighted Average Interest Rate at March 31, 2020	March 31, 2020	December 31, 2019
Debt:
OnDeck Asset Securitization Trust II - Series 2018-1	Securitization	April 2022	(1)	3.8%	$225,000	$225,000
OnDeck Asset Securitization Trust II - Series 2019-1	Securitization	November 2024	(2)	3.0%	125,000	125,000
OnDeck Account Receivables Trust 2013-1	Revolving	March 2022	(3)	2.7%	143,241	129,512
Receivable Assets of OnDeck, LLC	Revolving	September 2021	(4)	2.6%	99,631	94,099
OnDeck Asset Funding II LLC	Revolving	August 2022	(5)	4.0%	166,913	123,840
Prime OnDeck Receivable Trust II	Revolving	March 2022	(6)	3.3%	—	—
Loan Assets of OnDeck, LLC	Revolving	October 2022	(7)	2.7%	122,403	120,665
Corporate line of credit	Revolving	January 2021		4.0%	105,000	40,000
International and other agreements	Various	Various	(8)	4.0%	63,546	64,585
				3.4%	1,050,734	922,701
Deferred debt issuance cost					(6,810)	(7,706)
Total Debt					$1,043,924	$914,995

(1)	The period during which new loans may be purchased under this securitization transaction expired in March 2020.

(2)
The period during which new loans may be purchased under this securitization transaction expires in October 2021. An early amortization event has occurred under this transaction, please refer to Note 14 for details.

(3)	The period during which new borrowings may be made under this facility expires in March 2021.

(4)	The period during which new borrowings of Class A revolving loans may be made under this debt facility expires in December 2020.

(5)	The period during which new borrowings may be made under this facility expires in August 2021.

(6)	The period during which new borrowings may be made under this facility expires in March 2021.

(7)	The period during which new borrowings may be made under this debt facility expires in April 2022. An amendment was made to the facility on April 27, 2020, please refer to Note 13 for details.

(8)
Other Agreements include, among others, our local currency debt facilities in Australia and Canada. The periods during which new borrowings may be made under the various agreements expire between June 2020 and March 2023. Maturity dates range from June 2021 through March 2023.

Certain of our loans are transferred to our special purpose vehicle subsidiaries and are pledged as collateral for borrowings in our funding debt facilities and for the issuance in our securitization. These loans totaled $1.2 billion and $1.0 billion as of March 31, 2020 and December 31, 2019, respectively. Our corporate debt facility includes a blanket lien on substantially all of our assets.
Recent Amendments to Debt Facilities
On March 23, 2020, our Canadian entities entered into a CAD 40 million revolving credit facility that amended and extended the terms of their prior facility with the Bank of Montreal. The revolving credit facility matures in March 2023. The facility is secured by substantially all the assets of our Canadian entities, including Canadian small business loans.
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
The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap	—	3	—	3
Total assets	$—	$3	$—	$3

December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
There were no transfers between levels for the three months ended March 31, 2020 and December 31, 2019.

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

	March 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans and finance receivables, net	$1,085,883	$1,197,481	$—	$—	$1,197,481
Total assets	$1,085,883	$1,197,481	$—	$—	$1,197,481

Liabilities:
Fixed-rate debt	$350,000	$302,779	$—	$—	$302,779
Total fixed-rate debt	$350,000	$302,779	$—	$—	$302,779

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans and finance receivables, net	$1,114,179	$1,241,893	$—	$—	$1,241,893
Total assets	$1,114,179	$1,241,893	$—	$—	$1,241,893

Liabilities:
Fixed-rate debt	$350,000	$337,510	$—	$—	$337,510
Total fixed-rate debt	$350,000	$337,510	$—	$—	$337,510
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
We did not book a provision for income taxes for the three months ended March 31, 2020 and our provision for income taxes for the three months ended March 31, 2019 was $1.7 million representing a quarterly effective income tax rate of 24% for the three months ended March 31, 2019.
8. Stock-Based Compensation and Employee Benefit Plans
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

Options
The following is a summary of option activity for the three months ended March 31, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	6,822,219	$5.68	—	—
Exercised	(43,771)	$0.40	—	—
Forfeited	(73,678)	$6.55	—	—
Expired	(11,000)	$5.52	—	—
Outstanding at March 31, 2020	6,693,770	$5.71	4.5	$2,621
Exercisable at March 31, 2020	6,182,891	$5.72	4.2	$2,621
Vested or expected to vest as of March 31, 2020	6,678,295	$5.71	4.5	$2,621
Total compensation cost related to nonvested option awards not yet recognized as of March 31, 2020 was $0.9 million and will be recognized over a weighted-average period of 1.7 years. The aggregate intrinsic value of employee options exercised during the periods ended March 31, 2020, and 2019 was $0.2 million, and $1.1 million, respectively.

Restricted Stock Units
The following table is a summary of activity in RSUs and PRSUs for the three months ended March 31, 2020:

	Number of RSUs and PRSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2020	4,185,560	$5.32
RSUs and PRSUs Granted	1,961,929	$3.61
RSUs and PRSUs Vested	(156,320)	$6.47
RSUs and PRSUs Forfeited/Expired	(274,633)	$5.71
Unvested at March 31, 2020	5,716,536	$4.69
Expected to vest after March 31, 2020	4,525,071	$4.69
As of March 31, 2020, there was $16.1 million of unrecognized compensation cost related to unvested RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.9 years.
Stock-based compensation expense related to stock options, RSUs, PRSUs and the employee stock purchase plan are included in the following line items in our accompanying consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands). We had a number of forfeitures in our Sales and Marketing personnel which resulted in a reversal of expenses for the three months ending March 31, 2020.

	For the three months ending March 31,
	2020	2019
Sales and marketing	$(23)	$559
Technology and analytics	460	828
Processing and servicing	99	90
General and administrative	880	1,606
Total	$1,416	$3,083

9. Business Combination
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
The transaction has a purchase price for accounting purposes of approximately $16.7 million. Goodwill arising from the business combination is not amortized, but is subject to impairment testing at least annually or more frequently if there is an indicator of impairment. A quarterly impairment test was performed at March 31, 2020 that determined no impairment was needed. There have been no changes to goodwill since December 31, 2019.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the business combination (in thousands):

Fair Value at Combination
Loans and finance receivables	$36,763
Intangibles and other assets (1)	2,810
Debt and other liabilities	(34,437)
Goodwill (1)	11,585
Net assets acquired	$16,721
(1) Goodwill, and Intangibles and other assets were included in Other Assets on the Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019.
We consolidate the financial position and results of operations of the holding company.
Our business combination with Evolocity resulted in a redeemable noncontrolling interest, which has been classified as mezzanine equity due to the option of the noncontrolling shareholders to require us to purchase their interest. The redeemable noncontrolling interest was recorded at fair value of $16.1 million as a result of the business combination. The fair value was measured using a mix of a discounted cash flow and cost approach. These interests are classified as mezzanine equity and measured at the greater of fair value at the end of each reporting period or the historical cost basis of the noncontrolling interest adjusted for cumulative earnings allocations. The mezzanine equity balance at March 31, 2020 was $13.1 million and at December 31, 2019 was $14.4 million.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the changes in the fair value of the derivative are recorded in Accumulated Other Comprehensive Income, or AOCI, and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that $0.6 million will be reclassified as an increase to interest expense over the next 12 months.
The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2020 and December 31, 2019 (in thousands):

Derivative Type	Classification	March 31, 2020	December 31, 2019
Assets:
Interest rate cap agreement	Other Assets	$3	$—
The table below presents the effect of cash flow hedge accounting on AOCI for the three months ended March 31, 2020 and 2019 (in thousands):

	March 31, 2020	March 31, 2019
Amount Recognized in OCI on Derivative:
Interest rate cap agreement	$270	$742
The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2020 and 2019 (in thousands):

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended March 31,
	2020	2019
Interest expense	(267)	(135)

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
Revised Consolidated Balance Sheet as of March 31, 2019 (in thousands):

	As Reported	Adjustment	As Revised
Loans and finance receivables	1,202,531	240	1,202,771
Total assets	1,224,658	240	1,224,898
Accrued expenses and other liabilities	61,097	2,236	63,333
Total liabilities	911,066	2,236	913,302
Accumulated deficit	(189,297)	(1,996)	(191,293)
Total On Deck Capital, Inc. stockholders' equity	309,371	(1,996)	307,375
Total stockholders' equity	313,592	(1,996)	311,596
Revised Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three Months Ended March 31, 2019
	As Reported	Adjustment	As Revised
Interest and finance income	$105,991	$(192)	$105,799
Gross Revenue	$110,167	$(192)	$109,975
Net Revenue	$55,544	$(192)	$55,352
Income (loss) from operations, before provision for income taxes	$7,260	$(192)	$7,068
Net income (loss)	$5,520	$(192)	$5,328
There was no impact to earnings per share for any period presented.

Revised Consolidated Statements of Cash Flows
We revised our condensed consolidated statement of cash flows for the three months ended March 31, 2019 to reflect the correction of the error, which had no impact to net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities in the period.

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

13. Going Concern
At each reporting period, we assess our ability to continue as a going concern for one year after the date the financial statements are issued. We evaluate whether relevant conditions and events, considered in the aggregate, raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. As required under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, our initial evaluation does not initially take into consideration the potential mitigating effects of management’s plans if they have not been fully implemented as of the date the financial statements are issued.
As a result of the COVID-19 pandemic and its economic impacts, we are experiencing higher delinquencies in our portfolio and, in turn, lower cash collections. While we were in compliance with the terms of our debt agreements as of March 31, 2020, the reduced collections and higher COVID-19 related delinquencies have resulted in non-compliance with certain debt agreements and are expected to result in, additional non-compliance with debt agreements in future periods. If such non-compliance is not waived by our lenders, we are not able to obtain amendments or other relief, or are otherwise unable to obtain new or alternate methods of financing on acceptable terms, such non-compliance can result in loss of ability to borrow under the facilities, early amortization events and/or events of default. Absent the mitigating actions below that management is in the midst of executing, or has already executed, management concluded that the uncertainty surrounding our future non-compliance in our debt facilities, ability to negotiate some of our existing facilities or repay outstanding indebtedness, and maintain sufficient liquidity raises substantial doubt about our ability to continue as a going concern within one year of issuance date.
We have implemented the following plans to mitigate those doubts. In April 2020, we amended one of our debt facilities to obtain temporary relief from, among other things, borrowing base requirements and portfolio performance tests and in May 2020, lenders in another debt facility agreed to temporarily waive non-compliance with borrowing base requirements. Please see Note 14 for details. We are actively engaging with all of our lenders to amend our debt agreements or otherwise obtain relief, and in parallel we are exploring other financing options, including new or alternative methods of financing. We are also taking aggressive measures to reduce costs for the foreseeable future by reducing our operating expenses in the second quarter of 2020. If needed, we can choose to extend the decreases past the initial 90 day period or make them larger and/or more permanent. We have also suspended nearly all new term loan and line of credit originations, and ceased all equipment finance lending. These steps have been taken, and others are under consideration, to help manage our liquidity and preserve capital for at l east the next 12 months, and we believe that such actions will alleviate the substantial doubt on our ability to continue as a going concern.
14. Subsequent Events
In late April 2020, we suspended nearly all new term loan and line of credit originations and having previously ceased all equipment finance lending. We are focused on liquidity and capital preservation and we expect there will be a significant portfolio contraction, reflecting an 80% or more reduction in the second quarter origination volume.
On April 27, 2020 we amended our Loan Assets of OnDeck, LLC, or LAOD debt facility so that no borrowing base deficiency shall occur during the period from April 27, 2020 to July 16,2020, the amended period. Additionally, no portfolio performance test will be performed on the facility until the first interest payment date following the amended period. No additional loans will be sold into the facility nor will we draw additional funds on the facility during the amended period.
On May 7, 2020, we obtained a temporary waiver for the OnDeck Asset Funding II, LLC, or ODAF II debt facility. Under the waiver, the lenders temporarily waived the occurrence and existence of a borrowing base deficiency reported by ODAF II on May 1, 2020 and any failure to cure such deficiency amount, in each case, until the close of business on May 14, 2020.  ODAF II entered into the waiver in contemplation of obtaining a broader amendment to the ODAF II facility to enable ODAF II to remain in compliance with performance and other criteria in light of increased delinquency and other portfolio dynamics that result from COVID-impacted loans.  If such an amendment is not entered into or if the borrowing base deficiency is not otherwise cured, the borrowing base deficiency would constitute an event of default under the ODAF II facility at close of business on May 14, 2020.
The foregoing descriptions of the amendment of the LAOD debt facility and the temporary waiver for the ODAF II debt facility do not purport to be complete and are qualified in their entirety by reference to the amendment of the LAOD debt facility and the temporary waiver for the ODAF II debt facility, filed as exhibits 10.1 and 10.2, respectively, to this report.
As of May 7, 2020, an early amortization event occurred with respect to the Series 2019-1 notes issued by OnDeck Asset Securitization Trust II LLC, or ODAST II as a result of an asset amount deficiency in that Series. Beginning on the next payment date under the ODAST II Agreement, all remaining collections held by ODAST II, after payment of accrued interest and certain expenses, will be applied to repay the principal balance of the Series 2018-1 notes and the Series 2019-1 notes on a pro rata basis.

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
Forward-looking statements appear throughout this report including in Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to statements under the subheading ["2020 Outlook"] and Part II - Item 1A. Risk Factors. Forward-looking statements can generally be identified by words such as “will,” “enables,” “expects,” "intends," "may," “allows,” "plan," “continues,” “believes,” “anticipates,” “estimates” or similar expressions.
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
The impact of the novel strain of coronavirus SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19 could cause or contribute to such differences. The COVID-19 health crisis is fast moving and complex, creating material risks and uncertainties that cannot be predicted with accuracy. Other important factors that could cause or contribute to such differences, include the following, many of which may be exacerbated due to the impact of COVID-19: (1) our ability to achieve consistent profitability in the future in light of our prior loss history and competition; (2) our growth strategies, including the introduction of new products or features, expanding our platform to other lenders through ODX, maintaining ODX’s current clients or losing a significant ODX client, expansion into international markets, offering equipment financing and our ability to effectively manage and fund our growth; (3) possible future acquisitions of complementary assets, businesses, technologies or products with the goal of growing our business, and the integration of any such acquisitions; (4) any material reduction in our interest rate spread and our ability to successfully mitigate this risk through interest rate hedging or raising interest rates or other means; (5) worsening economic conditions that may result in decreased demand for our loans or services and increase our customers’ delinquency and default rates; (6) supply and demand driven changes in credit and increases in the availability of capital for our competitors that negatively impacts our loan pricing; (7) our ability to accurately assess creditworthiness and forecast and provision for credit losses; (8) our ability to prevent or discover security breaches, disruptions in service and comparable events that could compromise confidential information held in our data systems or adversely impact our ability to service our loans; (9) incorrect or fraudulent information provided to us by customers causing us to misjudge their qualifications to receive a loan or other financing; (10) the effectiveness of our efforts to identify, manage and mitigate our credit, market, liquidity, operational and other risks associated with our business and strategic objectives; (11) our ability to continue to innovate or respond to evolving technological changes and protect our intellectual property; (12) our reputation and possible adverse publicity about us or our industry; (13) failure of operating controls, including customer or partner experience degradation, and related legal expenses, increased regulatory cost, significant fraud losses and vendor risk; (14) changes in federal or state laws or regulations, or judicial decisions involving licensing or supervision of commercial lenders, interest rate limitations, the enforceability of choice of law provisions in loan agreements, the validity of bank sponsor partnerships, the use of brokers or other significant changes; (15) risks associated with pursuing a bank charter, either de novo or in a transaction, and risks associated with either failing to obtain or obtaining a bank charter; and other risks, including those described in Part I - Item IA. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, Part II - Item 1A. Risk Factors in this report, and other documents that we file with the Securities and Exchange Commission, or SEC, from time to time which are or will be available on the SEC website at www.sec.gov.Except as required by law, we undertake no duty to update any forward-looking statements. Readers are also urged to carefully review and consider all of the information in this report, as well as the other documents we make available through the SEC’s website.
  ;

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
We have offered term loans since we made our first loan in 2007 and lines of credit since 2013. In 2019 we began offering equipment finance loans and, in Canada, merchant cash advances through Evolocity Financial Group with whom we combined operations on April 1, 2019. Our term loans range from $5,000 to $500,000, have maturities of 3 to 36 months and feature fixed dollar repayments. Our lines of credit range from $6,000 to $100,000, and are generally repayable within 6 or 12 months of the date of the most recent draw. As of April 2020, we decided to pause origination of equipment finance loans as part of our focus on preserving liquidity and capital resources. Qualified customers may have multiple financings with us concurrently, which we believe provides opportunities for repeat business, as well as increased value to our customers.
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
We generate the majority of our revenue through interest income and fees earned on the loans we make to our customers. We earn interest on the balance outstanding and lines of credit are subject to a monthly fee unless the customer makes a qualifying minimum draw, in which case the fee is waived for the first six months. The balance of our other revenue primarily comes from our servicing and other fee income, most of which consists of fees generated by ODX, monthly fees earned from lines of credit, and marketing fees from our issuing bank partner.
We rely on a diversified set of funding sources for the loans we make to our customers. Our primary source of this financing has historically been debt facilities with various financial institutions and securitizations. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. As of March 31, 2020, we had $1.1 billion of debt principal outstanding.
Recent Developments
In early to mid-April 2020, we saw continued declines in cash collections from borrowers and unprecedented increases in delinquency. We further tightened our underwriting standards, put draw limits on certain customer lines of credit and offered greater flexibility in customer loan repayment plans where circumstances warranted.
In the second half of April 2020, the rate of new customers entering delinquency slowed but remained well above pre-COVID-19 levels. At the end of April 2020, approximately 45% of our portfolio was one day or more delinquent, which was up from approximately 28% at March 31, 2020, and nearly 80% of our overall U.S. portfolio had made some amount of payment within the prior week, compared to approximately 82% at March 31, 2020.
We have changed our near-term priorities due to the COVID-19 crisis. We effectively paused all new term loan and line of credit originations by the end of April 2020, other than funding certain line of credit draws, and ceased all equipment finance lending as we focused our resources on supporting government stimulus programs including the Small Business Administration’s Paycheck Protection Program, or PPP. As a result, we expect second quarter originations to decline 80% or more from our first quarter originations.
We have taken measures to reduce operating costs by approximately $13 million, or 25%, for the second quarter compared to the first quarter. Actions taken include an almost complete elimination of marketing spend; a significant reduction in other discretionary costs; and broad-based employee actions including a temporary hiring freeze, the placement of approximately 30% of our employees on part-time or furlough status, and a 15% salary reduction for those remaining full-time. Our Chief Executive Officer took a 30% salary reduction and our Board of Directors reduced its compensation by 30%. The operating cost reductions were implemented for an initial 90-day period, after which we can make changes as appropriate based on then prevailing circumstances. Changes could include extending the current actions, making them larger and/or more permanent, or relaxing the cuts to gradually resume more normal operations. Our international operations are taking similar actions in curtailing originations and cutting expenses in response to the COVID-19 crisis and its economic consequences.
We are focusing on maintaining ample liquidity and protecting our financial resources. We have a strong and diverse group of lenders and are proactively working with them to modify our debt facilities. Our requested modifications are intended to enable us to remain in compliance with borrowing base, portfolio performance and other criteria for at least some period despite increased delinquency and other adverse dynamics resulting from COVID-impacted loans. We amended the Loan Assets of OnDeck, LLC debt facility on April 27, 2020. On May 7, 2020 we obtained a temporary waiver for the OnDeck Asset Funding II, LLC debt facility, which we entered into in contemplation of obtaining a broader amendment. Discussions with our other warehouse and corporate facility lenders are progressing. As of May 7, 2020, an early amortization event occurred with respect to the Series 2019-1 notes issued by OnDeck Asset Securitization Trust II LLC, or ODAST II, as a result of an asset amount deficiency in the Series 2019-1 transaction. While these events reduce our immediate borrowing capacity, we do not envision requiring incremental immediate liquidity given the significant reductions in our near-term originations. Our unrestricted cash balance as of April 30, 2020 was largely unchanged from March 31, 2020.
This dynamic operating environment is having a very direct negative impact on the small business lending landscape in which we operate. While it presents many immediate challenges, we believe it also provides long-term opportunities. We continue to explore all options to maximize shareholder value.
Key Financial and Operating Metrics
We regularly monitor a number of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Gross Revenue	$110,555	$109,975
Originations	591,863	635,506
Portfolio Yield (a)	33.3%	35.6%
Cost of Funds Rate	4.8%	5.4%
Net Interest Margin (a)	27.6%	29.5%
Reserve Ratio	16.3%	12.5%
15+ Day Delinquency Ratio	10.3%	8.7%
Net Charge-off Rate	15.8%	12.2%
Efficiency Ratio (a)	46.2%	43.9%
Adjusted Efficiency Ratio* (a)	45.0%	41.1%
Return on Assets (a)	(17.9)%	1.9%
Adjusted Return On Assets* (a)	(17.5)%	2.7%
Return on Equity (a)	(88.1)%	7.5%
Adjusted Return On Equity* (a)	(86.0)%	10.8%
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

On Deck Capital, Inc. and Subsidiaries
Consolidated Average Balance Sheets
(in thousands)

	Three Months Ended March 31,
	2020	2019
Assets
Cash and cash equivalents	$64,245	$48,115
Restricted cash	38,206	48,182
Loans and finance receivables	1,284,050	1,203,378
Less: Allowance for credit losses	(164,840)	(145,742)
Loans and finance receivables, net	1,119,210	1,057,636
Property, equipment and software, net	22,159	16,494
Other assets	73,614	38,843
Total assets	$1,317,434	$1,209,270
Liabilities, mezzanine equity and stockholders' equity
Liabilities:
Accounts payable	$6,965	$5,053
Interest payable	2,621	2,646
Debt	961,977	838,867
Accrued expenses and other liabilities	62,287	56,780
Total liabilities	1,033,850	903,346
Mezzanine equity:
Redeemable noncontrolling interest	13,958	—
Stockholders’ equity:
Total On Deck Capital, Inc. stockholders' equity	267,800	301,469
Noncontrolling interest	1,826	4,455
Total stockholders' equity	269,626	305,924
Total liabilities, mezzanine equity and stockholders' equity	$1,317,434	$1,209,270

Memo:
Unpaid Principal Balance	$1,256,429	$1,177,801
Interest Earning Assets	$1,386,501	$1,299,675
Loans and Finance Receivables	$1,284,050	$1,203,378

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
The following tables present reconciliations of net income (loss) to Adjusted Net Income (Loss) and net income (loss) per share to Adjusted Net Income (Loss) per Share for each of the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except shares and per share data)
Reconciliation of Net Income (Loss) Attributable to OnDeck to Adjusted Net Income (Loss)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$(58,975)	$5,666
Adjustments (after tax):
Stock-based compensation expense	1,416	2,436
Adjusted Net Income (Loss)	$(57,559)	$8,102

Adjusted Net Income (Loss) per share:
Basic	$(0.92)	$0.11
Diluted	$(0.92)	$0.10
Weighted-average common shares outstanding:
Basic	62,534,517	75,539,535
Diluted	62,534,517	79,115,037
Below are reconciliations of the Adjusted Net Income (Loss) per Basic and Diluted Share to the most directly comparable measures calculated in accordance with GAAP.

	Three Months Ended March 31,
	2020	2019
	(per share)
Reconciliation of Net Income (Loss) per Basic Share to Adjusted Net Income (Loss) per Basic Share
Net income (loss) per basic share attributable to On Deck Capital, Inc. common stockholders	$(0.94)	$0.08
Add / (Subtract):
Stock-based compensation expense	0.02	0.03
Adjusted Net Income (Loss) per Basic Share	$(0.92)	$0.11

	Three Months Ended March 31,
	2020	2019
	(per share)
Reconciliation of Net Income (Loss) per Diluted Share to Adjusted Net Income (Loss) per Diluted Share
Net income (loss) per diluted share attributable to On Deck Capital, Inc. common stockholders	$(0.94)	$0.07
Add / (Subtract):
Stock-based compensation expense	0.02	0.03
Adjusted Net Income (Loss) per Diluted Share	$(0.92)	$0.10

Adjusted Efficiency Ratio
Adjusted Efficiency Ratio is non-GAAP measure calculated as total operating expense divided by gross revenue for the period, adjusted to exclude (a) stock-based compensation expense and (b) items management deems to be non-representative of operating results or trends.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Reconciliation of Efficiency Ratio to Adjusted Efficiency Ratio
Total operating expense	$51,117	$48,284
Gross revenue	$110,555	$109,975
Efficiency Ratio	46.2%	43.9%
Adjustments (pre-tax):
Stock-based compensation expense	$1,416	$3,083
Operating expenses less adjustments	$49,701	$45,201
Gross revenue	$110,555	$109,975
Adjusted Efficiency Ratio	45.0%	41.1%

Adjusted Return on Assets
Adjusted Return on Assets represents net income (loss) attributable to OnDeck adjusted to exclude the items shown in the table below divided by average total assets.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Reconciliation of Return on Assets to Adjusted Return on Assets
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$(58,975)	$5,666
Average total assets	$1,317,434	$1,209,270
Return on Assets	(17.9)%	1.9%
Adjustments (after tax):
Stock-based compensation expense	$1,416	$2,436
Adjusted Net Income (Loss)	$(57,559)	$8,102
Average total assets	$1,317,434	$1,209,270
Adjusted Return on Assets	(17.5)%	2.7%

Adjusted Return on Equity
Adjusted Return on Equity represents net income (loss) attributable to OnDeck adjusted to exclude the items shown in the table below divided by average total On Deck Capital, Inc. stockholders' equity.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Reconciliation of Return on Equity to Adjusted Return on Equity
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$(58,975)	$5,666
Average OnDeck stockholders' equity	$267,800	$301,469
Return on Equity	(88.1)%	7.5%
Adjustments (after tax):
Stock-based compensation expense	$1,416	$2,436
Adjusted Net Income (Loss)	$(57,559)	$8,102
Average total On Deck Capital, Inc. stockholders' equity	$267,800	$301,469
Adjusted Return on Equity	(86.0)%	10.8%

Key Factors Affecting Our Performance
2020 Strategic Priorities
We entered 2020 with strategic priorities of enhancing and growing our core U.S. lending business, transitioning our international operations to profitability, building our equipment finance capabilities and portfolio, scaling ODX, and obtaining a bank charter while improving capital efficiency.  Due to the COVID-19 crisis, we have changed our near-term priorities to:

•	Continuing to serve our small business customers, including by offering greater flexibility in repayment plans where circumstances warrant;

•	Enhancing liquidity, including reducing originations and operating costs, proactively seeking to amend our debt facilities, and protecting our financial resources;

•	Taking actions to improve collections and manage credit costs;

•	Supporting government stimulus programs, including the Small Business Administration’s Payroll Protection Program; and

•	Maintaining transparency and core capabilities to position us for growth when the economy recovers.
While the current environment is having a significant negative impact on small business lending, we believe it may also create future opportunities including potential consolidation within our industry.
Originations
During the three months ended March 31, 2020 and 2019, we originated $592 million and $636 million of loans, respectively. The decrease in originations in the three months ended March 31, 2020 relative to the same period in 2019 was primarily driven by credit tightening implemented in the second half of March 2020 in response to the emerging COVIID-19 pandemic. For the three months ended March 31, 2020 we funded $151 million through lines of credit which was essentially unchanged from the three months ended March 31, 2019. The average term loan size originated for the three months ended March 31, 2020 and March 31, 2019 was $58 thousand and $53 thousand, respectively. We expect to reduce originations in the second quarter by at least 80% compared to the prior quarter due to the continued economic uncertainties surrounding the COVID-19 pandemic.
We anticipate that the timing and rate of our future growth will depend on the length and depth of the COVID-19 pandemic and the related economic impacts on our existing and prospective small business customers. Our growth prospects will continue to depend on economic conditions, repeat loans with prior customers and on attracting new customers. As we continue to aggregate data on existing customers and prospective customers, we seek to use that data to optimize our marketing spending and business development efforts to retain existing customers as well as to identify and attract prospective customers. We plan on an almost complete elimination of our marketing spend in the near future as we concentrate on expense reductions. Additionally, we do not plan on growing our strategic partnership originations, who have, as we, been concentrated on government supported lending initiatives. In April 2020, we were approved to be a direct lender under the Paycheck Protection Program; if we originate any loans under the program as a direct lender we would include them in our originations.
The following table summarizes the percentage of loans and finance receivables made to all customers originated by our three distribution channels for the periods indicated. We have historically relied on all three of our channels for customer acquisition. From time to time management may proactively adjust our originations channel mix based on market conditions. Our direct channel remains our largest channel as a percentage of origination dollars. Our strategic partner channel increased as a percentage of originations driven by our growth in strategic partnerships, from the first quarter of 2019 compared to the first quarter of 2020.

	Three Months Ended March 31,
Percentage of Originations (Dollars)	2020	2019
Direct	38%	42%
Strategic Partner	34%	31%
Funding Advisor	28%	27%
We originate term loans and lines of credit to customers who are new to OnDeck as well as to existing customers. New originations are defined as new term loan originations plus all line of credit draws in the period, including subsequent draws on existing lines of credit. Renewal originations include term loans only. We believe our ability to increase adoption of our loans within our existing customer base will be important to our future growth. A component of our future growth will include increasing the length of our customer life cycle by expanding our loan offerings and features. In the three months ended March 31, 2020 and 2019 originations from our repeat customers were 48.9% and 50.4% respectively, of total originations to all customers. We believe our significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in our loan features and services. Repeat customers generally show improvements in several key metrics. In the three months ended March 31, 2020, 27.6% of our origination volume from repeat customers was due to unpaid principal balance rolled from existing loans directly into such repeat originations. In order for a current customer to qualify for a renewal term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

•	the business must be approximately 50% paid down on its existing loan;

•	the business must be current on its outstanding OnDeck loan with no material delinquency history; and

•	the business must be fully re-underwritten and determined to be of adequate credit quality.
The extent to which we generate repeat business from our customers will be an important factor in our continued revenue growth and our visibility into future revenue. In conjunction with repeat borrowing activity, historically, many of our customers also tended to increase their subsequent loan size compared to their initial loan size, although this may not hold true in the current COVID-19 impacted environment due to tighter underwriting.
The following table summarizes the percentage of loans originated by new and repeat customers. Loans from cross-selling efforts are classified in the table as repeat loans.

	Three Months Ended March 31,
Percentage of Originations (Dollars)	2020	2019
New	51%	50%
Repeat	49%	50%

Loans
Loans and finance receivables consist of term loans, lines of credit, variable pay product and secured equipment finance loans that require daily, weekly or monthly repayments. We have both the ability and intent to hold these loans to maturity. Loans and finance receivables held for investment are carried at amortized cost. The amortized cost of a loan and finance receivable is the unpaid principal balance plus net deferred origination costs. Net deferred origination costs are comprised of certain direct origination costs, net of all loan origination fees received. Loan and finance receivable origination fees include fees charged to the borrower related to origination that increase the loan yield. Loan origination costs are limited to direct costs attributable to originating a loan, including commissions and personnel costs directly related to the time spent by those individuals performing activities related to origination. Direct origination costs in excess of origination fees received are included in the loan and finance receivable balance and for term loans and finance receivables are amortized over the life of the term loan using the effective interest method, while for lines of credit principal amounts drawn are amortized using the straight line method over 12 months. Loans and finance receivables held for investment increased to $1.3 billion at March 31, 2020 from $1.2 billion at March 31, 2019, reflecting the increase of our term loan duration as well as the addition of the portfolio acquired as a result of combining our Canadian operations with Evolocity in April 2019. We expect our loans and finance receivables balances to decrease as we significantly decrease our originations in the near term.
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
As of the three months ended March 31, 2020, our customers pay between 0.005 and 0.094 cents per month in interest for every dollar they borrow under one of our term loans. Historically, our term loans have been primarily quoted in Cents on Dollar, or COD, which reflects the monthly interest paid by a customer to us per dollar borrowed for a loan. Lines of credit have been historically quoted in APR. As of the three months ended March 31, 2020, the APRs of our term loans outstanding ranged from 11.5% to 98.3% and the APRs of our lines of credit outstanding ranged from 11.0% to 63.2%.

We believe that our product pricing has historically fallen between traditional bank loans to small businesses and certain non-bank small business financing alternatives such as merchant cash advances.

	For the Year			For the Quarter
	2017	2018	2019	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020
Weighted Average Term Loan "Cents on Dollar" Borrowed, per Month	1.95¢	2.14¢	2.12¢	2.19¢	2.12¢	2.08¢	2.08¢	2.08¢
Weighted Average APR - Term Loans	45.2%	49.2%	48.3%	50.2%	48.4%	47.4%	47.2%	47.3%
Weighted Average APR - Lines of Credit	32.3%	32.6%	34.5%	33.7%	34.4%	34.6%	35.2%	35.6%
The pricing increase in 2018 was primarily a reflection of past and expected future increases in the underlying market interest rates that we, like many other lenders in the market, were passing on to our customers. The decrease in COD and APR in 2019 reflect market dynamics and our shift in strategy to offer longer term loans at lower yields to convert more customers with higher credit scores.
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

Portfolio Yield
For the Year			For the Quarter
2017	2018	2019	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020
33.7%	36.2%	35.1%	35.6%	35.0%	35.1%	34.8%	33.3%

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

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower yields, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher Portfolio Yield loans because total payback is typically higher compared to a shorter length term for the same principal loan amount. For the three months ended March 31, 2020, the average length of new term loan originations was 13.8 months which increased from 13.7 months for the three months ended December 31, 2019 and 11.4 months for the three months ended March 31, 2019. The increase in average term length reflects the increased booking rate of longer-term loans with larger balances of higher credit quality loans as our credit policy has recently been further optimized for loans with those specific characteristics.

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

•
Loan Mix - In general, lines of credit have lower Portfolio Yields than term loans. For the three months ended March 31, 2020, the weighted average line of credit APR was 35.6%, compared to 47.3% for term loans.  Draws by line of credit customers increased to 25.4% of total originations for the three months ended March 31, 2020 from 23.5% in three months ended March 31, 2019.

Interest Expense
We obtain financing principally through debt facilities and securitizations with a diverse group of banks, insurance companies and other institutional lenders and investors. Interest expense consists of the interest expense we incur on our debt, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining this debt, such as banker fees, origination fees and legal fees and certain costs associated with our interest rate hedging activity. Cost of Funds Rate is calculated as interest expense divided by average debt outstanding for the period. Our Cost of Funds Rate decreased to 4.8% for the three months ended March 31, 2020 as compared to 5.4% for the three months ended March 31, 2019. The decrease in our Cost of Funds Rate was driven by the     decreases in interest rate spread (the applicable percentage rate above the benchmark interest rate charged by the lender), which more than offset the increase in the market rate for floating rate debt.
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
We originate and price our loans and finance receivables expecting that we will incur a degree of losses. When we originate our loans and finance receivables, we record a provision for estimated credit losses. As we gather more data as the portfolio performs, we may increase or decrease that reserve as deemed necessary to reflect our latest loss estimate. Some portions of our portfolio may be performing better than expected while other portions may perform below expectations. The net result of the underperforming and overperforming portfolio segments determines if we require an overall increase or decrease to our reserve related to the existing portfolio. A net decrease to the reserve related to the existing portfolio reduces provision expense, while a net increase to the loan reserve increases provision expense. Additionally, macroeconomic conditions that existed to date are included in our credit loss model.
In accordance with our strategy to expand the range of our loan offerings, over time, in the past quarters we have expanded the offerings of our term loans by making available longer terms and larger amounts. When we begin to offer a new type of loan, we typically extrapolate our existing data to create an initial version of a credit model to permit us to underwrite and price the new type of loan. Thereafter, we begin to collect actual performance data on these new loans which allows us to refine our credit model based on actual data as opposed to extrapolated data. It often takes several quarters after we begin offering a new type of loan for that loan to be originated in sufficient volume to generate a critical mass of performance data. In addition, for loans with longer terms, it takes longer to acquire significant amounts of data because the loans take longer to season.
The COVID-19 pandemic has created strains on our ability to collect contractual principal and interest amounts as small businesses are having cash flow uncertainties in the unprecedented economic conditions. We expect that delinquencies on our portfolio will continue to grow during the pandemic.
Each loan cohort is unique. A loan cohort refers to loans originated in the same specified time period. For a variety of reasons, one cohort may exhibit different performance characteristics over time compared to other cohorts at similar months of seasoning.
We evaluate and track portfolio credit performance primarily through three key financial metrics: Reserve Ratio; 15+ Day Delinquency Ratio; and Net Charge-off Rate. We will no longer be presenting Provision Rate starting in the first quarter of 2020, which was a key financial metric as of December 31, 2020. We believe that Reserve Ratio is a better representation of our portfolio's credit quality. The Reserve Ratio which utilizes the Unpaid Principal Balance as the denominator and allowance for credit losses as the numerator, both reflect the credit changes on the existing portfolio and new originations. Provision Rate utilized Originations as the denominator, and the provision for credit losses as the numerator, which did not reflect the credit changes of the existing portfolio and therefore did not reflect the credit performance of our total portfolio.

Reserve Ratio
The Reserve Ratio, which is the allowance for credit losses divided by the Unpaid Principal Balance as of a specific date, is a comprehensive measurement of our allowance for credit losses because it presents, as a percentage, the portion of the total Unpaid Principal Balance for which an allowance has been recorded. We adopted the Current Expected Credit Loss, CECL, accounting standard for measuring credit losses on January 1, 2020. The transition adjustment of $3 million at January 1, 2020 was not material to the overall allowance for credit losses. Our Reserve Ratio increased from 12.5% at March 31, 2019, to 16.3% at March 31, 2020 driven by the higher expected losses related to the COVID-19 pandemic.
15+ Day Delinquency Ratio

The 15+ Day Delinquency Ratio is the aggregate Unpaid Principal Balance for our portfolio that is 15 or more calendar days past due as of the end of the period as a percentage of the Unpaid Principal Balance.
The 15+ Day Delinquency ratio increased from 8.7% at March 31, 2019 to 10.3% at March 31, 2020 driven by broad-based decline in portfolio collections since mid-March 2020 as our customers have become directly or indirectly affected by the COVID-19 pandemic, including mandatory or recommended closure of so-called "non-essential businesses" and reduced customer demand. Delinquencies are expected to further increase as our customers continue to face economic hardships from the COVID-19 pandemic. We are actively working with our customers to help them manage through these unprecedented times by providing work out programs to help with payment relief as well as access to government stimulus programs, including the Paycheck Protection Program.
Our 15+ Day Delinquency ratio has historically been higher for our term loans than our lines of credit. For the three months ended March 31, 2020 the 15+ Day Delinquency ratio for term loans and line of credit was 11.6% and 6.7%, respectively, which increased as compared to 9.4% and 5.5%, respectively, at March 31, 2019.
Net Charge-off Rate
Our Net Charge-off Rate, which is calculated as our annualized net charge-offs for the period divided by the average Unpaid Principal Balance outstanding, increased from 12.2% in three months ended March 31, 2019 to 15.8% in three months ended March 31, 2020, reflecting higher gross charge-offs and reduced recoveries driven by credit deterioration in certain effected industries. Our term loans had a Net Charge-off Rate of 16.7% for the three months ended March 31, 2020 compared to 12.5% for our lines of credit. We expect that our Net Charge-off Rate may increase in the future as we charge off more loans due to the COVID-19 related economic deterioration across many industries and geographies.
Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by cohort. Net lifetime charge-offs are the unpaid principal balance charged off less recoveries of loans previously charged off. A given cohort’s net lifetime charge-off ratio is the cohort’s net lifetime charge-offs through March 31, 2020 divided by the cohort’s total original loan volume. Repeat loans in the denominator include the full renewal loan principal, rather than the net funded amount, which is the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment and 30 days of inactivity. The chart immediately below includes all term loan originations, including, if applicable, loans sold through OnDeck Marketplace or held for sale on our balance sheet.

Net Charge-off Ratios by Cohort Through March 31, 2020

	For the Year			For the Quarter
	2016	2017	2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020
Principal Outstanding as of March 31, 2020 by Period of Origination	—%	—%	0.6%	3.3%	12.9%	34.7%	62.3%	88.1%

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
Given that the originations in the fourth quarter of 2019 and first quarter 2020 cohorts are relatively unseasoned as of March 31, 2020, these cohorts reflect low lifetime charge-off ratios in the total loans chart below. Further, given our loans are typically charged off after 90 days of nonpayment and 30 days of inactivity, all cohorts reflect minimal charge offs for the first three months in the chart below.

Net Cumulative Lifetime Charge-off Ratios
All Loans

10.0%
9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29
Month
2014
2015
2016
2017
2018
2019 Q1
2019 Q2
2019 Q3
2019 Q4
2020 Q1

	For the Year			For the Quarter
Originations	2016	2017	2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020
All term loans (in millions)	$2,052	$1,697	$1,972	$486	$452	$492	$467	$432
Weighted average term (months) at origination	13.2	12.1	11.8	11.7	12.2	13.5	13.2	13.3
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

Customer Acquisition Costs
Our customer acquisition costs, or CACs, differ depending upon the acquisition channel. CACs in our direct channel include the commissions paid to our internal sales force and expenses associated with items such as direct mail, and online marketing activities. CACs in our strategic partner channel and FAP channel include commissions paid. CACs in all channels include new originations. For our United States portfolio, the FAP channel had the highest CAC per unit and our strategic partner channel had the lowest CAC per unit for both the three months ended March 31, 2020 and March 31, 2019.
The total amount of U.S. CACs decreased both in aggregate and for each of the three individual acquisition channels for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.  Our U.S. CACs evaluated as a percentage of originations increased for all three channels period over period. The decrease in absolute dollars was primarily attributable to a decrease in U.S. CACs in our FAP channel driven by a decrease in external commissions and origination volume. We expect our CACs to decrease in absolute dollars as we significantly decrease originations and direct marketing spend in the near-term future.
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
Provision for Credit Losses. Provision for credit losses consists of amounts charged to income during the period to maintain an allowance for credit losses, or ALLL, estimated and recognized upon origination, based on expected credit losses for the life of the balance as of the period end date. Our ALLL represents our estimate of the credit losses inherent in our portfolio of loans and finance receivables and is based on a variety of factors, including the composition and quality of the portfolio, loan specific information gathered through our collection efforts, delinquency levels, our historical charge-off and loss experience and general economic and future macroeconomic conditions and forecasts. Under normal circumstances our aggregate provision for credit losses increases in absolute dollars as the amount of loans and finance receivables we originate and hold for investment increase.
Other Revenue. Other revenue includes fees generated by ODX, monthly fees charged to customers for our line of credit, marketing fees earned from our issuing bank partner, and referral fees from other lenders.
Operating Expense
Operating expense consists of sales and marketing, technology and analytics, processing and servicing, and general and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses, stock-based compensation expense and occupancy, comprise a significant component of each of these expense categories. All operating expense categories also include an allocation of overhead, such as rent and other overhead, which is based on employee headcount. We believe that continuing to invest in our business is essential to growing the business and maintaining our competitive position. Due to the recent COVID-19 pandemic, we have taken actions to decrease operating expenses for the second quarter by approximately $13 million.
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
General and Administrative. General and administrative expense consists primarily of salary and personnel-related costs for our executive, finance and accounting, legal and people operations employees. Additional expenses include consulting and professional fees, insurance, legal, travel, gain or loss on foreign exchange, allocated overhead, and other corporate expenses. These expenses also include costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, and directors’ and officers’ liability insurance.
Provision for Income Taxes
Our provision for income taxes includes tax expense for our consolidated operations, including the tax expense incurred by our non-U.S. entities. Our annual effective tax rate is an estimated, blended rate of all tax jurisdictions including federal, state and foreign.

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated.
Comparison of the three months ended March 31, 2020 and 2019

	Three Months Ended March 31,		Year-over-Year Change
	2020	2019	2019 vs 2018
	(dollars in thousands)
Interest and finance income	106,935	105,799	1.1%
Interest expense	11,569	11,332	2.1%
Net interest income	95,366	94,467	1.0%
Provision for credit losses	107,907	43,291	149.3%
Net interest revenue, after credit provision	(12,541)	51,176	(124.5)%
Other revenue	3,620	4,176	(13.3)%
Operating expense:
Sales and marketing	11,664	11,960	(2.5)%
Technology and analytics	16,484	16,806	(1.9)%
Processing and servicing	6,689	5,489	21.9%
General and administrative	16,280	14,029	16.0%
Total operating expense	51,117	48,284	5.9%
Income (loss) from operations, before provision for income taxes	(60,038)	7,068	(949.4)%
Provision for (Benefit from) income taxes	—	1,740	(100.0)%
Net income (loss)	(60,038)	5,328	(1,226.8)%

Net income (loss)
For the three months ended March 31, 2020, we incurred a net loss of $60.0 million compared to net income of $5.3 million for the three months ended March 31, 2019 while adjusted net income (loss), a non-GAAP measure, was a loss of $57.6 million compared to income of $8.1 million in the same comparable period. These decreases were primarily attributable to a large increase in Provision for credit losses, in response to higher anticipated losses due to the COVID-19 pandemic. In addition, a 5.9% increase in operating expenses was partially offset by a 1.0% increase in net interest income. We recorded an income tax expense in the three months ended March 31, 2019, but recorded no tax expense in the three months ended March 31, 2020 due to the uncertainty of anticipated income tax liability in 2020. Basic earnings per share decreased from $0.08 per share to $(0.94) per share. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures for a discussion and reconciliation of Non-GAAP measures.

Net Interest Income

	Three Months Ended March 31,		Year-over-Year Change
	2020	2019	2019 vs 2018
	(dollars in thousands)
Interest and finance income	$106,935	$105,799	1.1%
Interest expense	11,569	11,332	2.1%
Net interest income	$95,366	$94,467	1.0%
Net interest income increased by $0.9 million, or 1.0%, from $94.5 million to $95.4 million. This growth was in part attributable to an $1.1 million, or 1.1%, increase in interest and finance income, which was primarily driven by a higher portfolio balance as evidenced by a 7% increase in Average Loans and Finance Receivables. The increase was partially offset by a 230 basis point decrease in Portfolio Yield from the first quarter of 2019 compared to the first quarter of 2020.
Interest expense increased by $0.2 million, or 2.1%, from $11.3 million to $11.6 million. The increase in interest expense was primarily attributable to increases in Average Debt outstanding, as we utilized our facilities to fund more of our loans, and utilized our corporate debt to fund our share repurchase program and fund our equipment financing loans, in the three months ended March 31, 2020. This was partially offset by decreases in interest rate spread (the applicable percentage rate above the benchmark interest rate charged by the lender) during the three months ended March 31, 2020. The Average Debt Outstanding during the first quarter of 2020 was $962.0 million, up 14.7%, from $838.9 million during the first quarter of 2019, while our Cost of Funds Rate decreased from 5.4% to 4.8%.

Provision for Credit Losses

	Three Months Ended March 31,		Year-over-Year Change
	2020	2019	2019 vs 2018
	(dollars in thousands)
Provision for credit losses	$107,907	$43,291	149.3%
Provision for credit losses increased by $64.6 million, or 149.3%, from $43.3 million to $107.9 million. Our increase in Provision for credit losses for three months ended March 31, 2020 is in response to higher anticipated losses due to the COVID-19 pandemic. In accordance with GAAP, we recognize revenue on loans and finance receivables over their term, but provide for probable credit losses on the loans and finance receivables at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates.

Non-interest Income

	Three Months Ended March 31,		Year-over-Year Change
	2020	2019	2019 vs 2018
	(dollars in thousands)
Other revenue	3,620	4,176	(13.3)%
Other revenue decreased by $0.6 million, or 13.3%, primarily attributable to a decrease in revenue related to ODX.

Operating Expense
Total operating expense increased by $2.8 million, or 5.9%, from $48.3 million to $51.1 million. At March 31, 2020, we had 767 employees compared to 643 at March 31, 2019. Over half of the headcount increase reflects the addition of Evolocity employees, with the majority of the remaining increase attributable to Technology and Analytics employees.
We evaluate trends in our efficiency ratio as a key measure of our progress. Our efficiency ratio for the quarter ended March 31, 2020 was 46.2% which increased from 43.9% for the quarter ended March 31, 2019. Our expanded headcount, business combination with Evolocity, and increased spend on strategic initiatives all contributed to an overall increase in total operating expense during the current quarter, while gross revenue remained essentially flat when compared to the three months ended March 31, 2019. Our Adjusted Efficiency Ratio, a non-GAAP measure, increased from 41.1% for the quarter ended March 31, 2019 to 45.0% for the quarter ended March 31, 2020.
Sales and Marketing

	Three Months Ended March 31,		Year-over-Year Change
	2020	2019	2019 vs 2018
	(dollars in thousands)
Sales and marketing	$11,664	$11,960	(2.5)%
Sales and marketing expense decreased by $0.3 million, or 2.5%, from $12.0 million to $11.7 million. The decrease was driven by a $0.8 million decrease in our personnel-related costs, in part due to a decrease in overall headcount within sales and marketing. Our non-capitalizable commission expense increased by $0.5 million during the three months ended March 31, 2020, which partially offset the total decrease during the current period.
Technology and Analytics

	Three Months Ended March 31,		Year-over-Year Change
	2020	2019	2019 vs 2018
	(dollars in thousands)
Technology and analytics	$16,484	$16,806	(1.9)%
Technology and analytics expense decreased by $0.3 million, or (1.9)%, from $16.8 million to $16.5 million. In the first quarter of 2019, we wrote-down $0.7 million worth of our internally built software. During the current quarter, we incurred no such write-off. Additionally, there was an increase of $0.6 million in software license-related costs for the current year, as we continued to expand our operations, mainly related to development in ODX and our operations in Canada.
Processing and Servicing

	Three Months Ended March 31,		Year-over-Year Change
	2020	2019	2019 vs 2018
	(dollars in thousands)
Processing and servicing	$6,689	$5,489	21.9%
Processing and servicing expense increased by $1.2 million, or 21.9%, from $5.5 million to $6.7 million. This was driven by an increase in personnel-related expenses of $0.9 million, due to an expansion in US headcount as well as our business combination with Evolocity in April 2019. Further, our costs increased $0.3 million during the current quarter related to our in-house collection initiatives.

General and Administrative

	Three Months Ended March 31,		Year-over-Year Change
	2020	2019	2019 vs 2018
	(dollars in thousands)
General and administrative	$16,280	$14,029	16.0%
General and administrative expense increased by $2.3 million, or 16.0%, from $14.0 million to $16.3 million. The increase was partially attributable to legal and consulting costs as well as costs related to our pursuit of a bank charter, resulting in an increase of $1.3 million for the three months ended March 31, 2020 compared to the prior year period. In addition, we recognized a $1.8 million expense during the three months ended March 31, 2020 due to the impact of fluctuations in foreign exchange rates on intercompany transactions. Partially offsetting the increases in the three months ended March 31, 2020 was a $0.5 million decrease in travel expenses, in part due to a slowdown in spending caused by the COVID-19 pandemic, as well as a $0.6 million decrease in incentive compensation related expenses.
Provision for Income Taxes

	Three Months Ended March 31,		Year-over-Year Change
	2020	2019	2019 vs 2018
	(dollars in thousands)
Provision for Income Taxes	$—	$1,740	(100.0)%
During the three months ended March 31, 2020 we did not record a provision for income taxes. We recorded a provision for income taxes during the three months ended March 31, 2019. The quarterly effective income tax rate was 24.6% for the three months ended March 31, 2019.
Liquidity and Capital Resources
Capital
Our Total stockholders' equity decreased by $98 million to $213 million at March 31, 2020 from $312 million at March 31, 2019. The decrease of stockholders' equity was driven primarily by the net losses for the quarter and the repurchase of shares during the quarter. Our book value per diluted share decreased to $3.49 at March 31, 2020 from $3.87 at March 31, 2019, which was primarily driven by our net loss for the quarter.
On July 29, 2019, our Board of Directors authorized the repurchase of up to $50 million of common stock with the repurchased shares to be retained as treasury stock and available for possible reissuance. Any share repurchases under the program will be made from time to time in the open market, in privately negotiated transactions or otherwise. The timing and amount of any share repurchases will be subject to market conditions and other factors as we may determine. The repurchase authorization expires August 31, 2020; however, we may suspend, modify or discontinue the program at any time in our discretion without prior notice. On February 11, 2020, we announced that our Board of Directors had authorized up to $50 million of additional repurchases of common stock. This authorization does not have a scheduled expiration date. During the three months ended March 31, 2020 we purchased 8,096,613 shares of common stock for $33 million. In late February 2020, we suspended repurchase activity under our program as part of our focus on liquidity and capital preservation, but maintain authorization to resume purchases at our sole discretion.
Cash
At March 31, 2020, we had approximately $121 million of available cash to fund our future operations compared to approximately $56 million at December 31, 2019. We drew on our corporate line of credit in the first quarter 2020 to help ensure we had liquidity immediately available.
Our cash and cash equivalents at March 31, 2020 were held primarily for working capital purposes and were used to fund a portion of our lending activities. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments, deposit accounts or other arrangements designed to preserve the principal balance and maintain adequate liquidity. Our excess cash may be invested primarily in overnight sweep accounts, money market instruments or similar arrangements that provide competitive returns consistent with our polices and market conditions.
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
Current Debt Facilities
The following table summarizes our debt facilities as of March 31, 2020.

	Maturity Date		Weighted Average Interest Rate	Borrowing Capacity	Principal Outstanding
				(in millions)
Debt:
OnDeck Asset Securitization Trust II LLC 2018-1	April 2022	(1)	3.8%	$225.0	$225.0
OnDeck Asset Securitization Trust II LLC 2019-1	November 2024	(2)	3.0%	$125.0	$125.0
OnDeck Account Receivables Trust 2013-1 LLC	March 2022	(3)	2.7%	180.0	143.2
Receivable Assets of OnDeck, LLC	September 2021	(4)	2.6%	100.0	99.6
OnDeck Asset Funding II LLC	August 2022	(5)	4.0%	175.0	166.9
Prime OnDeck Receivable Trust II, LLC	March 2022	(6)	3.3%	75.0	—
Loan Assets of OnDeck, LLC	October 2022	(7)	2.7%	150.0	122.4
Corporate line of credit	January 2021		4.0%	105.0	105.0
International and other agreements	Various	(8)	4.0%	138.0	63.5
Total Debt			3.4%	$1,273.0	$1,050.7

(1)	The period during which new loans may be purchased under this securitization transaction expires in October 2021.

(2)
The period during which new loans may be purchased under this securitization transaction expired in March 2020. An early amortization event has occurred under this transaction, please refer to Note 14 for details

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

(7)
The period during which new borrowings may be made under this debt facility expires in April 2022. An amendment was made to the facility on April 27, 2020, please refer to Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements. for details.

(8)
On Other Agreements include our local currency debt facilities in Australia and Canada. The periods during which new borrowings may be made under the various agreements expire between June 2020 and March 2023. Maturity dates range from June 2021 through March 2023.

Our liquidity and our ability to utilize our debt facilities are being significantly negatively impacted by the COVID-19 crisis. See "Part II, Item 1A. Risk Factors" and Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements. Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.
Cash Flows
The following table summarizes our cash flows activities from our Consolidated Statements of Cash Flows:

	As of or for the Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash provided by (used in):
Operating activities	$57,409	$68,975
Investing activities	$(106,765)	$(87,697)
Financing activities	$102,189	$25,878

Cash Flows
Operating Activities
For the three months ended March 31, 2020, net cash provided by operating activities was $57.4 million, which was primarily the result of interest payments from our customers of $118.9 million, less $46.2 million utilized to pay our operating expenses and $9.6 million we used to pay the interest on our debt. During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $5.7 million.
For the three months ended March 31, 2019, net cash provided by our operating activities was $69.0 million, which was primarily the result of our cash received from our customers, including interest payments of $121.9 million, less $41.9 million utilized to pay our operating expenses and $9.9 million we used to pay the interest on our debt. During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $0.1 million.
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
For the three months ended March 31, 2020, net cash used to fund our investing activities was $106.8 million, and consisted primarily of $84.6 million of loan originations in excess of loan repayments received, $17.0 million of origination costs paid in excess of fees collected and $5.1 million for the purchase of property, equipment and software and capitalized internal-use software development costs.
For the three months ended March 31, 2019, net cash used to fund our investing activities was $87.7 million, and consisted primarily of $67.3 million of loan originations in excess of loan repayments received, $18.5 million of origination costs paid in excess of fees collected and $1.9 million for the purchase of property, equipment and software and capitalized internal-use software development costs.
Financing Activities
Our financing activities have consisted primarily of net borrowings from our securitization facility and our revolving debt facilities.
For the three months ended March 31, 2020, net cash provided by in our financing activities was $102.2 million and consisted of $135.4 million in net proceeds from the issuance of debt. The cash provided was partially offset by the use of $32.9 million for the repurchase of common stock and $0.2 million of payments for debt issuance costs.
For the three months ended March 31, 2019, net cash provided by our financing activities was $25.9 million and consisted primarily of $27.9 million in net proceeds from debt facilities and $3.1 million of payments of debt issuance costs. These uses of cash were partially offset by $1.3 million of cash received from the issuance of common stock under the employee stock purchase plan.
Operating and Capital Expenditure Requirements
We require substantial liquidity to fund our current operating and capital expenditure requirements. Maintaining adequate levels of liquidity and remaining in compliance with our existing facilities to continue to fund our loans will remain a top priority as the COVID-19 pandemic continues to affect our customers and their ability to pay contractual principal and interest.
We remain highly focused on credit quality and operating leverage. We have increased our focus on credit quality by altering our credit and underwriting standards to reflect the current economic risks we face to filter in higher credit quality loans. We will be significantly reducing our originations and reducing our operating expenses to help manager our liquidity needs during the pandemic. We expect to use cash flow generated from operations to fund our current operation, and will be executing plans to protect our liquidity.
As of March 31, 2020, only $105 million of our $1.3 billion debt capacity is scheduled to expire before March 31, 2021. If we deem the cost of accessing the asset-backed loan market to be in excess of an appropriate rate, we may elect to use available cash, or other financing options available to us. We expect to slow down the rate of originations.
The economic impact from the COVID-19 pandemic has led to reduced lending activities and volatility in the capital markets. The pandemic may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and its resulting economic impact, but it could have a material adverse effect on our operating and capital expenditure requirements.
Contractual Obligations
Other than as described under the subheading "Liquidity and Capital Resources," and in Note 5 and Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements, there have been no material changes in our commitments under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Critical Accounting Policies and Significant Judgments and Estimates
There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
There have been no material changes from the information previously reported under "Part II, Item 7A" of our Annual Report on Form 10-K for the year ended December 31, 2019

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
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our current and prospective investors should carefully consider the following risks, in addition to those described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and other documents that we file with the SEC from time to time which are available on the SEC website at www.sec.gov, and all other information contained in this report, including our unaudited condensed consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Cautionary Note Regarding Forward-Looking Statements,” before making investment decisions regarding our securities. The risks and uncertainties described below supplement, or to the extent inconsistent, supersede those in our above-mentioned Annual Report on Form 10-K. In addition, the risks and uncertainties below and in our above-mentioned Annual Report on Form 10-K are not the only ones we face but include the most significant factors then known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of these risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.
The COVID-19 public health crisis has significantly and negatively impacted our business, operating results, financial condition and liquidity. The ultimate depth, duration and impact of the crisis are unknown, which creates material uncertainty for us. The continuing crisis could result in a material adverse effect on our business, operating results, financial condition and liquidity.

The widely publicized COVID-19 crisis has had a devastating impact on small businesses in the countries in which we operate. Governmental requirements or recommendations for “non-essential” businesses to temporarily close or severely limit their operations have severely hurt many small businesses that are or could have been our customers. Reduced customer demand has also hurt may of those small businesses. It is uncertain how long these conditions will continue and whether such businesses will be able to continue to operate after an extended period. The ultimate depth, duration and impact of this crisis are unknown, which creates material uncertainty for us. Additionally, the continuing crisis could result in a material adverse effect on our business, operating results, financial condition and liquidity.
In response to this crisis, we have taken measures to reduce costs, including personnel and non-personnel costs. We have also taken steps to preserve liquidity, including discontinuing share buybacks under our share repurchase program. In addition, we have changed our strategic focus to concentrate on the near term, including suspending nearly all new term loan and line of credit originations, ceasing all equipment finance lending and pausing our pursuit of a bank charter. Nevertheless, there is no assurance as to when or whether these or any additional steps we may take will be successful in allowing us to resume more normal operations.
The crisis has significantly and negatively impacted our operating results and our financial condition. For the quarter ended March 31, 2020, we reported a net loss attributable to On Deck Capital, Inc. common stockholders of $59.0 million, a provision for credit losses of $107.9 million and a $82.8 million or 28% reduction in total stockholders’ equity compared to December 31, 2019. The net loss was driven by an increase in our allowance for credit losses related to COVID-19. We also reported significant increases in our Reserve Ratio, 15+ Day Delinquency Ratio and Net Charge-off Rate as detailed elsewhere in this report, showing the early adverse impact of COVID-19 on our portfolio. Our operating results and financial condition may continue to worsen, and such changes may have a material adverse effect on our operating results and financial condition.
Our liquidity has also been significantly and negatively impacted as a result of the COVID-19 crisis and its economic consequences. We are experiencing higher than normal delinquencies and reduced cash collections in our portfolio. While we were in compliance with the performance covenants and other provisions under our debt agreements as of March 31, 2020, the higher than normal delinquencies and reduced cash collections, that we are experiencing due to the COVID-19 crisis, has resulted in non-compliance with borrowing base requirements under certain of our debt agreements and will result in additional non-compliance with borrowing base requirements, portfolio performance and/or other covenants under those debt agreements and our other debt agreements. If such non-compliance is not waived by our lenders, we are not able to obtain amendments or other relief or are otherwise unable to obtain new or alternate methods of financing on acceptable terms, such non-compliance will result in, among other things, the inability to borrow under our debt facilities, early amortization events and/or events of default. Additionally, with respect to our securitizations, such non-compliance has resulted in an early amortization event in OnDeck Asset Securitization Trust II - 2019-1 and will result in an early amortization event in OnDeck Asset Securitization Trust II - 2018-1, even though the latter entered its scheduled amortization period at the end of March 2020. We expect that certain other early amortization events will occur as a result of additional non-compliance and there is no assurance that we will avoid events of default in one or both securitizations as a result of any additional non-compliance. Our debt facilities at our subsidiaries and our securitization transactions are structured to be non-recourse to On Deck Capital, Inc., but our corporate debt facility - for which On Deck Capital, Inc. is the direct obligor - is full recourse. Although much of our financing is non-recourse, the inability to access any of our debt facilities or securitizations or the occurrence of a period of unscheduled amortization in such transactions would severely constrict our liquidity. In addition, the occurrence of early amortization events or events of default under our debt facilities or securitizations may hinder our ability to replace these facilities in the future or arrange new or alternative methods of financing on acceptable terms or at all.
Given the continuing COVID-19 crisis and impact on our portfolio, we are actively engaging with our lenders to amend or otherwise obtain relief from certain borrowing base requirements, portfolio performance covenants and/or other obligations under our debt agreements. Although we have amended one of our debt facilities to obtain temporary relief and the lenders in another debt facility agreed to temporarily waive certain borrowing base requirements, no assurance can be given that we will be successful in obtaining similar relief from other lenders. If we are unable to amend our debt facilities or otherwise obtain relief, or are otherwise unable to obtain new or alternate methods of financing on acceptable terms, we expect non-compliance with borrowing base requirements, portfolio performance or other covenants to occur, which will result in the occurrence of early amortization events and/or events of default. There is no assurance that we will be able to adequately amend our debt facilities, obtain permanent or long-term relief or replace these facilities with new or alternative methods of financing. If we are unsuccessful in securing appropriate amendments, other relief under our debt facilities or otherwise replacing these facilities, we could experience a material adverse effect on our business, operating results, financial condition and liquidity.
The unaudited condensed consolidated financial statements included in this report contain disclosures that express substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

The unaudited condensed consolidated financial statements included in this report have been prepared on a going concern basis, which assumes that we will continue to operate in the future in the normal course of business. Recently, our liquidity and ability to maintain compliance with debt covenants have been significantly and negatively impacted by COVID-19.
As a result of the COVID-19 pandemic and its economic impacts, we are experiencing higher delinquencies in our portfolio and, in turn, lower cash collections. While we were in compliance with our debt facilities at March 31, 2020, the reduced collections and higher COVID-19 related delinquencies have resulted in non-compliance with certain debt agreements are expected to result in additional non-compliance in future periods. If such non-compliance is not waived by our lenders, we are not able to obtain amendments or other relief, or are otherwise unable to obtain new or alternate methods of financing on acceptable terms, such non-compliance can result in loss of ability to borrow under the facilities, early amortization and/or events of default. As a result, management has concluded that the uncertainty surrounding our future non-compliance in our debt facilities, ability to negotiate some of our existing facilities or repay outstanding indebtedness, and maintain sufficient liquidity raises substantial doubt about our ability to continue as a going concern within one year of the end of the period covered by this report. We cannot provide you with any assurance that any efforts we have or will take to improve our liquidity, portfolio performance, collections and other matters will be successful in the near term or at all.
We changed our approach to loss forecasting for the quarter ended March 31, 2020 due to the impacts of the COVID-19 crisis in a way that required us to make significant subjective judgments and assumptions beyond those inherent in our historical approach. As a result, our allowance for credit losses based on the new methodology is relatively untested and may be at greater risk of inaccuracy.
Our allowance for credit losses is an estimate. It is subjective as it requires material estimates, including such factors as historical trends, known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current and expected economic conditions. Other qualitative factors considered may include items such as uncertainties in forecasting and modeling techniques, changes in portfolio composition, business conditions and emerging trends. Recovery of the carrying value of loans is dependent to a great extent on conditions that may be beyond our control. Any combination of the aforementioned factors may adversely affect our loan portfolio resulting in increased delinquencies and loan losses and could require additional provisions for credit losses, which could impact future periods.
All those risks were potentially increased by our adoption of a new approach to loss forecasting for the quarter ended March 31, 2020. The unique and widespread impacts of the COVID-19 crisis led us to conclude that our prior approach to loss forecasting and its reliance in part on historical credit data would not be sufficiently predictive. The new approach focuses more on recent performance and payment behavior and categorizes the portfolio into two behavioral groups: “normal” loans that became delinquent before March 11, 2020 or were still current as of March 31, 2020; and “post pandemic delinquencies” that became delinquent on or after March 11, 2020. The second group was then subdivided into five different categories based on their collection status to risk-rank them based on our assessment of the customer’s willingness to pay. The new approach required many significant subjective assumptions regarding the impacts of COVID-19, including ones regarding expected delinquencies and charge-offs, the length and rate of economic contraction, the duration of government-imposed shutdowns, the timing and rate of economic recovery and other factors. To the extent that any of those complex assumptions are materially incorrect, actual results will vary from the estimate.
While we believe the new approach is reasonable and appropriate, it is new and untested in actual practice. The COVID-19 crisis is without precedent and is still evolving. Its full impact on the economy in general and on small businesses are not knowable. As a result, our new methodology may be at greater risk of inaccuracy in predicting our allowance for credit losses than in the past, and those inaccuracies could be material.
Our response to the COVID-19 crisis may not be effective and government stimulus and other responses to the crisis may not prevent or lessen economic decline. The trading prices and liquidity of our common stock and debt securities may suffer.
Our reduction in expenditures, measures to improve liquidity or other strategic actions we have taken or may take in the future in response to COVID-19 may not be effective. Government stimulus measures may not prevent or lessen serious economic decline, recession and extensive long-term unemployment. The full extent of the ongoing impact of COVID-19 on our longer-term operational and financial performance will depend on future developments, many of which are outside our control, including the effectiveness of our mitigation strategies, the duration and spread of COVID-19, related government restrictions and recommendations, public behavior towards the resumption of normal activities and other factors, all of which are highly uncertain and cannot be predicted. The COVID-19 pandemic has significantly and negatively impacted us, and its continuing impact could result in a material adverse effect on our overall business, operating results, financial condition and liquidity, as well as on the trading prices and liquidity of our common stock and debt securities issued under our securitizations.

Recent COVID-related changes in debt collection practices can harm us by leading to higher losses and depress the prices we may obtain if we seek to sell loans.
In response to the COVID-19 crisis, states and other regulatory authorities across the U.S. are implementing various debt collection restrictions, including in some cases bans on collections or creditors’ normal legal remedies.  To the extent these regimes apply to us, they could limit our ability to service our defaulted customers and pursue collections, which in turn could lead to higher losses and associated loss rates.  The same restrictions could negatively impact prices available in the secondary debt markets and debt buyers’ ability to operate and finance their businesses.  As a result, if we seek to sell our loans, including charged-off loans, to third-party debt buyers, sale prices may be materially lower than prices that would be available absent the current environment.
A COVID-19 rebound or outbreak of another disease or similar public health threat in the future could have a material adverse effect on our business, operating results, financial condition and liquidity.
Dr. Anthony Fauci, Director of the U.S. National Institute of Infectious Diseases and a member of the White House Coronavirus Task Force, has publicly cautioned that the COVID-19 virus will return even as cases stabilize and that premature reopening of businesses could trigger a rebound. There is currently no effective treatment or vaccine for the disease and no assurance as to when or whether there will be.
Other outbreaks of COVID-19, the outbreak of another disease or similar public health threat, or fear of such an event, could impact public behavior or result in the imposition of business restrictions that could have a material adverse impact on our business, financial condition, operating results and liquidity.
We do not know when we might be able to start growing our business again or return to profitability.
As part of our response to the COVID-19 crisis and our focus on liquidity, we have suspended nearly all new term loan and line of credit originations and ceased all equipment finance lending. As a result, we expect our portfolio to shrink over time as existing loans pay down and/or default or are charged-off. While we have taken steps to reduce certain expenses in the near term, we still have substantial credit costs and operating expense. Because we are required to record the full provision for a loan when it is made but the related interest income is recognized over the life of the loan, periods of rapid growth can result in net losses. Because the depth and duration of the current crisis and its impact on the economy are uncertain, we do not know when we might be able to start growing our business again or return to profitability.
In order to resume normal lending when the economy reopens, we will require adequate liquidity which may not be available. We may also need to develop alternative underwriting approaches that may not be successful.
We do not know when the economy will reopen or when we will resume normal lending. In order to resume lending, we will require adequate liquidity, which may be unavailable due to the impact on our portfolio resulting from the COVID-19 crisis. It is uncertain whether our current debt facilities will provide adequate liquidity or be available at all. Additionally, since the revolving periods have terminated under our securitization transactions, we are unable to purchase or fund additional loans through those transactions. There is no assurance as to when or whether we would be able to obtain replacement facilities or arrange new or alternative methods of financing on acceptable terms or at all. Some lenders may be unwilling to extend financing secured by small business loans due to poor performance by the asset class as a result of COVID-19, the risk of a COVID-19 recurrence or concern over a similar public health threat in the future. Even if such financing is available, it may be on terms significantly less favorable than those in our current facilities which could make it unattractive or unacceptable to us.
Historically our loan underwriting has relied upon, among other things, recent small business bank records showing daily transaction activity. Due to mandatory or voluntary small business shutdowns and other restrictions, many small businesses may not have recent bank records showing enough transactions to support a loan. There may also be increased inaccuracies in credit bureau information on our customers or new applicants due to U.S. federal interagency guidance on cessation of negative credit bureau reporting for COVID-19 affected accounts. We may need to develop alternative underwriting approaches to allow us to make loans with older, fewer or no bank transaction records. We may also need alternatives to address potentially incomplete credit histories. Such changes could expose us to greater credit risk and may not be successful. If we do not develop alternative approaches, it could delay our ability to resume more normal lending until after those bank records and updated credit records are available.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities.
On February 11, 2020, we announced that our Board of Directors had authorized up to an additional $50 million of repurchases under our previously announced common share repurchase program. Shares repurchased under the program are to be retained as treasury stock and available for possible reissuance. This additional repurchase authorization does not have a scheduled expiration date. Shares may be repurchased in open market transactions, in privately negotiated transactions or otherwise. We have approximately $23 million of remaining authorization under the program. In late February 2020, we suspended repurchase activity under our program as part of our focus on liquidity and capital preservation, but maintain authorization to resume purchases at our sole discretion.
During the quarter ended March 31, 2020, we repurchased 8,096,613 shares of our common stock for approximately $32.9 million . The number of shares purchased, the average price paid per share and the remaining availability under our repurchase program are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2020	1,034,217	$4.12	1,034,217	$1,756,540
February 1 - February 29, 2020	7,062,396	$4.05	7,062,396	$23,153,836
March 1 - March 31, 2020	—	—	—	$23,153,836
Total	8,096,613	$4.06	8,096,613

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Deck Capital, Inc.

/s/ Kenneth A. Brause
Kenneth A. Brause Chief Financial Officer (Principal Financial Officer)
Date: May 11, 2020

/s/ Mark Torossian
Mark Torossian Senior Vice President, Finance (Principal Accounting Officer)
Date: May 11, 2020

Exhibit Index

Exhibit Number	Description	Filed / Incorporated by Reference from Form *	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	12/22/2014
3.2	Amended and Restated Bylaws	10-Q	3.2	11/6/2018
4.1	Form of common stock certificate	S-1	4.1	11/10/2014
10.1
Amendment No. 3 to the Credit Agreement, dated as of April 27, 2020, by and among Loan Assets of OnDeck, LLC, the Lenders party hereto and 20 Gates Management LLC, as Administrative Agent for the Class A Lenders
Filed herewith.
10.2	Temporary Waiver and Consent, dated as of May 7, 2020, by and among OnDeck Asset Funding II, LLC, On Deck Capital, Inc., the Lenders party hereto and Ares Agent Services, L.P., as Administrative Agent	Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	Exhibit incorporated by reference to the Registrant's Form S-1 Registration Statement, Registration No. 333-200043