Form 10-Q
period 2020-06-30
On Deck Capital, Inc.
filed 2020-08-07
CIK 1420811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2020 was 58,921,292.

On Deck Capital, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$71,659	$56,344
Restricted cash	77,930	40,524
Loans and finance receivables	901,126	1,265,312
Less: Allowance for credit losses	(173,607)	(151,133)
Loans and finance receivables, net	727,519	1,114,179
Property, equipment and software, net	24,629	20,332
Other assets	66,861	73,204
Total assets	$968,598	$1,304,583
Liabilities, mezzanine equity and stockholders' equity
Liabilities:
Accounts payable	$7,665	$6,470
Interest payable	2,043	2,334
Debt	680,371	914,995
Accrued expenses and other liabilities	52,563	70,110
Total liabilities	742,642	993,909
Commitments and contingencies (Note 11)
Mezzanine equity:
Redeemable noncontrolling interest	6,888	14,428
Stockholders’ equity:
Common stock—$0.005 par value, 1,000,000,000 shares authorized and 80,745,115 and 80,095,061 shares issued and 58,916,996 and 66,363,555 outstanding at June 30, 2020 and December 31, 2019, respectively.	408	405
Treasury stock—at cost	(82,503)	(49,641)
Additional paid-in capital	516,892	513,571
Accumulated deficit	(215,339)	(169,002)
Accumulated other comprehensive loss	(1,985)	(1,333)
Total On Deck Capital, Inc. stockholders' equity	217,473	294,000
Noncontrolling interest	1,595	2,246
Total stockholders' equity	219,068	296,246
Total liabilities, mezzanine equity and stockholders' equity	$968,598	$1,304,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended, June 30,
	2020	2019	2020	2019
Revenue:
Interest and finance income	$78,308	$105,641	$185,243	$211,440
Interest expense	10,291	11,381	21,860	22,713
Net interest income	68,017	94,260	163,383	188,727
Provision for credit losses	23,720	42,951	131,627	86,242
Net interest income (loss), after credit provision	44,297	51,309	31,756	102,485
Other revenue	2,217	4,605	5,837	8,781
Operating expense:
Sales and marketing	5,473	13,307	17,137	25,267
Technology and analytics	15,088	16,681	31,572	33,487
Processing and servicing	5,452	5,609	12,141	11,098
General and administrative	13,664	16,353	29,944	30,382
Total operating expense	39,677	51,950	90,794	100,234
Goodwill Impairment	10,960	—	10,960	—
Income (loss) from operations, before provision for income taxes	(4,123)	3,964	(64,161)	11,032
Provision for (Benefit from) income taxes	—	1,796	—	3,536
Net income (loss)	(4,123)	2,168	(64,161)	7,496
Less: Net income (loss) attributable to noncontrolling interest	(6,293)	(2,127)	(7,356)	(2,465)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$2,170	$4,295	$(56,805)	$9,961
Net income (loss) per share attributable to On Deck Capital, Inc. common stockholders:
Basic	$0.04	$0.06	$(0.94)	$0.13
Diluted	$0.04	$0.05	$(0.94)	$0.13
Weighted-average common shares outstanding:
Basic	58,741,590	76,137,751	60,625,795	75,840,604
Diluted	59,946,591	78,901,601	60,625,795	79,013,757
Comprehensive income (loss):
Net income (loss)	$(4,123)	$2,168	$(64,161)	$7,496
Other comprehensive income (loss):
Foreign currency translation adjustment	1,220	405	(1,993)	771
Unrealized gain (loss) on derivative instrument	234	(124)	504	(866)
Comprehensive income (loss)	(2,669)	2,449	(65,650)	7,401
Less: Comprehensive income (loss) attributable to noncontrolling interests	516	(58)	(837)	(32)
Less: Net income (loss) attributable to noncontrolling interest	(6,293)	(2,127)	(7,356)	(2,465)
Comprehensive income (loss) attributable to On Deck Capital, Inc. common stockholders	$3,108	$4,634	$(57,457)	$9,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interest (in thousands, except share data)

	On Deck Capital, Inc.'s stockholders' equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Amount
Balance—December 31, 2018	75,375,341	$396	$502,003	$(196,959)	$(5,656)	$(1,832)	$297,952	$4,533	$302,485	$—
Stock-based compensation	—	—	2,743	—	—	—	2,743	—	2,743	—
Issuance of common stock through vesting of restricted stock units and option exercises	264,364	2	45	—	—	—	47	—	47	—
Employee stock purchase plan	267,688	1	1,659	—	—	—	1,660	—	1,660	—
Tax withholding related to vesting of restricted stock units	—	—	(291)	—	—	—	(291)	—	(291)	—
Currency translation adjustment	—	—	—	—	—	340	340	26	366	—
Cash flow hedge and other	—	—	—	—	—	(742)	(742)	—	(742)	—
Net Income (loss)	—	—	—	5,666	—	—	5,666	(338)	5,328	—
Balance—March 31, 2019	75,907,393	$399	$506,159	$(191,293)	$(5,656)	$(2,234)	$307,375	$4,221	$311,596	$—
Stock-based compensation	—	—	2,965	—	—	—	2,965	—	2,965	—
Issuance of common stock through vesting of restricted stock units and option exercises	393,994	2	26	—	—	—	28	—	28	—
Employee stock purchase plan	—	—	335	—	—	—	335	—	335	—
Tax withholding related to vesting of restricted stock units	—	—	(844)	—	—	—	(844)	—	(844)	—
Fair value of redeemable noncontrolling interest resulting from business combination	—	—	—	—	—	—	—	—	—	16,444
Currency translation adjustment	—	—	—	—	—	463	463	(49)	414	(9)
Cash flow hedge and Other	—	—	(11)	1	—	(123)	(133)	—	(133)	—
Net Income (loss)	—	—	—	4,295	—	—	4,295	(814)	3,481	(1,313)
Balance—June 30, 2019	76,301,387	$401	$508,630	$(186,997)	$(5,656)	$(1,894)	$314,484	$3,358	$317,842	$15,122

	On Deck Capital, Inc.'s stockholders' equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Amount
Balance—December 31, 2019	66,363,555	$405	$513,571	$(169,002)	$(49,641)	$(1,333)	$294,000	$2,246	$296,246	$14,428
Transition to ASU 2016-13 Adjustment	—	—	—	10,468	—	—	10,468	—	10,468	—
Stock-based compensation	—	—	1,738	—	—	—	1,738	—	1,738	—
Issuance of common stock through vesting of restricted stock units and option exercises	152,362	1	15	—	—	—	16	—	16	—
Employee stock purchase plan	—	—	(310)	—	—	—	(310)	—	(310)	—
Repurchases of Common Stock	(8,096,613)	—	—	—	(32,862)	—	(32,862)	—	(32,862)	—
Tax withholding related to vesting of restricted stock units	—	—	(229)	—	—	—	(229)	—	(229)	—
Currency translation adjustment	—	—	—	—	—	(1,860)	(1,860)	(253)	(2,113)	(1,100)
Cash flow hedge and other	—	—	—	—	—	270	270	2	272	—
Net Income (loss)	—	—	—	(58,975)	—	—	(58,975)	(847)	(59,822)	(216)
Balance—March 31, 2020	58,419,304	$406	$514,785	$(217,509)	$(82,503)	$(2,923)	$212,256	$1,148	$213,404	$13,112
Stock-based compensation	—	—	2,305	—	—	—	2,305	—	2,305	—
Issuance of common stock through vesting of restricted stock units and option exercises	497,692	2	(1)	—	—	—	1	—	1	—
Tax withholding related to vesting of restricted stock units	—	—	(198)	—	—	—	(198)	—	(198)	—
Currency translation adjustment	—	—	—	—	—	704	704	128	832	388
Cash flow hedge and other	—	—	1	—	—	234	235	—	235	—
Net Income (loss)	—	—	—	2,170	—	—	2,170	319	2,489	(6,612)
Balance—June 30, 2020	58,916,996	$408	$516,892	$(215,339)	$(82,503)	$(1,985)	$217,473	$1,595	$219,068	$6,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ON DECK CAPITAL, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended, June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(64,161)	$7,496
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	131,627	86,242
Depreciation and amortization	3,271	3,574
Amortization of debt issuance costs	2,572	1,573
Stock-based compensation	3,663	6,331
Amortization of net deferred origination costs	27,579	35,277
Changes in servicing rights, at fair value	—	69
Unfunded loan commitment reserve	—	452
Loss on disposal of fixed assets	—	1,537
Amortization of intangibles	242	189
Goodwill impairment	10,960	—
Changes in operating assets and liabilities:
Other assets	(5,051)	(9,595)
Accounts payable	1,267	1,499
Interest payable	(287)	302
Accrued expenses and other liabilities	(10,693)	1,613
Net cash provided by operating activities	100,989	136,559
Cash flows from investing activities
Purchases of property, equipment and software	(2,886)	(1,360)
Capitalized internal-use software	(4,673)	(4,220)
Originations of loans and finance receivables, excluding rollovers into new originations	(567,238)	(1,029,348)
Payments of net deferred origination costs	(19,230)	(33,505)
Principal repayments of loans and finance receivables	813,128	946,025
Acquisition of shares in business combination	—	(3,004)
Net cash provided by (used in) investing activities	219,101	(125,412)
Cash flows from financing activities
Tax withholding related to vesting of restricted stock units	(427)	(1,135)
Repurchases of common stock	(32,862)	—
Proceeds from exercise of stock options	17	71
Issuance of common stock under employee stock purchase plan	—	1,281
Proceeds from the issuance of debt	274,429	355,840
Payments of debt issuance costs	(661)	(2,812)
Repayments of debt principal	(508,363)	(359,392)
Net cash (used in) provided by financing activities	(267,867)	(6,147)
Effect of exchange rate changes on cash and cash equivalents	498	(558)

Net increase (decrease) in cash, cash equivalents and restricted cash	52,721	4,442
Cash and cash equivalents at beginning of period	96,868	97,638
Cash and cash equivalents at end of period	$149,589	$102,080

	Six Months Ended, June 30,
	2020	2019

Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$71,659	$58,744
Restricted cash	77,930	43,336
Total cash, cash equivalents and restricted cash	$149,589	$102,080

Supplemental disclosure of other cash flow information
Cash paid for interest	$19,077	$20,038
Cash paid for income taxes	$67	$8,496
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$70	$109
Unpaid principal balance of term loans rolled into new originations	$88,667	$198,319

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
At December 31, 2019, we changed the presentation of the revenue portion of our Consolidated Statements of Operations and Comprehensive Income to present new line items for "Net interest income" and "Net interest revenue, after credit provision" and "Total non-interest income." We no longer present the line items, "Gross revenue," "Total cost of revenue" and "Net revenue." "Gains on sales of loans" and "Other revenue" for the periods ended June 30, 2019, which were previously reported as components of "Gross revenue", have been recast to be presented as components of "Total non-interest income". "Interest expense" and "Provision for credit losses" for the periods ended June 30, 2019, which were previously reported as components of "Total cost of revenue", have been recast to be presented as components of "Net interest income" and "Net interest revenue, after credit provision", respectively. The change in presentation had no effect on our "Income (loss) from operations, before provision for income taxes" or "Net income (loss)". The new presentation solely repositions our existing financial statement line items and does not create any new financial statement line items except for new subtotals. The change was made to better align with industry standards and to reflect key metrics which we use to measure our business.
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
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. We adopted the new standard effective January 1, 2020 utilizing the prospective transition approach and the adoption did not have a material impact on our unaudited consolidated financial statements.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic, which led to governmental requirements or recommendations for “non-essential” businesses to temporarily close or severely limit their operations. Our small business customers have been directly or indirectly affected by the COVID-19 pandemic due to the closures and reduced customer demand. During the second quarter of 2020, the COVID-19 pandemic continued to negatively impact our small business customers. We have included the COVID-19 impacts as part of our calculation of the allowance for credit losses for the quarters ended March 31, 2020 and June 30, 2020. See Note 4.
The pandemic is having unprecedented negative economic consequences. We have changed our near-term priorities to actively monitor and respond to the impacts that COVID-19 is having on our business and customers. See Part I, Item 2- "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detail. It is currently unclear what the full impact of COVID-19, will be on our business, cash flows, available liquidity, financial condition, and results of operations, due to the many material uncertainties that continue to exist.
Definitive Agreement with Enova International
On July 28, 2020, we entered into a definitive agreement with Enova International, or Enova, under which Enova will acquire all of our outstanding shares in a cash and stock transaction. Under the terms of the agreement, our shareholders will receive $0.12 cents per share in cash and 0.092 shares of Enova common stock for each share of OnDeck common stock held. The transaction has been unanimously approved by the boards of directors of both companies and is subject to our shareholder approval and Hart-Scott-Rodino Act approval, along with customary closing conditions. The transaction is expected to close this year. Enova is a leading provider of online financial services to non-prime consumers and small businesses, providing access to credit powered by its advanced analytics, innovative technology, and world-class online platform and services.
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
In accordance with the SEC’s SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the error and concluded that the impact was not material to our financial statements for any prior annual or interim period. There was no impact to the financial statements or earnings per share for any period presented

2. Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per common share is calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended, June 30,
	2020	2019	2020	2019
Numerator:
Net Income (loss)	$(4,123)	$2,168	$(64,161)	$7,496
Less: Net income (loss) attributable to noncontrolling interest	(6,293)	(2,127)	(7,356)	(2,465)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$2,170	$4,295	$(56,805)	$9,961
Denominator:
Weighted-average common shares outstanding, basic	58,741,590	76,137,751	60,625,795	75,840,604
Net income (loss) per common share, basic	$0.04	$0.06	$(0.94)	$0.13
Effect of dilutive securities	1,205,001	2,763,850	—	3,173,153
Weighted-average common shares outstanding, diluted	59,946,591	78,901,601	60,625,795	79,013,757
Net income (loss) per common share, diluted	$0.04	$0.05	$(0.94)	$0.13
Anti-dilutive securities excluded	8,806,925	6,747,782	8,428,661	5,591,794

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

	Three Months Ended June 30,		Six Months Ended, June 30,
Dilutive Common Share Equivalents	2020	2019	2020	2019
Weighted-average common shares outstanding	58,741,590	76,137,751	60,625,795	75,840,604
RSUs and PRSUs	239,187	489,080	—	755,731
Stock options	965,814	2,274,770	—	2,413,951
Employee stock purchase plan	—	—	—	3,471
Total dilutive common share equivalents	59,946,591	78,901,601	60,625,795	79,013,757

The following common share equivalent securities were excluded from the calculation of diluted net income per share attributable to common stockholders. Their effect would have been antidilutive for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended, June 30,
	2020	2019	2020	2019
Anti-Dilutive Common Share Equivalents
RSUs and PRSUs	4,806,354	2,361,583	4,428,090	1,633,192
Stock options	4,000,571	4,176,551	4,000,571	3,958,602
Employee stock purchase plan	—	209,648	—	—
Total anti-dilutive common share equivalents	8,806,925	6,747,782	8,428,661	5,591,794

On July 29, 2019 we announced that our Board of Directors authorized the repurchase of up to $50 million of common stock with the repurchased shares to be retained as treasury stock and available for possible reissuance. Any share repurchases under the program will be made from time to time in the open market, in privately negotiated transactions or otherwise. The timing and amount of any share repurchases will be subject to market conditions and other factors as we may determine.We fully utilized the authorization of $50 million shares. On February 11, 2020 we announced that our Board of Directors authorized the repurchase of up to an additional $50 million of common stock under the repurchase program described above, with no expiration on the additional authorization. In late February 2020, we suspended repurchase activity under our program as part of our focus on liquidity and capital preservation. As such, we did not repurchase any shares during the three months ended June 30, 2020. During the six months ended June 30, 2020 we repurchased 8,096,613 shares of common stock for $32.9 million. .
3. Interest Income
Interest income was comprised of the following components for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended, June 30,
	2020	2019	2020	2019
Interest and finance income	$90,167	$122,799	$212,449	$246,234
Amortization of net deferred origination costs	(12,035)	(17,451)	(27,618)	(35,344)
Interest and finance income, net	78,132	105,348	184,831	210,890
Interest on deposits and investments	176	293	412	550
Total interest and finance income	$78,308	$105,641	$185,243	$211,440

4. Loans and Finance Receivables Held for Investment and Allowance for Credit Losses
Loans and finance receivables consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Term loans	$663,600	$946,322
Lines of credit	204,487	277,843
Other loans and finance receivables (1)	15,912	14,244
Total Unpaid Principal Balance	883,999	1,238,409
Net deferred origination costs	17,127	26,903
Total loans and finance receivables	$901,126	$1,265,312

(1)	Includes loans secured by equipment and our variable pay product in Canada.
We include both loans we originate, and loans originated by our issuing bank partner and later purchased by us as part of our originations. During the three months ended June 30, 2020 and 2019 we purchased loans from our issuing bank partner in the amount of $11.9 million and $95.5 million, respectively. During the six months ended June 30, 2020 and 2019 we purchased loans from our issuing bank partner in the amount of $121.6 million and $207.1 million, respectively. We reduced our loan origination volume in response to the increased uncertainties of the COVID-19 pandemic during the second quarter of 2020.
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

We increased our allowance for credit losses at June 30, 2020 compared to December 31, 2019 due to higher expected losses related to the COVID-19 pandemic, and decreased from March 31, 2020, which included a significant reserve build for COVID-impacted loans and decrease originations. Management's consideration at June 30, 2020 included the potential macro-economic impact of continued government-mandated lockdowns for small businesses, expected timing for the reopening of the economy, as well as the effectiveness and length of the government stimulus programs.
The change in the allowance for credit losses for the three months ended June 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended June 30,
	2020			2019
	Term Loans and Finance Receivables	Lines of Credit	Total	Total
Balance at beginning of period	$156,803	$48,900	$205,703	$147,406
Recoveries of previously charged off amounts	5,142	741	5,883	4,523
Loans and finance receivables charged off	(52,667)	(9,735)	(62,402)	(49,141)
Provision for credit losses	30,826	(7,106)	23,720	42,951
Foreign Currency Translation Adjustment	703	—	703	—
Allowance for credit losses at end of period	$140,807	$32,800	$173,607	$145,739

The change in the allowance for credit losses for the six months ended June 30, 2020 and 2019 consisted of the following (in thousands):

	Six Months Ended June 30,
	2020			2019
	Term Loans and Finance Receivables	Lines of Credit	Total	Total
Balance at beginning of period	116,752	34,381	151,133	$140,040
Recoveries of previously charged off amounts	10,184	1,296	11,480	$8,437
Loans and finance receivables charged off	(98,334)	(19,296)	(117,630)	$(88,980)
Provision for credit losses	109,104	22,523	131,627	86,242
Transition to ASU 2016-13 Adjustment	2,800	(6,104)	(3,304)	—
Foreign Currency Translation Adjustment	301	—	301	—
Allowance for credit losses at end of period	$140,807	$32,800	$173,607	$145,739
When loans and finance receivables are charged off, we typically continue to attempt to recover amounts from the respective borrowers and guarantors, including, when we deem it appropriate, through formal legal action. Alternatively, we may sell previously charged-off loans to third-party debt buyers.  The proceeds from these sales are recorded as a component of the recoveries of loans previously charged off. For the six months ended June 30, 2020 loans sold accounted for $0.2 million of recoveries previously charged off. We did not sell any previously charged-off loans for the six months ended June 30, 2019.
The following table contains information regarding the unpaid principal balance we originated related to non-delinquent, paying and non-paying delinquent loans and finance receivables as of June 30, 2020 and December 31, 2019 (in thousands). At June 30, 2020, approximately 60% of the unpaid principal balance of our delinquent loans and finance receivables were making payments.

	June 30, 2020
	Term Loans and Finance Receivables	Lines of Credit	Total
Current loans and finance receivables	$360,587	$141,429	$502,016
Delinquent: paying (accrual status)	203,772	37,745	241,517
Delinquent: non-paying (non-accrual status)	115,153	25,313	140,466
Total	679,512	204,487	883,999

	December 31, 2019
	Term Loans and Finance Receivables	Lines of Credit	Total
Current loans and finance receivables	$842,083	$255,981	$1,098,064
Delinquent: paying (accrual status)	33,512	5,002	38,514
Delinquent: non-paying (non-accrual status)	84,971	16,860	101,831
Total	$960,566	$277,843	$1,238,409

We consider the delinquency status of our loans and finance receivables as one of our primary credit quality indicators once loans advance beyond the origination underwriting stage. This continues to be a useful metric during the current COVID downturn, although absolute levels of delinquency and roll rates cannot be compared to pre-COVID levels. The following tables show an aging analysis of the unpaid principal balance related to loans and finance receivables and lines of credit, by delinquency status and origination year as of June 30, 2020 (in thousands):

	June 30, 2020
	Term Loans and Finance Receivables				Lines of Credit	Total
	Origination Year
By delinquency status:	2017 and prior	2018	2019	2020
Current loans and finance receivables	$—	$717	$151,093	$208,777	$141,429	$502,016
1-14 calendar days past due	—	26	14,523	14,772	3,258	32,579
15-29 calendar days past due	—	118	22,607	18,010	5,309	46,044
30-59 calendar days past due	—	186	42,124	35,185	10,787	88,282
60-89 calendar days past due	—	168	46,597	32,836	13,933	93,534
90 + calendar days past due	424	3,543	69,346	18,460	29,771	121,544
Total unpaid principal balance	$424	$4,758	$346,290	$328,040	$204,487	$883,999
At June 30, 2020 the amount of loans that were classified as delinquent, and specifically loans that were classified as 90 plus days past due were at a historical highs, due to the broad-based pressures from COVID-19 that our customers experienced late in the first quarter of 2020 and throughout the second quarter of 2020.

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

We utilize OnDeck Score, industry data and term length to manage the credit quality and pricing decisions of our portfolio. For our lines of credit, one of our primary credit quality indicators is delinquency, particularly whether they are in a paying or non-paying status. In addition to delinquency, the credit quality of US term loan portfolio is evaluated based on an internally developed credit risk model that assigns a risk grade based on credit bureau data, the OnDeck Score, business specific information and loan details. The risk grade is used in our model to calculate our allowance for credit losses. One of our credit quality indicators is the risk grade that we assign to our US term loan. Additionally, we utilize historical performance on the previous loan for our renewal customers. After grouping the loans according to their term length, they are further divided into the following risk grades based on probability of default.
W - lowest risk
X - low risk
Y - medium risk
Z - high risk

The following table contains the breakdown of our US Term Loans by the year of origination and our risk grades, at June 30, 2020 (in thousands):

	June 30, 2020
	Origination Year
Risk Grade	2020	2019	2018	2017 and prior	Total
W	$115,034	$116,965	$1,284	$118	$233,401
X	65,508	70,178	1,198	7	136,891
Y	47,918	60,585	1,094	20	109,617
Z	62,230	62,731	641	265	124,867
	$290,690	$310,459	$4,217	$410	$604,776

The COVID-19 pandemic created and will continue to create unprecedented economic impacts that our current model may not accurately predict, since such an event has not occurred since modern credit history has been kept. For our calculation of the allowance for credit losses for the first and second quarter of 2020 we bifurcated the delinquent receivable pool into two groups: delinquencies that existed prior to March 11th which we define as “normal” delinquencies, and delinquencies that occurred on or after March 11th, which we define as post- pandemic, or COVID delinquencies. We further stratified the post-pandemic delinquencies into sub-groups based on payment performance. We then set reserve levels based on expected lifetime loss for each of the groups. Reserve levels were estimated based on product type and updated collection status. For the second quarter of 2020 originations we applied an industry-based overlay as we believe that in the pandemic period, a borrower's industry sector is a strong predictor of expected loss. Additionally, the allowance for credit losses assumes that the US and global economic activity remains muted throughout the second half of 2020 with a slow recovery commencing in 2021..

5. Debt
The following table summarizes our outstanding debt as of June 30, 2020 and December 31, 2019 (in thousands):

				Outstanding
	Type	Maturity Date		Weighted Average Interest Rate at June 30, 2020	June 30, 2020	December 31, 2019
Debt:
OnDeck Asset Securitization Trust II - Series 2018-1	Securitization	April 2022	(1)	3.9%	$159,195	$225,000
OnDeck Asset Securitization Trust II - Series 2019-1	Securitization	November 2024	(2)	3.1%	101,740	125,000
OnDeck Account Receivables Trust 2013-1	Revolving	March 2022	(3)	1.9%	80,295	129,512
Receivable Assets of OnDeck, LLC	Revolving	September 2021	(4)	1.8%	61,838	94,099
OnDeck Asset Funding II LLC	Revolving	August 2022	(5)	3.2%	89,798	123,840
Prime OnDeck Receivable Trust II	Revolving	March 2022	(6)	1.8%	—	—
Loan Assets of OnDeck, LLC	Revolving	October 2022	(7)	1.9%	65,159	120,665
Corporate line of credit	Revolving	January 2021	(8)	3.2%	86,875	40,000
International and other agreements	Various	Various	(9)	3.6%	41,216	64,585
				3.0%	686,116	922,701
Deferred debt issuance cost					(5,745)	(7,706)
Total Debt					$680,371	$914,995

(1)	The period during which new loans may be purchased under this securitization transaction expired in March 2020.

(2)	The period during which new loans may be purchased under this securitization transaction expired in May 2020.

(3)
The period during which new borrowings may be made under this facility expires in March 2021. Amendments were made to this facility on May 20, 2020 and August 3, 2020, which are described below and in Note 13 in further detail.

(4)
The period during which new borrowings of Class A revolving loans may be made under this debt facility expires in December 2020. An amendment was made to this facility on May 14, 2020, which is described below in further detail.

(5)	The period during which new borrowings may be made under this facility expires in August 2021. An amendment was made to this facility on May 19, 2020, which is described below in further detail.

(6)	The period during which new borrowings may be made under this facility expires in March 2021.

(7)
The period during which new borrowings may be made under this debt facility expires in April 2022. Amendments were made to the facility on April 27, 2020 and July 15, 2020, which are described below and in Note 13 in further detail.

(8)	The period during which new borrowings may be made under this facility expired May 2020.

(9)
Other Agreements include, among others, our local currency debt facilities in Australia and Canada. The periods during which new borrowings may be made under the various agreements expire between June 2021 and March 2023. Maturity dates range from December 2021 through March 2023.

Certain of our loans are transferred to our special purpose vehicle subsidiaries and are pledged as collateral for borrowings in our funding debt facilities and for the issuance in our securitization. These loans totaled $0.8 billion and $1.1 billion as of June 30, 2020 and December 31, 2019, respectively. Our corporate debt facility includes a blanket lien on substantially all of our assets.
Recent Amendments to Debt Facilities

On April 27, 2020, Loan Assets of OnDeck, LLC, our wholly owned subsidiary, entered into an amendment to further modify its revolving debt facility. The amendment included, among other things, that during the period from April 27, 2020 to July 16, 2020, no borrowing base deficiency will be deemed to occur, and no portfolio performance tests will be conducted until the interest payment date following the end of the amendment period. Additionally, during the amendment period, the borrower is restricted from taking certain actions and the lenders are not obligated to make any loans to the borrower. Following the amendment period, the applicable advance rate will be reduced to 72%. An additional amendment was subsequently entered into for this debt facility, refer to Note 13 for additional information.

On May 14, 2020, Receivable Assets of OnDeck, LLC, our wholly owned subsidiary, entered into an amendment to further modify its revolving debt facility. The amendment included that during the period from March 11, 2020 to August 31, 2020, receivables granted temporary relief in response to the COVID-19 pandemic will generally not be considered delinquent so long as such receivable is paying in accordance with its modified terms and made various technical, definitional, conforming and other changes. Also, for a specified period, the borrower is restricted from taking certain actions and the lenders are not obligated to make any loans to the borrower. After such period, the applicable advance rate will be reduced to 66%.

On May 19, 2020, OnDeck Asset Funding II, LLC, our wholly owned subsidiary, entered into an amendment to further modify its revolving debt facility. The amendment included that during the period from March 11, 2020 to July 22, 2020, receivables granted temporary relief in response to the COVID-19 pandemic will generally not be considered delinquent so long as such receivable is paying in accordance with its modified terms and made various technical, definitional, conforming and other changes. Also, for a specified period, the borrower is restricted from taking certain actions and the lenders are not obligated to make any loans to the borrower. Additionally, the advance rate is subject to reduction on each payment date with a final reduction to 70% to occur no later than July 23, 2020. An additional amendment was entered into on June 10, 2020, which made certain definitional and conforming changes.

On May 20, 2020, OnDeck Account Receivables Trust 2013-1 LLC, our wholly owned subsidiary, entered into an amendment to further modify its revolving debt facility. The amendment included that during the period from March 11, 2020 to July 23, 2020, receivables granted temporary relief in response to the COVID-19 pandemic will generally not be considered delinquent so long as such receivable is paying in accordance with its modified terms and made various technical, definitional, conforming and other changes. Also, for a specified period, the borrower is restricted from taking certain actions and the lenders are not obligated to make any loans to the borrower. As of the effective date of the amendment, the advance rate was reduced from 80% to 75% and following the amendment period, the applicable advance rate will be further reduced to 70%. The amendment also reduces the commitment amount from $180 million to $125 million. An additional amendment was subsequently entered into for this debt facility, refer to Note 13 for additional information.

On June 23, 2020, the lenders under our corporate debt facility consented to delay the effectiveness of the increased monthly principal repayments until July 14, 2020, which were triggered by the occurrence of an asset performance event on June 17, 2020.  In consideration for the consent, the Company agreed to make a $5 million principal repayment substantially concurrent with the execution of the consent.  Under the consent, the lenders also agreed that, at the Company’s option, the aforementioned repayment will either reduce the amount of the monthly principal repayment due on July 17, 2020 or if the parties enter into an amendment on or prior to July 17, 2020, be credited towards any principal repayment required under that amendment. The Company entered into the Consent in contemplation of entering into a broader amendment to the Corporate Facility to address impacts stemming from the COVID-19 pandemic. The effectiveness of the increased monthly principal repayments was subsequently extended, refer to Note 13 for additional information.

On June 29, 2020, our Canadian entities entered into a first amendment to the CAD 40 million credit agreement entered into with the Bank of Montreal, as agent, lead arranger and sole bookrunner and the financial institutions party thereto from time to time, as lenders. The amendment provides for relief in response to the COVID-19 pandemic for the period beginning March 1, 2020 to June 30, 2020 and includes relief from certain financial and portfolio performance covenants, and various other technical, definitional and conforming changes. An additional amendment was subsequently entered into for this debt facility, refer to Note 13 for additional information.

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap	$—	$1	$—	$1
Total assets	$—	$1	$—	$1

December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

There were no transfers between levels for the three months ended June 30, 2020 and December 31, 2019.

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

	June 30, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans and finance receivables, net	$727,519	$762,322	$—	$—	$762,322
Total assets	$727,519	$762,322	$—	$—	$762,322

Liabilities:
Fixed-rate debt	$260,935	$246,126	$—	$—	$246,126
Total fixed-rate debt	$260,935	$246,126	$—	$—	$246,126

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Loans and finance receivables, net	$1,114,179	$1,241,893	$—	$—	$1,241,893
Total assets	$1,114,179	$1,241,893	$—	$—	$1,241,893

Liabilities:
Fixed-rate debt	$350,000	$337,510	$—	$—	$337,510
Total fixed-rate debt	$350,000	$337,510	$—	$—	$337,510

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
We did not book a provision for income taxes for the three and six months ended June 30, 2020 and our provision for income taxes for the three and six months ended June 30, 2019 was $1.8 million and $3.5 million representing a quarterly effective income tax rate of 45% for the three months ended June 30, 2019 and a year to date effective income tax rate of 32%.
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
Options
The following is a summary of option activity for the six months ended June 30, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	6,822,219	$5.68	—	—
Exercised	(43,771)	$0.40	—	—
Forfeited	(84,876)	$6.39	—	—
Expired	(530,718)	$6.26	—	—
Outstanding at June 30, 2020	6,162,854	$5.66	4.5	$357
Exercisable at June 30, 2020	5,758,457	$5.66	4.3	$357
Vested or expected to vest as of June 30, 2020	6,143,505	$5.66	4.5	$357
Total compensation cost related to nonvested option awards not yet recognized as of June 30, 2020 was $0.7 million and will be recognized over a weighted-average period of 1.6 years. The aggregate intrinsic value of employee options exercised during the periods ended June 30, 2020, and 2019 was $0.2 million, and $1.4 million, respectively.

Restricted Stock Units
The following table is a summary of activity in RSUs and PRSUs for the six months ended June 30, 2020:

	Number of RSUs and PRSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2020	4,185,560	$5.32
RSUs and PRSUs Granted	3,548,066	$2.49
RSUs and PRSUs Vested	(832,425)	$5.68
RSUs and PRSUs Forfeited/Expired	(450,837)	$5.46
Unvested at June 30, 2020	6,450,364	$3.71
Expected to vest after June 30, 2020	5,193,087	$3.69

As of June 30, 2020, there was $19.3 million of unrecognized compensation cost related to unvested RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.6 years.

Stock-based compensation expense related to stock options, RSUs, PRSUs and the employee stock purchase plan are included in the following line items in our accompanying consolidated statements of operations for the three and six months ended June 30, 2020 and 2019(in thousands).

	For the three months ending June 30,		Six Months Ended, June 30,
	2020	2019	2020	2019
Sales and marketing	$165	$474	$142	$1,033
Technology and analytics	744	889	1,204	1,717
Processing and servicing	47	49	146	139
General and administrative	1,291	1,836	2,171	3,442
Total	$2,247	$3,248	$3,663	$6,331

We have suspended the employee stock purchase plan in 2020, and all current-round expenses were reversed in the three months ended March 31, 2020. Further, we had a number of forfeitures in our Sales and Marketing personnel which resulted in a reversal of expenses for the three months ending March 31, 2020. As a result, stock-based compensation expense decreased for the six months ended June 30, 2020 when compared to the six months ended June 30, 2019.

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
The transaction had a purchase price for accounting purposes of approximately $16.7 million. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the business combination (in thousands):

Fair Value at Combination
Loans and finance receivables	$36,763
Intangibles and other assets (1)	2,810
Debt and other liabilities	(34,437)
Goodwill (1)	11,585
Net assets acquired	$16,721
(1) Goodwill, and Intangibles and other assets were included in Other Assets on the Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019.
Goodwill arising from the business combination is not amortized but is subject to impairment testing at least annually or more frequently if there is an indicator of impairment. During the second quarter of 2020 we identified events and circumstances from the continued impact of the COVID-19 pandemic that indicated that it was more likely than not that the fair value was less than the carrying value of the reporting unit and performed an interim impairment testing on our goodwill. These events and circumstances included the continued deterioration in the economy and slower than expected economic recovery. Goodwill is tested at our single reporting segment level. We based our fair value for June 30, 2020 on the implied transaction value contained within the recently announced definitive agreement entered with Enova to acquire our business. We compared the fair value to our book value, which resulted in a full goodwill impairment of $11.0 million during the three months ended June 30, 2020.

The following table presents the changes in goodwill for the six months ended June 30, 2020 (in thousands):

Balance at December 31, 2019	$11,532
Foreign currency translation adjustment	(572)
Impairment charge	(10,960)
Balance at June 30, 2020	$—

Our business combination with Evolocity resulted in a redeemable noncontrolling interest, which has been classified as mezzanine equity due to the option of the noncontrolling shareholders to require us to purchase their interest. The redeemable noncontrolling interest was recorded at fair value of $16.1 million as a result of the business combination. The fair value was measured using a mix of a discounted cash flow and cost approach. These interests are classified as mezzanine equity and measured at the greater of fair value at the end of each reporting period or the historical cost basis of the noncontrolling interest adjusted for cumulative earnings allocations. The mezzanine equity balance at June 30, 2020 was $6.9 million and at December 31, 2019 was $14.4 million.
10. Derivatives and Hedging
We are subject to interest rate risk in connection with borrowings under our debt agreements that are subject to variable interest rates. In December 2018 we entered into an interest rate cap, which is a derivative instrument, to manage our interest rate risk on a portion of our variable-rate debt. We do not use derivatives for speculative purposes. The interest rate cap is designated as a cash flow hedge. In exchange for our up-front premium, we would receive variable amounts from a counterparty if interest rates rise above the strike rate on the contract. The interest rate cap agreement is for a notional amount of $300 million and has a maturity date of January 2021.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the changes in the fair value of the derivative are recorded in Accumulated Other Comprehensive Income, or AOCI, and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that $0.3 million will be reclassified as an increase to interest expense over the next 12 months.
The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2020 and December 31, 2019 (in thousands):

Derivative Type	Classification	June 30, 2020	December 31, 2019
Assets:
Interest rate cap agreement	Other Assets	$1	$—

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income as of June 30, 2020 and June 30, 2019 (in thousands):

	June 30, 2020	June 30, 2019
Amount Recognized in OCI on Derivative:
Interest rate cap agreement	$504	$866

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended June 30,		Six Months Ended, June 30,
	2020	2019	2020	2019
Interest expense	$(236)	$(204)	$(503)	$(338)

11. Commitments and Contingencies
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

12. Going Concern
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
As a result of the COVID-19 pandemic and its economic impacts, we are experiencing higher delinquencies in our portfolio and, in turn, lower cash collections. While we have obtained certain consents and waivers, and amended the terms of certain of our debt agreements as of June 30, 2020, the reduced collections and higher COVID-19 related delinquencies have resulted in non-compliance with certain debt agreements and are expected to result in, additional non-compliance with debt agreements in future periods. If such non-compliance is not waived by our lenders, we are not able to obtain amendments or other relief, or are otherwise unable to obtain new or alternate methods of financing on acceptable terms, such non-compliance can result in loss of ability to borrow under the facilities, early amortization events and/or events of default. Absent the mitigating actions below that management is in the midst of executing, or has already executed, management concluded that the uncertainty surrounding our future non-compliance in our debt facilities, ability to negotiate some of our existing facilities or repay outstanding indebtedness, and maintain sufficient liquidity raises substantial doubt about our ability to continue as a going concern within one year of issuance date.
We have implemented the following plans to mitigate those doubts. In the second quarter of 2020, we amended six of our debt facilities to obtain temporary relief from, among other things, borrowing base requirements and portfolio performance tests. Please see Note 5 for details. We continue to actively engage with all of our lenders, as or if needed, to amend our debt agreements or otherwise obtain relief. We also took measures to reduce costs, including reducing the U.S. staff by approximately 20%. These steps have been taken, and others are under consideration, to help manage our liquidity and preserve capital for at least the next 12 months, and we believe that such actions will alleviate the substantial doubt on our ability to continue as a going concern.
Additionally, on July 28, 2020, we announced that we have entered into a definitive agreement with Enova, under which Enova will acquire all our shares outstanding in a cash and stock transaction. We believe that this transaction will close later in 2020. We currently anticipate that we will continue to operate under the OnDeck brand after the transaction closes. See Note 13 for more details.

13. Subsequent Events
In July 2020, we conducted a workforce reduction as a part of a cost rationalization program resulting from COVID-19. The reduction is expected to be approximately 20% of our US based headcount and resulted in a $2.8 million restructuring charge that was recorded in the three months ended June 30, 2020.
On July 15, 2020, Loan Assets of OnDeck, LLC, our wholly owned subsidiary, entered into an amendment to further modify its revolving debt facility. The amendment extended the amendment period (described in more detail in Note 5) to August 18, 2020 and made various technical, definitional, conforming and other changes.
On July 28, 2020, we entered into a definitive agreement with Enova, under which Enova will acquire all of our outstanding shares in a cash and stock transaction. Under the terms of the agreement, our shareholders will receive $0.12 cents per share in cash and 0.092 shares of Enova common stock for each share of OnDeck common stock held. The transaction has been unanimously approved by the boards of directors of both companies and is subject to our shareholder approval and Hart-Scott-Rodino Act approval, along with customary closing conditions. The transaction is expected to close this year. Enova is a leading provider of online financial services to non-prime consumers and small businesses, providing access to credit powered by its advanced analytics, innovative technology, and world-class online platform and services.
The lenders under our corporate debt facility consented to further delay the effectiveness of the increased monthly principal repayments as we continue to work towards entering into a broader amendment to the corporate debt facility to address impacts stemming from the COVID-19 pandemic. The first limited consent extension, which was effective as of July 14, 2020, extended the consent period to July 31, 2020. In consideration for this first consent extension, OnDeck agreed to make a principal repayment of $8.1 million (which is the incremental amount that would be payable on July 17, 2020 as a result of the Asset Performance Payout Event or APPE (Level 1) after the $5 million principal repayment made in connection with the limited consent described in more detail under Note 5). We obtained a second limited consent, which was effective as of July 31, 2020, and extended the consent period to August 7, 2020.

Effective as of August 7, 2020, we obtained a third limited consent for our corporate debt facility.  Under this third limited consent, the lenders consented to further extend the consent period to August 14, 2020.  If an amendment is not entered into or the consent is not otherwise extended, OnDeck will be required to make an additional $7.9 million principal repayment by August 14, 2020 and the monthly principal repayments of $21 million triggered by the APPE (Level 2) would commence on August 17, 2020 and continue until the corporate debt facility is repaid in full. The foregoing description of the third limited consent does not purport to be complete and is qualified in its entirety by reference to the third limited consent, filed as exhibit 10.7 to this report.

On July 31, 2020, our Canadian entities entered into a second amendment to the credit agreement entered into with the Bank of Montreal, as agent, lead arranger and sole bookrunner and the financial institutions party thereto from time to time, as lenders. The amendment extends the relief period (described in more detail in Note 5) to August 31, 2020 unless certain other financing is obtained prior to such time, and made various other technical, definitional and conforming changes.

On August 3, 2020, OnDeck Account Receivables Trust 2013-1 LLC or ODART, our wholly owned subsidiary, entered into an amendment to further modify its revolving debt facility. The amendment extended the period of temporary relief in response to the COVID-19 pandemic (described in more detail in Note 5) from July 23, 2020 to October 23, 2020. The amendment also modifies the concentration limitations to, among other things, continue providing flexibility for certain loans impacted by COVID-19. In addition, the amendment reduced the advance rate from 70% to 66% and the commitment amount was reduced from $125 million to $100 million. There was no change to the interest rate of the ODART debt facility.

The foregoing description of the amendment of the ODART debt facility does not purport to be complete and is qualified in its entirety by reference to the amendment of the ODART debt facility, filed as exhibit 10.6 to this report.

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
Forward-looking statements appear throughout this report including in Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to statements under the subheading "2020 Outlook" and Part II - Item 1A. Risk Factors. Forward-looking statements can generally be identified by words such as “will,” “enables,” “expects,” "intends," "may," “allows,” "plan," “continues,” “believes,” “anticipates,” “estimates” or similar expressions.
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
The impact of the novel strain of coronavirus SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19 could cause or contribute to such differences. The COVID-19 health crisis is fast moving and complex, creating material risks and uncertainties that cannot be predicted with accuracy. Other important factors that could cause or contribute to such differences, include the following, many of which may be exacerbated due to the impact of COVID-19: (1) our ability to achieve consistent profitability in the future in light of our prior loss history and competition; (2) our growth strategies, including the introduction of new products or features, expanding our platform to other lenders through ODX, maintaining ODX’s current clients or losing a significant ODX client, expansion into international markets, offering equipment financing and our ability to effectively manage and fund our growth; (3) possible future acquisitions of complementary assets, businesses, technologies or products with the goal of growing our business, and the integration of any such acquisitions; (4) any material reduction in our interest rate spread and our ability to successfully mitigate this risk through interest rate hedging or raising interest rates or other means; (5) worsening economic conditions that may result in decreased demand for our loans or services and increase our customers’ delinquency and default rates; (6) supply and demand driven changes in credit and increases in the availability of capital for our competitors that negatively impacts our loan pricing; (7) our ability to accurately assess creditworthiness and forecast and provision for credit losses; (8) our ability to prevent or discover security breaches, disruptions in service and comparable events that could compromise confidential information held in our data systems or adversely impact our ability to service our loans; (9) incorrect or fraudulent information provided to us by customers causing us to misjudge their qualifications to receive a loan or other financing; (10) the effectiveness of our efforts to identify, manage and mitigate our credit, market, liquidity, operational and other risks associated with our business and strategic objectives; (11) our ability to continue to innovate or respond to evolving technological changes and protect our intellectual property; (12) our reputation and possible adverse publicity about us or our industry; (13) failure of operating controls, including customer or partner experience degradation, and related legal expenses, increased regulatory cost, significant fraud losses and vendor risk; (14) changes in federal or state laws or regulations, or judicial decisions involving licensing or supervision of commercial lenders, interest rate limitations, the enforceability of choice of law provisions in loan agreements, the validity of bank sponsor partnerships, the use of brokers or other significant changes; (15) risks associated with pursuing a bank charter, either de novo or in a transaction, and risks associated with either failing to obtain or obtaining a bank charter; and other risks, including those described in Part I - Item IA. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, Part II - Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, Part II - Item 1A. Risk Factors in this report, and other documents that we file with the Securities and Exchange Commission, or SEC, from time to time which are or will be available on the SEC website at www.sec.gov. Except as required by law, we undertake no duty to update any forward-looking statements. Readers are also urged to carefully review and consider all of the information in this report, as well as the other documents we make available through the SEC’s website.
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
We rely on a diversified set of funding sources for the loans we make to our customers. Our primary source of this financing has historically been debt facilities with various financial institutions and securitizations. We have also used proceeds from operating cash flow to fund loans in the past and continue to finance a portion of our outstanding loans with these funds. As of June 30, 2020, we had $686.1 million of debt principal outstanding.
Recent Developments
We have changed our near-term priorities due to the COVID-19 crisis. We have begun to originate loans in June 2020, after a pause during the second quarter of 2020. We plan to prudently increase originations, focusing on industries and geographies that will remain resilient given the current and expected environment.
We continue to manage our operating expenses. In July 2020 we implemented a workforce reduction as part of a cost rationalization program, in which approximately 20% of our US based headcount was eliminated.
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
This dynamic operating environment is having a very direct negative impact on the small business lending landscape in which we operate. While it presents many immediate challenges, we believe it also provides long-term opportunities. On July 28, 2020 we announced that we have entered into a definitive agreement with Enova, under which Enova will acquire all our shares outstanding in a cash and stock transaction valued at approximately $90 million. We expect to close the transaction later this year.

Key Financial and Operating Metrics
We regularly monitor a number of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended, June 30,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Gross Revenue	$80,525	$110,246	$191,080	$220,221
Originations	65,573	591,848	657,437	1,227,354
Portfolio Yield (a)	28.4%	35.0%	31.4%	35.3%
Cost of Funds Rate	4.6%	5.5%	4.8%	5.4%
Net Interest Margin (a)	21.5%	29.0%	25.0%	29.3%
Reserve Ratio	19.6%	12.3%	19.6%	12.3%
15+ Day Delinquency Ratio	39.5%	8.5%	39.5%	8.5%
Net Charge-off Rate	20.9%	15.1%	18.4%	13.6%
Efficiency Ratio (a)	49.3%	47.1%	47.5%	45.5%
Adjusted Efficiency Ratio*	43.0%	44.2%	44.1%	42.6%
Return on Assets (a)	0.7%	1.4%	(9.2)%	1.6%
Adjusted Return On Assets*	4.6%	2.2%	(7.1)%	2.5%
Return on Equity (a)	4.1%	5.5%	(46.4)%	6.5%
Adjusted Return On Equity*	25.5%	8.8%	(35.9)%	9.8%
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

On Deck Capital, Inc. and Subsidiaries
Consolidated Average Balance Sheets
(in thousands)

	Three Months Ended June 30,		Six Months Ended, June 30,
	2020	2019	2020	2019
Assets
Cash and cash equivalents	$101,836	$51,530	$77,597	$48,356
Restricted cash	65,305	45,677	54,993	47,258
Loans and finance receivables	1,104,690	1,206,503	1,180,482	1,205,250
Less: Allowance for credit losses	(190,512)	(146,612)	(173,672)	(146,002)
Loans and finance receivables, net	914,178	1,059,891	1,006,810	1,059,248
Property, equipment and software, net	24,082	17,413	23,036	17,064
Other assets	75,287	58,022	74,038	48,404
Total assets	$1,180,688	$1,232,533	$1,236,474	$1,220,330
Liabilities, mezzanine equity and stockholders' equity
Liabilities:
Accounts payable	$6,683	$5,120	$6,827	$5,121
Interest payable	2,667	2,812	2,579	2,718
Debt	891,816	834,582	910,179	835,926
Accrued expenses and other liabilities	53,300	63,690	57,932	59,792
Total liabilities	954,466	906,204	977,517	903,557
Mezzanine equity:
Redeemable noncontrolling interest	11,105	11,634	12,448	6,647
Stockholders’ equity:
Total On Deck Capital, Inc. stockholders' equity	213,852	310,858	244,908	305,990
Noncontrolling interest	1,265	3,837	1,602	4,136
Total stockholders' equity	215,117	314,695	246,510	310,126
Total liabilities, mezzanine equity and stockholders' equity	$1,180,688	$1,232,533	$1,236,475	$1,220,330

Memo:
Unpaid Principal Balance	$1,081,946	$1,183,056	$1,155,733	$1,180,831
Interest Earning Assets	$1,271,831	$1,303,709	$1,313,072	$1,300,864
Loans and Finance Receivables	$1,104,690	$1,206,503	$1,180,482	$1,205,250

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
The following tables present reconciliations of net income (loss) to Adjusted Net Income (Loss) and net income (loss) per share to Adjusted Net Income (Loss) per Share for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended, June 30,
	2020	2019	2020	2019
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Reconciliation of Net Income (Loss) Attributable to OnDeck to Adjusted Net Income (Loss)
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$2,170	$4,295	$(56,805)	$9,961
Adjustments (after tax):
Stock-based compensation expense	2,247	2,581	3,663	5,017
Restructuring Costs	2,802	—	2,802	—
Goodwill Impairment(a)	6,412	—	6,412	—
Adjusted Net Income (Loss)	$13,631	$6,876	$(43,928)	$14,978

Adjusted Net Income (Loss) per share:
Basic	$0.23	$0.09	$(0.72)	$0.20
Diluted	$0.23	$0.09	$(0.72)	$0.19
Weighted-average common shares outstanding:
Basic	58,741,590	76,137,751	60,625,795	75,840,604
Diluted	59,946,591	78,901,601	60,625,795	79,013,757
(a) Net of $4.5 million attributable to noncontrolling interest for the three and six months ended June 30, 2020.
Below are reconciliations of the Adjusted Net Income (Loss) per Basic and Diluted Share to the most directly comparable measures calculated in accordance with GAAP.

	Three Months Ended June 30,		Six Months Ended, June 30,
	2020	2019	2020	2019
	(per share)		(per share)
Reconciliation of Net Income (Loss) per Basic Share to Adjusted Net Income (Loss) per Basic Share
Net income (loss) per basic share attributable to On Deck Capital, Inc. common stockholders	$0.04	$0.06	$(0.94)	$0.13
Add / (Subtract):
Stock-based compensation expense	0.04	0.03	0.06	0.07
Restructuring Costs	0.04	—	0.05	—
Goodwill Impairment	$0.11	$—	$0.11	$—
Adjusted Net Income (Loss) per Basic Share	$0.23	$0.09	$(0.72)	$0.20

	Three Months Ended June 30,		Six Months Ended, June 30,
	2020	2019	2020	2019
	(per share)		(per share)
Reconciliation of Net Income (Loss) per Diluted Share to Adjusted Net Income (Loss) per Diluted Share
Net income (loss) per diluted share attributable to On Deck Capital, Inc. common stockholders	$0.04	$0.05	$(0.94)	$0.13
Add / (Subtract):
Stock-based compensation expense	0.04	0.04	0.06	0.06
Restructuring Costs	0.04	—	0.05	—
Goodwill Impairment	$0.11	$—	$0.11	$—
Adjusted Net Income (Loss) per Diluted Share	$0.23	$0.09	$(0.72)	$0.19

Adjusted Efficiency Ratio
Adjusted Efficiency Ratio is non-GAAP measure calculated as total operating expense divided by gross revenue for the period, adjusted to exclude (a) stock-based compensation expense and (b) items management deems to be non-representative of operating results or trends.

	Three Months Ended June 30,		Six Months Ended, June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Reconciliation of Efficiency Ratio to Adjusted Efficiency Ratio
Total operating expense	$39,677	$51,950	$90,794	$100,234
Gross revenue	$80,525	$110,246	$191,080	$220,221
Efficiency Ratio	49.3%	47.1%	47.5%	45.5%
Adjustments (pre-tax):
Stock-based compensation expense	$2,247	$3,249	$3,663	$6,331
Restructuring Costs	2,802	—	2,802	—
Operating expenses less adjustments	$34,628	$48,701	$84,329	$93,903
Gross revenue	$80,525	$110,246	$191,080	$220,221
Adjusted Efficiency Ratio	43.0%	44.2%	44.1%	42.6%

Adjusted Return on Assets

Adjusted Return on Assets represents net income (loss) attributable to OnDeck adjusted to exclude the items shown in the table below divided by average total assets.

	Three Months Ended June 30,		Six Months Ended, June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Reconciliation of Return on Assets to Adjusted Return on Assets
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$2,170	$4,295	$(56,805)	$9,961
Average total assets	$1,180,688	$1,232,533	$1,236,474	$1,220,330
Return on Assets	0.7%	1.4%	(9.2)%	1.6%
Adjustments (after tax):
Stock-based compensation expense	$2,247	$2,581	$3,663	$5,017
Restructuring Costs	2,802	—	2,802	—
Goodwill Impairment(a)	6,412	—	6,412	—
Adjusted Net Income (Loss)	$13,631	$6,876	$(43,928)	$14,978
Average total assets	$1,180,688	$1,232,533	$1,236,474	$1,220,330
Adjusted Return on Assets	4.6%	2.2%	(7.1)%	2.5%
(a) Net of $4.5 million attributable to noncontrolling interest for the three and six months ended June 30, 2020.

Adjusted Return on Equity
Adjusted Return on Equity represents net income (loss) attributable to OnDeck adjusted to exclude the items shown in the table below divided by average total On Deck Capital, Inc. stockholders' equity.

	Three Months Ended June 30,		Six Months Ended, June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Reconciliation of Return on Equity to Adjusted Return on Equity
Net income (loss) attributable to On Deck Capital, Inc. common stockholders	$2,170	$4,295	$(56,805)	$9,961
Average OnDeck stockholders' equity	$213,852	$310,858	$244,908	$305,990
Return on Equity	4.1%	5.5%	(46.4)%	6.5%
Adjustments (after tax):
Stock-based compensation expense	$2,247	$2,581	$3,663	$5,017
Restructuring Costs	2,802	—	2,802	—
Goodwill Impairment(a)	6,412	—	6,412	—
Adjusted Net Income (Loss)	$13,631	$6,876	$(43,928)	$14,978
Average total On Deck Capital, Inc. stockholders' equity	$213,852	$310,858	$244,908	$305,990
Adjusted Return on Equity	25.5%	8.8%	(35.9)%	9.8%
(a) Net of $4.5 million attributable to noncontrolling interest for the three and six months ended June 30, 2020.

Key Factors Affecting Our Performance
2020 Strategic Priorities
Our second half 2020 priorities are focused on near-term sustainability and positioning the company for a return to portfolio growth in 2021. Our near-term priorities are:

•	Focus on growing U.S. Term and Line of Credit originations;

•	Prudent portfolio management;

•	Automation and improving operating efficiencies; and

•	Enhancing liquidity by proactively seeking to amend our debt facilities, and protecting our financial resources.
While the current environment is having a significant negative impact on small business lending, we believe it may also create future opportunities including potential consolidation within our industry.
Originations
During the three months ended June 30, 2020 and 2019, we originated $66 million and $592 million of loans, respectively. The decrease in originations in the three months ended June 30, 2020 relative to the same period in 2019 was driven by our decision to pull back on originations in the second quarter of 2020 in response to the COVID-19 pandemic. For the three months ended June 30, 2020 and June 30, 2019 we funded $33 million and $135 million through lines of credit, respectively. The average term loan size originated for the three months ended June 30, 2020 and June 30, 2019 was $46 thousand and $53 thousand, respectively. We expect to prudently originate loans in the second half of the year due to the continued economic uncertainties surrounding the COVID-19 pandemic.
We anticipate that the timing and rate of our future growth will depend on the length and depth of the COVID-19 pandemic and the related economic impacts on our existing and prospective small business customers. Our growth prospects will continue to depend on economic conditions, repeat loans with prior customers and on attracting new customers. As we continue to aggregate data on existing customers and prospective customers, we seek to use that data to optimize our marketing spending and business development efforts to retain existing customers as well as to identify and attract prospective customers. We plan to continue the reduction of our marketing spend for the remainder of the year as we concentrate on expense reductions.

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

	Three Months Ended June 30,		Six Months Ended, June 30,
Percentage of Originations (Dollars)	2020	2019	2020	2019
Direct	50%	43%	39%	43%
Strategic Partner	31%	31%	34%	30%
Funding Advisor	19%	26%	27%	27%
We originate term loans and lines of credit to customers who are new to OnDeck as well as to existing customers. New originations are defined as new term loan originations plus all line of credit draws in the period, including subsequent draws on existing lines of credit. Renewal originations include term loans only. We believe our ability to increase adoption of our loans within our existing customer base will be important to our future growth. A component of our future growth will include increasing the length of our customer life cycle by expanding our loan offerings and features. In the three months ended June 30, 2020 and 2019 originations from our repeat customers were 35.6% and 53.4% respectively, of total originations to all customers. In the second quarter of 2020 we pulled back on originations, however, we allowed a number of lines of credit customers to continue to draw during this time. Subsequent draws on existing lines are considered new originations, which drove the new percentage of originations for the three months ended June 30, 2020. We believe our historically significant number of repeat customers is primarily due to our high levels of customer service and continued improvement in our loan features and services. Repeat customers generally show improvements in several key metrics. In the three months ended June 30, 2020, 28.4% of our origination volume from repeat customers was due to unpaid principal balance rolled from existing loans directly into such repeat originations. In most cases, in order for a current customer to qualify for a renewal term loan while a term loan payment obligation remains outstanding, the customer must pass the following standards:

•	the business must be approximately 50% paid down on its existing loan;

•	the business must be current on its outstanding OnDeck loan with no material delinquency history; and

•	the business must be fully re-underwritten and determined to be of adequate credit quality.
The extent to which we generate repeat business from our customers will be an important factor in our continued revenue growth and our visibility into future revenue. In conjunction with repeat borrowing activity, historically, many of our customers also tended to increase their subsequent loan size compared to their initial loan size, although this may not hold true in the current COVID-19 impacted environment due to tighter underwriting. Additionally, due to our decline in originations in the second quarter of 2020 we expect that there will be significantly less loans eligible for renewals in future quarters.
The following table summarizes the percentage of loans originated by new and repeat customers. Loans from cross-selling efforts are classified in the table as repeat loans.

	Three Months Ended June 30,		Six Months Ended, June 30,
Percentage of Originations (Dollars)	2020	2019	2020	2019
New	64%	47%	52%	48%
Repeat	36%	53%	48%	52%

Loans
Loans and finance receivables consist of term loans, lines of credit, variable pay product and secured equipment finance loans that require daily, weekly or monthly repayments. We have both the ability and intent to hold these loans to maturity. Loans and finance receivables held for investment are carried at amortized cost. The amortized cost of a loan and finance receivable is the unpaid principal balance plus net deferred origination costs. Net deferred origination costs are comprised of certain direct origination costs, net of all loan origination fees received. Loan and finance receivable origination fees include fees charged to the borrower related to origination that increase the loan yield. Loan origination costs are limited to direct costs attributable to originating a loan, including commissions and personnel costs directly related to the time spent by those individuals performing activities related to origination. Direct origination costs in excess of origination fees received are included in the loan and finance receivable balance and for term loans and finance receivables are amortized over the life of the term loan using the effective interest method, while for lines of credit principal amounts drawn are amortized using the straight line method over 12 months. Loans and finance receivables held for investment decreased to $901.1 million at June 30, 2020 from $1.2 billion at June 30, 2019, reflecting strong portfolio collections, including accelerated prepayments, and a pullback in new business volume during the second quarter of 2020. We expect our loans and finance receivables balances to continue to decrease in the near-term as we prudently begin to grow our originations in the near term.
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
As of the three months ended June 30, 2020, our customers pay between 0.008 and 0.102 cents per month in interest for every dollar they borrow under one of our term loans. Our term loans have been primarily quoted in Cents on Dollar, or COD, which reflects the monthly interest paid by a customer to us per dollar borrowed for a loan. Lines of credit have been quoted in APR. As of the three months ended June 30, 2020, the APRs of our term loans outstanding ranged from 16.9% to 99.4% and the APRs of our lines of credit outstanding ranged from 23.9% to 56.9%.

We believe that our product pricing has historically fallen between traditional bank loans to small businesses and certain non-bank small business financing alternatives such as merchant cash advances.

	For the Year			For the Quarter
	2017	2018	2019	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020
Weighted Average Term Loan "Cents on Dollar" Borrowed, per Month	1.95¢	2.14¢	2.12¢	2.19¢	2.12¢	2.08¢	2.08¢	2.08¢	2.23¢
Weighted Average APR - Term Loans	45.2%	49.2%	48.3%	50.2%	48.4%	47.4%	47.2%	47.3%	49.6%
Weighted Average APR - Lines of Credit	32.3%	32.6%	34.5%	33.7%	34.4%	34.6%	35.2%	35.6%	35.3%
The decrease in COD and APR in 2019 reflect market dynamics and our shift in strategy to offer longer term loans at lower yields to convert more customers with higher credit scores. The increase in the second quarter of 2020 reflects our decision to offer term loans at higher yields and shorter duration for a much smaller origination volume compared to previous quarters to reflect both customer demand and uncertainties of the current environment.
Portfolio Yield is the rate of return we earn on loans and finance receivables outstanding during a period. Our Portfolio Yield differs from APR in that it takes into account deferred origination fees and deferred origination costs. Deferred origination fees include fees paid up front to us by customers when loans are originated and decrease the carrying value of loans, thereby increasing the Portfolio Yield. Deferred origination costs are limited to costs directly attributable to originating loans and finance receivables such as commissions, vendor costs and personnel costs directly related to the time spent performing activities related to originations and increase the carrying value of loans and finance receivables, thereby decreasing the Portfolio Yield. The increase of delinquent loans due to the current COVID-19 pandemic is a leading driver for the decrease in Portfolio Yield for the second quarter of 2020.

Portfolio Yield
For the Year			For the Quarter
2017	2018	2019	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020
33.7%	36.2%	35.1%	35.6%	35.0%	35.1%	34.8%	33.3%	28.4%

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

•
Term Mix - In general, term loans with longer durations have lower annualized interest rates.  Despite lower yields, total revenues from customers with longer loan durations are typically higher than the revenue of customers with shorter-term, higher Portfolio Yield loans because total payback is typically higher compared to a shorter length term for the same principal loan amount. For the three months ended June 30, 2020, the average length of new term loan originations was 11.5 months which decreased from 13.8 months for the three months ended March 31, 2020 and 12.3 months for the three months ended June 30, 2019. The decrease in average term length reflects the shift of our strategy from booking longer-term loans with larger balances of higher credit quality to shorter term loans in the current COVID-19 credit environment.

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

•
Loan Mix - In general, lines of credit have lower Portfolio Yields than term loans. For the three months ended June 30, 2020, the weighted average line of credit APR was 35.3%, compared to 49.6% for term loans.  Draws by line of credit customers increased to 50.2% of total originations for the three months ended June 30, 2020 from 22.8% in three months ended June 30, 2019. due to the pullback of new originations during the second quarter of 2020.

Interest Expense
We obtain financing principally through debt facilities and securitizations with a diverse group of banks, insurance companies and other institutional lenders and investors. Interest expense consists of the interest expense we incur on our debt, certain fees and the amortization of deferred debt issuance costs incurred in connection with obtaining this debt, such as banker fees, origination fees and legal fees and certain costs associated with our interest rate hedging activity. Cost of Funds Rate is calculated as interest expense divided by average debt outstanding for the period. Our Cost of Funds Rate decreased to 4.6% for the three months ended June 30, 2020 as compared to 5.5% for the three months ended June 30, 2019. The decrease in our Cost of Funds Rate was mostly driven by the decrease in the reference interest rate for our floating rate debt.
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
The COVID-19 pandemic has created strains on our ability to collect contractual principal and interest amounts on their original payment schedule as small businesses are having cash flow uncertainties in these unprecedented economic conditions. During the second quarter of 2020 we have experienced a historical high balance of delinquencies in all past due buckets as our customers are experiencing strains on their businesses during the pandemic. Approximately 60% of the unpaid principal balance are making payments and we have put in place strategies to ensure we continue to collect on our existing loans.
Each loan cohort is unique. A loan cohort refers to loans originated in the same specified time period. For a variety of reasons, one cohort may exhibit different performance characteristics over time compared to other cohorts at similar months of seasoning.
We evaluate and track portfolio credit performance primarily through three key financial metrics: Reserve Ratio; 15+ Day Delinquency Ratio; and Net Charge-off Rate. We are no longer be presenting Provision Rate starting in the first quarter of 2020, which was a key financial metric as of December 31, 2019.

Reserve Ratio
The Reserve Ratio, which is the allowance for credit losses divided by the Unpaid Principal Balance as of a specific date, is a comprehensive measurement of our allowance for credit losses because it presents, as a percentage, the portion of the total Unpaid Principal Balance for which an allowance has been recorded. We adopted the Current Expected Credit Loss, CECL, accounting standard for measuring credit losses on January 1, 2020. The transition adjustment of $3 million at January 1, 2020 was not material to the overall allowance for credit losses. Our Reserve Ratio increased from 12.3% at June 30, 2019, to 19.6% at June 30, 2020 driven by the higher expected losses related to the COVID-19 pandemic.
15+ Day Delinquency Ratio

The 15+ Day Delinquency Ratio is the aggregate Unpaid Principal Balance for our portfolio that is 15 or more calendar days past due as of the end of the period as a percentage of the Unpaid Principal Balance.
The 15+ Day Delinquency ratio increased from 8.5% at June 30, 2019 to 39.5% at June 30, 2020 driven by the decline in portfolio collections since mid-March 2020 as our customers have become directly or indirectly affected by the COVID-19 pandemic, including mandatory or recommended closure of so-called "non-essential businesses" and reduced customer demand. Delinquencies are expected to further increase as our customers continue to face economic hardships from the COVID-19 pandemic. We are actively working with our customers to help them manage through these unprecedented times by providing work out programs. During the second quarter of 2020, we saw a peak in delinquencies for the unpaid principal balance of our U.S. portfolio hit 47%, which subsequently improved to 43% at June 30, 2020. The proportion of U.S. delinquent loans making a payment in the last seven days increased from approximately 30% at March 31, 2020 to approximately 60% at June 30, 2020. Total U.S. customers in a paying relationship increased form a historical low at March 31, 2020 of 75% to 85% at June 30, 2020.
Our 15+ Day Delinquency ratio has historically been higher for our term loans than our lines of credit. For the three months ended June 30, 2020 the 15+ Day Delinquency ratio for term loans and line of credit was 42.6% and 29.2%, respectively, which increased as compared to 9.2% and 5.6%, respectively, at June 30, 2019.
Net Charge-off Rate
Our Net Charge-off Rate, which is calculated as our annualized net charge-offs for the period divided by the average Unpaid Principal Balance outstanding, increased from 15.1% in three months ended June 30, 2019 to 20.9% in three months ended June 30, 2020, reflecting higher gross charge-offs and reduced recoveries  as delinquency on the earliest COVID-impacted loans in our portfolio seasoned and were charged off. Our term loans had a Net Charge-off Rate of 23.1% for the three months ended June 30, 2020 compared to 14.1% for our lines of credit. We expect that our Net Charge-off Rate may increase in the future as we charge off more loans due to the COVID-19 related economic deterioration across many industries and geographies.
Historical Charge-Offs
We illustrate below our historical loan losses by providing information regarding our net lifetime charge-off ratios by cohort. Net lifetime charge-offs are the unpaid principal balance charged off less recoveries of loans previously charged off. A given cohort’s net lifetime charge-off ratio is the cohort’s net lifetime charge-offs through June 30, 2020 divided by the cohort’s total original loan volume. Repeat loans in the denominator include the full renewal loan principal, rather than the net funded amount, which is the renewal loan’s principal net of the unpaid principal balance on the existing loan. Loans are typically charged off after 90 days of nonpayment and 30 days of inactivity. The chart immediately below includes all term loan originations, including, if applicable, loans sold through OnDeck Marketplace or held for sale on our balance sheet.

Net Charge-off Ratios by Cohort Through June 30, 2020

	For the Year			For the Quarter
	2016	2017	2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020
Principal Outstanding as of June 30, 2020 by Period of Origination	—%	—%	0.2%	1.3%	6.5%	21.0%	42.6%	66.4%	83.0%

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
Given that the originations in the first quarter and second quarter 2020 cohorts are relatively unseasoned as of June 30, 2020, these cohorts reflect low lifetime charge-off ratios in the total loans chart below. Further, given our loans are typically charged off after 90 days of nonpayment and 30 days of inactivity, all cohorts reflect minimal charge offs for the first three months in the chart below.

Net Cumulative Lifetime Charge-off Ratios
All Loans

10.0%
9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29
Month
2014
2015
2016
2017
2018
2019 Q1
2019 Q2
2019 Q3
2019 Q4
2020 Q1
2020 Q2

	For the Year			For the Quarter
Originations	2016	2017	2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020
All term loans (in millions)	$2,052	$1,697	$1,972	$486	$452	$492	$467	$432	$32
Weighted average term (months) at origination	13.2	12.1	11.8	11.7	12.2	13.5	13.2	13.3	11.1
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
By design, the broad credit tightening resulted in a significant decline in originations for the second quarter of 2017 and a significant decline in the net cumulative lifetime charge-off ratios for loans originated in that quarter. Subsequent cohorts have incorporated measured and targeted credit optimization designed to bring our net cumulative charge-off ratios in line with business model objectives. We are also seeing a higher than historical net cumulative lifetime charge-off ratios for those loans that we originated in the second and third quarter of 2019, which were mostly driven by the economic constraints created by the COVID-19 pandemic.

Generally, historical net cumulative lifetime charge-off ratios are higher in new loans than in repeat loans as repeat customers generally demonstrate better credit qualities.

Customer Acquisition Costs
Our customer acquisition costs, or CACs, differ depending upon the acquisition channel. CACs in our direct channel include the commissions paid to our internal sales force and expenses associated with items such as direct mail, and online marketing activities. CACs in our strategic partner channel and FAP channel include commissions paid. CACs in all channels include new originations. For our United States portfolio, the FAP channel had the highest CAC per unit and our strategic partner channel had the lowest CAC per unit for both the three months ended June 30, 2020 and June 30, 2019.
The total amount of U.S. CACs decreased both in aggregate and for each of the three individual acquisition channels for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.  The decrease in absolute dollars spent was primarily attributable to a decrease in origination volume in the second quarter of 2020 due to our pullback of originations during COVID-19 pandemic. We expect our CACs to decrease in absolute dollars as we significantly decrease originations and direct marketing spend in the near-term future.
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
Other Revenue. Other revenue includes fees generated by ODX, monthly fees charged to customers for our line of credit, referral fees from other lenders, marketing fees earned from our issuing bank partner and other fees.
Operating Expense
Operating expense consists of sales and marketing, technology and analytics, processing and servicing, and general and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses, stock-based compensation expense and occupancy, comprise a significant component of each of these expense categories. All operating expense categories also include an allocation of overhead, such as rent and other overhead, which is based on employee headcount. We believe that continuing to invest in our business is essential to growing the business and maintaining our competitive position. Due to the recent COVID-19 pandemic, we took temporary actions to decrease operating expenses for the second quarter, and permanent actions in July 2020.

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

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated.
Comparison of the three months ended June 30, 2020 and 2019

	Three Months Ended June 30,		Year-over-Year Change
	2020	2019	2020 vs 2019
	(dollars in thousands)
Interest and finance income	78,308	105,641	(25.9)%
Interest expense	10,291	11,381	(9.6)%
Net interest income	68,017	94,260	(27.8)%
Provision for credit losses	23,720	42,951	(44.8)%
Net interest income (loss), after credit provision	44,297	51,309	(13.7)%
Other revenue	2,217	4,605	(51.9)%
Operating expense:
Sales and marketing	5,473	13,307	(58.9)%
Technology and analytics	15,088	16,681	(9.5)%
Processing and servicing	5,452	5,609	(2.8)%
General and administrative	13,664	16,353	(16.4)%
Total operating expense	39,677	51,950	(23.6)%
Goodwill Impairment	10,960	—	—%
Income (loss) from operations, before provision for income taxes	(4,123)	3,964	(204.0)%
Provision for (Benefit from) income taxes	—	1,796	(100.0)%
Net income (loss)	(4,123)	2,168	(290.2)%

Net income (loss)
For the three months ended June 30, 2020, net income decreased to a net loss of $4.1 million compared to net income of $2.2 million for the three months ended June 30, 2019 while adjusted net income (loss), a non-GAAP measure, increased to $13.6 million compared to income of $6.9 million in the same comparable period. These increases were primarily attributable a 25.9% decrease in interest and finance income, and a decrease of other revenue. This was offset by a decrease of provision for credit losses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, driven by the fact that we pulled back on our originations in the second quarter of 2020. We recorded an income tax expense in the three months ended June 30, 2019 but recorded no tax expense in the three months ended June 30, 2020 due to the uncertainty of the ability to utilize the deferred tax assets to accrue for the year 2020. Basic earnings per share decreased from $0.06 per share to $0.04 per share. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures for a discussion and reconciliation of Non-GAAP measures.

Net Interest Income

	Three Months Ended June 30,		Year-over-Year Change
	2020	2019	2020 vs 2019
	(dollars in thousands)
Interest and finance income	$78,308	$105,641	(25.9)%
Interest expense	10,291	11,381	(9.6)%
Net interest income	$68,017	$94,260	(27.8)%
Net interest income decreased by $26.2 million, or 27.8%, from $94.3 million to $68.0 million. This decrease was mainly attributable to a $27.3 million, or 25.9%, decrease in interest and finance income, which was primarily driven by a lower portfolio balance as evidenced by an 8.4% decrease in Average Loans and Finance Receivables. The decrease was also attributable to a 660 basis point decrease in Portfolio Yield from the second quarter of 2019 compared to the second quarter of 2020 driven by COVID-19 related impacts.
Interest expense decreased by $1.1 million, or 9.6%, from $11.4 million to $10.3 million. The decrease in interest expense was primarily attributable to decreases in the reference interest rate for our floating rate debt during the three months ended June 30, 2020. This was partially offset by increases in deferred debt issuance expense, and Average Debt outstanding, as we have increased our utilization of our corporate debt to increase liquidity during March 2020 and throughout the second quarter of 2020. The Average Debt Outstanding during the second quarter of 2020 was $891.8 million, up 6.9%, from $834.6 million during the second quarter of 2019, while our Cost of Funds Rate decreased from 5.5% to 4.6%.

Provision for Credit Losses

	Three Months Ended June 30,		Year-over-Year Change
	2020	2019	2020 vs 2019
	(dollars in thousands)
Provision for credit losses	$23,720	$42,951	(44.8)%
Provision for credit losses decreased by $19.2 million, or 44.8%, from $43.0 million to $23.7 million. The decrease in Provision for credit losses for three months ended June 30, 2020 was due to the sharp decrease in originations during the same period, reflecting our decision to suspend originations during the uncertainties of the COVID-19 pandemic. In accordance with GAAP, we recognize revenue on loans and finance receivables over their term but provide for probable credit losses on the loans and finance receivables at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates.

Non-interest Income

	Three Months Ended June 30,		Year-over-Year Change
	2020	2019	2020 vs 2019
	(dollars in thousands)
Other revenue	2,217	4,605	(51.9)%
Other revenue decreased by $2.4 million, or 51.9%, primarily attributable to a decrease in revenue related to reduced business activity, partially mitigated by fees earned from facilitating Paycheck Protection Program loans.

Operating Expense
Total operating expense decreased by $12.3 million, or 23.6%, from $52.0 million to $39.7 million as we took early action in April 2020 to significantly reduce expenses in response to COVID-19 uncertainties. During the second quarter of 2020 we reduced our personnel expenses by placing approximately 30% of our employees on part-time or furlough status, and a 15% salary reduction for those remaining full-time for a 90 day period. The second quarter expense includes a $2.8 million restructuring charge related to the reduction of approximately 20% of U.S. staff in July, with an expected payback period of approximately one quarter. At June 30, 2020, we had 746 employees compared to 726 at June 30, 2019.
We evaluate trends in our efficiency ratio as a key measure of our progress. Our efficiency ratio for the quarter ended June 30, 2020 was 49.3% which increased from 47.1% for the quarter ended June 30, 2019. Our focus on executing on operating expense reductions contributed to an overall decrease in total operating expense during the current quarter. However, gross revenue decreased when compared to the three months ended June 30, 2019. Our Adjusted Efficiency Ratio, a non-GAAP measure, decreased from 44.2% for the quarter ended June 30, 2019 to 43.0% for the quarter ended June 30, 2020.
Sales and Marketing

	Three Months Ended June 30,		Year-over-Year Change
	2020	2019	2020 vs 2019
	(dollars in thousands)
Sales and marketing	$5,473	$13,307	(58.9)%
Sales and marketing expense decreased by $7.8 million, or 58.9%, from $13.3 million to $5.5 million. The decrease was partially driven by the reduction of our non-commission acquisition costs and general marketing expense by $4.9 million during the three months ended June 30, 2020, as we suspended most of our direct-mail, digital marketing, brand, and marketing consultant spend amongst many of our third-party vendors. The decrease was also partially driven by a $2.9 million decrease in our personnel-related costs.
Technology and Analytics

	Three Months Ended June 30,		Year-over-Year Change
	2020	2019	2020 vs 2019
	(dollars in thousands)
Technology and analytics	$15,088	$16,681	(9.5)%
Technology and analytics expense decreased by $1.6 million, or 9.5%, from $16.7 million to $15.1 million. The decrease was mainly driven by a $1.6 million decrease in our personnel-related cost. During the three months ended June 30, 2019 we recognized an impairment of our capitalized software assets of $0.9 million and had no such charge during the current period. This decrease in expense was offset by a $0.7 million increase in software licenses during the three months ended June 30, 2020.

Processing and Servicing

	Three Months Ended June 30,		Year-over-Year Change
	2020	2019	2020 vs 2019
	(dollars in thousands)
Processing and servicing	$5,452	$5,609	(2.8)%
Processing and servicing expense decreased by $0.2 million, or 2.8%, from $5.6 million to $5.5 million. This was driven by a decrease in personnel-related expenses of $0.2 million.
General and Administrative

	Three Months Ended June 30,		Year-over-Year Change
	2020	2019	2020 vs 2019
	(dollars in thousands)
General and administrative	$13,664	$16,353	(16.4)%
General and administrative expense decreased by $2.7 million, or 16.4%, from $16.4 million to $13.7 million. The decrease was partially attributable to by a $2.4 million decrease in our personnel-related costs. This was offset by a $2.8 million company-wide restructuring charge recorded during the three months ended June 30, 2020. We recognized a $0.9 million gain during the three months ended June 30, 2020 due to the impact of fluctuations in foreign exchange rates on intercompany transactions. Additionally, travel expenses decreased by $0.8 million and recruiting expenses decreased by $0.6 million for the three months ended June 30, 2020, primarily to due to a slowdown in spending caused by the COVID-19 pandemic.

Goodwill Impairment

	Three Months Ended June 30,		Year-over-Year Change
	2020	2019	2020 vs 2019
	(dollars in thousands)
Goodwill Impairment	$10,960	$—	—%
During the three months ended June 30, 2020 we recorded a goodwill impairment charge of $11.0 million, refer to Note 9 for more details.

Provision for Income Taxes

	Three Months Ended June 30,		Year-over-Year Change
	2020	2019	2020 vs 2019
	(dollars in thousands)
Provision for Income Taxes	$—	$1,796	(100.0)%
During the three months ended June 30, 2020 we did not record a provision for income taxes. We recorded a provision for income taxes during the three months ended June 30, 2019 at a quarterly effective income tax rate of 45.3%.

Comparison of the six months ended June 30, 2020 and 2019

	Six Months Ended, June 30,		Year-over-Year Change
	2020	2019	2020 vs 2019
	(dollars in thousands)
Interest and finance income	185,243	211,440	(12.4)%
Interest expense	21,860	22,713	(3.8)%
Net interest income	163,383	188,727	(13.4)%
Provision for credit losses	131,627	86,242	52.6%
Net interest income (loss), after credit provision	31,756	102,485	(69.0)%
Other revenue	5,837	8,781	(33.5)%
Operating expense:
Sales and marketing	17,137	25,267	(32.2)%
Technology and analytics	31,572	33,487	(5.7)%
Processing and servicing	12,141	11,098	9.4%
General and administrative	29,944	30,382	(1.4)%
Total operating expense	90,794	100,234	(9.4)%
Goodwill Impairment	10,960	—	—%
Income (loss) from operations, before provision for income taxes	(64,161)	11,032	(681.6)%
Provision for (Benefit from) income taxes	—	3,536	(100.0)%
Net income (loss)	$(64,161)	$7,496	(955.9)%
Net income (loss)
For the six months ended June 30, 2020, net income (loss) decreased to a loss of $64.2 million from net income of $7.5 million for the six months ended June 30, 2019, while adjusted net income (loss), a non-GAAP measure, decreased to a loss of $43.9 million from income of $15.0 million over the current period. These decreases were primarily attributable to a large increase in Provision for credit losses, in response to higher anticipated losses due to the COVID-19 pandemic. Additionally, for the six months ended June 30, 2019 we recorded a provision for income taxes of $3.5 million, while we were not required to pay any material taxes in 2020. Basic earnings (loss) per share decreased from $0.13 per share for the six months ended June 30, 2020 to $(0.94) per share for the current period. Similarly, our Return on Assets decreased to (9.2)% from 1.6% while our Return on Equity decreased to (46.4)% from 6.5%. Our Adjusted Return on Assets, a non-GAAP measure, decreased to (7.1)% from 2.5% while our Adjusted Return on Equity, a non-GAAP measure, decreased to (35.9)% from 9.8%. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures for a discussion and reconciliation of Non-GAAP measures.

Net Interest Income

	Six Months Ended, June 30,		Year-over-Year Change
	2020	2019	2020 vs 2019
	(dollars in thousands)
Interest and finance income	$185,243	$211,440	(12.4)%
Interest expense	21,860	22,713	(3.8)%
Net interest income	$163,383	$188,727	(13.4)%
Net interest income decreased by $25.3 million, or 13.4%, from $188.7 million to $163.4 million. The overall decrease was attributable to an $26.2 million, or 12.4%, decrease in interest and finance income, which was primarily driven by a lower portfolio balance as evidenced by an 2.1% decrease in Average Loans and Finance Receivables. Additionally, Portfolio Yield decreased by 390 basis points from the six months ended June 30, 2019 compared to the six months ended June 30, 2020.

Interest expense decreased by $0.9 million, or 3.8%, from $22.7 million to $21.9 million. The decrease in interest expense was primarily attributable to the decreases in the reference interest rates for our floating rate debt during the six months ended June 30, 2020. This was partially offset due to increases in Average Debt outstanding, as we have utilized our facilities and our corporate debt to increase liquidity throughout 2020. The Average Debt Outstanding during the six months ended June 30, 2020 was $910.2 million, up 8.9%, from $835.9 million during the six months ended June 30, 2019, while our Cost of Funds Rate decreased from 5.4% to 4.8%.

Provision for Credit Losses

	Six Months Ended, June 30,		Year-over-Year Change
	2020	2019	2020 vs 2019
	(dollars in thousands)
Provision for credit losses	$131,627	$86,242	52.6%
Provision for credit losses increased by $45.4 million, or 52.6%, from $86.2 million to $131.6 million. Our increase in Provision for credit losses for six months ended June 30, 2020 was in response to higher anticipated losses due to the COVID-19 pandemic. In accordance with GAAP, we recognize revenue on loans and finance receivables over their term but provide for probable credit losses on the loans and finance receivables at the time they are originated. We then periodically adjust our estimate of those probable credit losses based on actual performance and changes in loss estimates.
Non-interest Income

	Six Months Ended, June 30,		Year-over-Year Change
	2020	2019	2020 vs 2019
	(dollars in thousands)
Other revenue	5,837	8,781	(33.5)%
Other revenue decreased by $2.9 million, or 33.5%, primarily attributable to a decrease in revenue related to reduced business activity, partially mitigated by fees earned from facilitating Paycheck Protection Program loans.

Operating Expense
Total operating expense decreased by $9.4 million, or 9.4%, from $100.2 million to $90.8 million driven by our initiatives to significantly reduce expenses in response to COVID uncertainties. During the second quarter of 2020 we reduced our personnel expenses by placing approximately 30% of our employees on part-time or furlough status, and a 15% salary reduction for those remaining full-time for a 90 day period. The second quarter expense includes a $2.8 million restructuring charge related to the reduction of approximately 20% of U.S. staff in July, with an expected payback period of approximately one quarter.  At June 30, 2020, we had 746 employees compared to 742 at December 31, 2019.
We evaluate trends in our efficiency ratio as a key measure of our progress. Our efficiency ratio for the six months ended June 30, 2020 increased to 47.5% from 45.5% for the six months ended June 30, 2019. Our Adjusted Efficiency Ratio, a non-GAAP measure, increased from 42.6% for the six months ended June 30, 2019 to 44.1% for the six months ended June 30, 2020. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures for a discussion and reconciliation of Adjusted Efficiency Ratio.

Sales and Marketing

	Six Months Ended, June 30,		Year-over-Year Change
	2020	2019	2020 vs 2019
	(dollars in thousands)
Sales and marketing	$17,137	$25,267	(32.2)%
Sales and marketing expense decreased by $8.1 million, or 32.2%, from $25.3 million to $17.1 million. The decrease was driven by a decrease of non-commission acquisition costs by $4.5 million during the six months ended June 30, 2020, as we suspended most of our direct-mail and digital marketing spend in the second quarter of 2020. Additionally, there was a $3.8 million decrease in personnel-related costs during the six months ended June 30, 2020.

Technology and Analytics

	Six Months Ended, June 30,		Year-over-Year Change
	2020	2019	2020 vs 2019
	(dollars in thousands)
Technology and analytics	$31,572	$33,487	(5.7)%
Technology and analytics expense decreased by $1.9 million, or 5.7%, from $33.5 million to $31.6 million. The decrease was mainly driven by a $1.7 million decrease in our personnel-related costs. During the six months ended June 30, 2019 we recognized impairments of our capitalized software assets totaling $1.5 million and had no such charge during the current period. This decrease in expense was offset by a $1.3 million increase in software licenses during the six months ended June 30, 2020.

Processing and Servicing

	Six Months Ended, June 30,		Year-over-Year Change
	2020	2019	2020 vs 2019
	(dollars in thousands)
Processing and servicing	$12,141	$11,098	9.4%
Processing and servicing expense increased by $1.0 million, or 9.4%, from $11.1 million to $12.1 million. The increase was primarily attributable to a $0.5 million increase in costs related to collection initiatives in the second quarter of 2020 in response to COVID-19. Additionally, personnel-related expenses increased by $0.6 million.

General and Administrative

	Six Months Ended, June 30,		Year-over-Year Change
	2020	2019	2020 vs 2019
	(dollars in thousands)
General and administrative	$29,944	$30,382	(1.4)%
General and administrative expense decreased by $0.4 million, or 1.4%, from $30.4 million to $29.9 million. The decrease was partially attributable to by a $3.0 million decrease in our personnel-related costs. This was offset by a $2.8 million company-wide restructuring charge recorded during the six months ended June 30, 2020. In addition, our professional fees increased $1.1 million during the six months ended June 30, 2020 due to legal fees related to our previous pursuit of a bank charter, which has since been halted. Further, during the six months ended June 30, 2020 there was a $1.2 million decrease in travel expenses and a $0.9 million decrease in recruiting expenses.

Goodwill Impairment

	Six Months Ended, June 30,		Year-over-Year Change
	2020	2019	2020 vs 2019
	(dollars in thousands)
Goodwill Impairment	$10,960	$—	—%
During the six months ended June 30, 2020 we recorded a goodwill impairment charge of $11.0 million, refer to Note 9 for more details.
.

Provision for Income Taxes

	Six Months Ended, June 30,		Year-over-Year Change
	2020	2019	2020 vs 2019
	(dollars in thousands)
Provision for Income Taxes	$—	$3,536	(100.0)%
During the six months ended June 30, 2020 we did not record a provision for income taxes. We recorded a provision for income taxes during the six months ended June 30, 2019 at an effective income tax rate of 32.1%.

Liquidity and Capital Resources
Capital
Our Total stockholders' equity decreased by $99 million to $219 million at June 30, 2020 from $318 million at June 30, 2019. The decrease of stockholders' equity was driven primarily by the net losses for the year -to-date period and the repurchase of shares during the first quarter of 2020. Our book value per diluted share decreased to $3.62 at June 30, 2020 from $3.98 at June 30, 2019, which was primarily driven by our net loss for the year.
On July 29, 2019, our Board of Directors authorized the repurchase of up to $50 million of common stock with the repurchased shares to be retained as treasury stock and available for possible reissuance. Any share repurchases under the program will be made from time to time in the open market, in privately negotiated transactions or otherwise. The timing and amount of any share repurchases will be subject to market conditions and other factors as we may determine. We fully utilized the authorization of $50 million shares. On February 11, 2020, we announced that our Board of Directors had authorized up to $50 million of additional repurchases of common stock. This authorization does not have a scheduled expiration date. In late February 2020, we suspended repurchase activity under our program and will continue to suspend activity as part of our focus on liquidity and capital preservation.
Cash
At June 30, 2020, we had approximately $72 million of available cash to fund our future operations compared to approximately $121 million at March 31, 2020. We drew on our corporate line of credit in the first quarter 2020 to help ensure we had liquidity immediately available. We partially paid down our corporate line in the second quarter of 2020.
Our cash and cash equivalents at June 30, 2020 were held primarily for working capital purposes and were used to fund a portion of our lending activities. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments, deposit accounts or other arrangements designed to preserve the principal balance and maintain adequate liquidity. Our excess cash may be invested primarily in overnight sweep accounts, money market instruments or similar arrangements that provide competitive returns consistent with our polices and market conditions.
Our restricted cash represents funds held in accounts as reserves on certain debt facilities and as collateral for issuing bank partner transactions. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements but have the ability to use these funds to finance loan originations, subject to meeting borrowing base requirements. Our policy is to invest restricted cash held in debt facility related accounts in investments designed to preserve the principal balance and provide liquidity. Accordingly, such cash is invested primarily in money market instruments that offer daily purchase and redemption and provide competitive returns consistent with our policies and market conditions. Our restricted cash balance increased from both March 31, 2020 and December 31, 2019 driven by our early repayments on our securitizations and certain debt facilities during the second quarter of 2020.

Current Debt Facilities
The following table summarizes our debt facilities as of June 30, 2020.

	Maturity Date		Weighted Average Interest Rate	Borrowing Commitments	Principal Outstanding
				(in millions)
Debt:
OnDeck Asset Securitization Trust II LLC 2018-1	April 2022	(1)	3.9%	$159.2	$159.2
OnDeck Asset Securitization Trust II LLC 2019-1	November 2024	(2)	3.1%	101.7	101.7
OnDeck Account Receivables Trust 2013-1 LLC	March 2022	(3)	1.9%	125.0	80.3
Receivable Assets of OnDeck, LLC	September 2021	(4)	1.8%	100.0	61.8
OnDeck Asset Funding II LLC	August 2022	(5)	3.2%	175.0	89.8
Prime OnDeck Receivable Trust II, LLC	March 2022	(6)	1.8%	75.0	—
Loan Assets of OnDeck, LLC	October 2022	(7)	1.9%	150.0	65.2
Corporate line of credit	January 2021	(8)	3.2%	86.9	86.9
International and other agreements	Various	(9)	3.6%	132.0	41.2
Total Debt			3.0%	$1,104.8	$686.1

(1)	The period during which new loans may be purchased under this securitization transaction expires in March 2020.

(2)	The period during which new loans may be purchased under this securitization transaction expired in May 2020.

(3)
The period during which new borrowings may be made under this facility expires in March 2021. Amendments were made to this facility on May 20, 2020 and August [_], 2020, which are described in Note 5 and 13.

(4)
The period during which new borrowings of Class A revolving loans may be made under this debt facility expires in December 2020. An amendment was made to this facility on May 14, 2020, which is described in Note 5 and 13.

(5)	The period during which new borrowings may be made under this facility expires in August 2021. An amendment was made to this facility on May 19, 2020, which is described in Note 5 and 13.

(6)	The period during which new borrowings may be made under this facility expires in March 2021.

(7)
The period during which new borrowings may be made under this debt facility expires in April 2022. Amendments were made to the facility on April 27, 2020 and July 15, 2020, which are described in Note 5 and 13..

(8)	The period during which new borrowings may be made under this facility expired May 2020.

(9)
Other Agreements include, among others, our local currency debt facilities in Australia and Canada. The periods during which new borrowings may be made under the various agreements expire between June 2021 and March 2023. Maturity dates range from December 2021 through March 2023.

Our liquidity and our ability to utilize our debt facilities are being significantly negatively impacted by the COVID-19 crisis. See "Part II, Item 1A. Risk Factors" and Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements. Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.
Cash Flows
The following table summarizes our cash flows activities from our Consolidated Statements of Cash Flows:

	As of or for the Six Months Ended, June 30,
	2020	2019
	(in thousands)
Cash provided by (used in):
Operating activities	$100,989	$136,559
Investing activities	$219,101	$(125,412)
Financing activities	$(267,867)	$(6,147)

Cash Flows
Operating Activities
For the six months ended June 30, 2020, net cash provided by operating activities was $101.0 million, which was primarily the result of interest payments from our customers of $211.6 million, less $92.3 million utilized to pay our operating expenses and $19.1 million we used to pay the interest on our debt. During that same period, accounts payable and accrued expenses and other liabilities decreased by approximately $9.4 million.
For the six months ended June 30, 2019, net cash provided by our operating activities was $136.6 million, which was primarily the result of our cash received from our customers, including interest payments of $245.8 million, less $86.3 million utilized to pay our operating expenses and $20.0 million we used to pay the interest on our debt. During that same period, accounts payable and accrued expenses and other liabilities increased by approximately $3.1 million.
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
For the six months ended June 30, 2020, net cash used to fund our investing activities was $219.1 million, and consisted primarily of $245.9 million of loan originations in excess of loan repayments received, $19.2 million of origination costs paid in excess of fees collected and $7.6 million for the purchase of property, equipment and software and capitalized internal-use software development costs.
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
For the six months ended June 30, 2020, net cash provided by in our financing activities was $267.9 million and consisted of $233.9 million in net proceeds from the issuance of debt. The cash provided was partially offset by the use of $32.9 million for the repurchase of common stock and $0.7 million of payments for debt issuance costs.
For the six months ended June 30, 2019, net cash provided by our financing activities was $6.1 million and consisted primarily of $3.6 million in net proceeds from debt facilities and $2.8 million of payments of debt issuance costs. These uses of cash were partially offset by $1.3 million of cash received from the issuance of common stock under the employee stock purchase plan.

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
We remain highly focused on credit quality and operating leverage. We have increased our focus on credit quality by altering our credit and underwriting standards to reflect the current economic risks we face to underwrite higher credit quality loans. We will be prudently originating loans and reducing our operating expenses to help manage our liquidity needs during the pandemic. We expect to use cash flow generated from operations to fund our current operation and will be executing plans to protect our liquidity.
As of June 30, 2020, only $87 million of our $1.1 billion debt commitment is scheduled to expire before June 30, 2021. If we deem the cost of accessing the asset-backed loan market to be in excess of an appropriate rate, we may elect to use available cash, or other financing options available to us.
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
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our current and prospective investors should carefully consider the following risks, in addition to those described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for quarter ended March 31, 2020, and other documents that we file with the SEC from time to time which are available on the SEC website at www.sec.gov, and all other information contained in this report, including our unaudited condensed consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Cautionary Note Regarding Forward-Looking Statements,” before making investment decisions regarding our securities. The risks and uncertainties described below supplement, or to the extent inconsistent, supersede those in our above-mentioned Annual Report on Form 10-K and Quarterly Report on Form 10-Q. In addition, the risks and uncertainties below and in our above-mentioned Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only ones we face but include the most significant factors then known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of these risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

The proposed Merger with Enova may cause disruption in our business.

On July 28, 2020, we entered into the Merger Agreement with Enova, pursuant to which we will combine with Enova in a stock-and-cash transaction. The Merger Agreement generally requires us to operate in the ordinary course of business pending consummation of the proposed Merger and restricts us, without Enova’s consent, from taking certain specified actions until the Merger is consummated. These restrictions, which include limitations on the issuance of debt, prohibitions on repurchases of our outstanding shares of stock, restraints on capital expenditures, limitations on our ability to hire new employees, curtailments on our ability to enter in to material contracts and restrictions on dividend distributions, among other items, may affect our ability to execute our business strategies and attain our financial and other goals and may impact our financial condition, results of operations and cash flows.

In connection with the pending Merger, our current and prospective employees have experienced or may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Merger.

Furthermore, the proposed Merger could cause material disruptions to our business and our business relationships, which could have an adverse impact on our results of operations. Our strategic partners and funding advisors may have concerns about the future of these relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their existing business relationships with us. We may experience a decline in the demand for our loans from our customers and they may seek alternative financing from third parties.

The pursuit of the Merger and the preparation for the integration may place a significant burden on management, key personnel and our other internal resources. The diversion of these individuals’ attention from day-to-day business concerns could adversely affect our financial results.

The Merger is subject to customary closing conditions and failure to consummate the Merger or failure to consummate the Merger in a timely manner could negatively impact the value of our common stock, as well as our future business and financial results.

Our obligations and the obligations of Enova to consummate the Merger are subject to satisfaction or waiver of a number of customary conditions to closing, including: (i) adoption of the Merger Agreement by the affirmative vote of a majority of our stockholders, (ii) approval for the listing on the NYSE of the shares of Enova common stock to be issued in the Merger, (iii) expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) absence of any applicable law or order that prohibits completion of the Merger, (v) accuracy of the representations and warranties made in the Merger Agreement by the other party, subject to certain qualifications, and (vi) performance in all material respects by the other party of the obligations required to be performed by it at or prior to completion of the Merger. Thus, there can be no assurance that the conditions to the closing of the Merger will be satisfied or, where possible, waived or that the Merger will be consummated.

If the Merger is not consummated, the ongoing business of the Company may be adversely affected and, without realizing any of the potential benefits of having consummated the Merger, the Company will be subject to a number of risks, including the following:

•	we may experience negative reactions from financial markets and our stock price could decline;

•
management’s focus on completing the Merger and integration planning over a significant time period would have limited its ability to pursue other opportunities, including alternative transactions to the Merger, that could have been beneficial to us;

•	we will not realize the expected benefits from the Merger, which may reduce or slow the effectiveness of our efforts to adequately respond to the COVID-19 pandemic;

•	we may experience negative reactions from employees, customers, suppliers or other third parties;

•
we may be unable to obtain or continue current waivers or amendments with respect to our debt facilities, in which case, we may (i) lose our ability to refinance, amend or replace our existing third party debt, (ii) be subject to early amortization events, and/or (iii) default under our debt facilities;

•	if we are unable to access the capital markets, we may be unable to originate new loans to our customers;

•
the Merger Agreement, subject to certain exceptions, restricts us from taking specified actions until the effectiveness of the Merger or until the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities, incurring expenses to grow our business or making other changes to our business that may be necessary prior to the effective time of the Merger or termination of the Merger Agreement;

•	we may become subject to litigation related to any failure to consummate the Merger; and

•	under certain circumstances, the termination of the Merger Agreement will trigger a termination fee of $2.8 million payable by us to Enova.
If the Merger is not consummated, these risks may materialize and may materially and adversely affect our business, operations, financial results and share price.

Additionally, we may have negative cash flow at any point in time and a limited ability to refinance or replace our existing third party debt facilities. If the Merger is not consummated in a timely manner, or at all, we may become unable to pay our liabilities as they fall due or otherwise enter into insolvency.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to Enova’s proposed acquisition of us.

Under the Merger Agreement, we are subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, engage in discussion or negotiations with respect to such proposals or provide information in connection with such proposals, subject to certain customary exceptions. Further, other than in response to a superior proposal or an intervening event, the Company’s board of directors may not withdraw or modify its recommendation to the Company’s stockholders in favor of the adoption of the Merger Agreement, and Enova generally has a right to match any competing acquisition proposals that may be made. We may terminate the Merger Agreement and enter into an agreement providing for a superior proposal only if specified conditions have been satisfied, and such a termination would result in the Company being required to pay Enova a termination fee equal to $2.8 million. While the Company believes these provisions and agreements are reasonable and customary and are not preclusive of other offers, these provisions could discourage a third party that may have an interest in acquiring all or a significant part of the Company from considering or proposing such acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the merger consideration.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Enova.

In the event of a termination of the Merger Agreement under certain specific circumstances, including if we terminate the Merger Agreement in order to enter into an agreement providing for a superior proposal or if Enova terminates the Merger Agreement following our board of directors changing its recommendation to our stockholders to vote in favor of the adoption of the Merger Agreement, we may be required to pay Enova a termination fee equal to $2.8 million. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for originating loans, servicing our debt facilities, adequately responding to the COVID-19 pandemic, general corporate purposes and other uses. For this and other reasons, the termination of the Merger Agreement could materially and adversely affect our business operations and financial results, which in turn may materially and adversely affect the value of our common stock.
Because the number of shares of Enova common stock that our stockholders will be entitled to receive as a result of the Merger will be based on a fixed exchange ratio, the potential fluctuations in Enova common stock means that our stockholders cannot be sure of the value of the merger consideration they will receive.
Upon completion of the Merger, our stockholders will be entitled to receive 0.092 shares of Enova common stock and $0.12 cash in exchange for each issued and outstanding share of our common stock. Because this exchange ratio will not be adjusted to reflect any changes in the market value of Enova common stock or our common stock, such market price fluctuations may affect the value that our stockholders will be entitled to receive upon completion of the Merger. Share price changes may result from a variety of factors, including changes in the COVID-19 pandemic, our or Enova’s business operations or prospects, market assessments of the likelihood that the Merger will be consummated, the timing of thereof, regulatory considerations, general market and economic conditions and other factors.
If consummated, the Merger may not achieve its intended results.

We and Enova entered into the Merger Agreement with the expectation that the Merger would result in various benefits, including, among other things, synergies at the combined company and a diversified growth profile. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether our business and the business of Enova can be integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, cash flows and financial results.

If we are unable to successfully integrate with Enova’s operations or if there are delays in the expected integration timeframe, the future business and the financial results of the combined organization may adversely affect the value of the shares of Enova’s common stock that our stockholders receive as the Merger consideration.

If the integration process takes longer than anticipated it could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the Merger. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the completion of the Merger. The companies may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization.

After the Merger, our stockholders will have a significantly lower ownership and voting interest in Enova than they currently have and will exercise less influence over management.
Based on the number of shares of our common stock outstanding as of July 24, 2020, our stockholders (by virtue of the Merger) are expected to own approximately 16.7% of the combined company (on a fully diluted basis). Following the completion of the Merger, the Enova common stock that each of our stockholders will receive as merger consideration will represent a percentage ownership of Enova that is smaller than such stockholder’s percentage ownership before the completion of the Merger. As a result of this reduced ownership percentage, our former stockholders will have less influence over the management and policies of Enova than they currently have.
We and Enova may be targets of legal proceedings that could result in substantial costs and may delay or prevent the Merger from being consummated.
Securities class action lawsuits, derivative lawsuits and other legal proceedings are often brought against public companies that have entered into merger agreements. Even if such legal proceedings are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our and Enova’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, such injunction may delay or prevent the Merger from being consummated, or from being consummated within the expected timeframe, which may adversely affect our business, financial position and financial results.
We and Enova will incur substantial transaction fees and costs in connection with the Merger.
We and Enova expect to incur a number of non-recurring transaction-related costs associated with consummating the Merger, combining the operations of the two organizations and achieving desired benefits of the Mergers. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, retention, severance, change in control and other integration-related costs, filing fees and printing costs. Additional unanticipated costs may be incurred in relation to integrating our business with the business of Enova. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit of the Merger may not be achieved in the near term, the long term or at all.
The market price of the Enova’s shares after the Merger may be affected by factors different from those currently affecting the market price of our common stock.
Upon completion of the Merger, our stockholders will no longer be stockholders of the Company but will instead become holders of Enova shares. The businesses of Enova differ from ours in important respects, and, accordingly, the results of operations of Enova after the Merger, as well as the market price of the Enova shares, may be affected by factors different from those currently affecting our financial results including those set forth in the cautionary statements and risk factors included in Enova’s filings with the SEC, including Enova’s Annual Report on Form 10-K filed with the SEC on February 27, 2020, Enova’s Quarterly Reports on Form 10-Q filed with the SEC on May 5, 2020 and July 29, 2020, and any further disclosures Enova makes in Current Reports on Form 8-K.
The Merger may not be accretive (and may be dilutive) to Enova’s earnings per share (“EPS”) which may impact the market value of Enova common stock.
The issuance of Enova common stock in connection with the Merger could have the effect of depressing the market price of Enova common stock. We and Enova currently expect that the Merger will result in a number of benefits, including that it will ultimately be accretive to EPS. However, future events and conditions could reduce or delay the accretion that is expected or result in the Merger being dilutive to Enova’s EPS, including adverse changes in market conditions, additional transaction and integration related costs and other factors such as the failure to realize some or all of the benefits anticipated by the Merger. Any dilution of, reduction in or delay of any accretion to Enova’s EPS could cause the price of Enova’s common stock to decline or grow at a reduced rate.
Following the Merger, the extent of the COVID-19 pandemic’s impact on the combined company’s business and operations is uncertain.
The COVID-19 pandemic has, and will likely continue to, severely impact global economic conditions, resulting in substantial volatility in the global financial markets, increased unemployment, and operational challenges resulting from measures that governments and other authorities have imposed to control its spread, such as travel bans, business and school closures, quarantines, and shelter-in-place orders. The combined company will have exposure to jurisdictions that have been severely impacted by the COVID-19 pandemic such as the United States, Canada, Australia and Brazil.

The extent of the COVID-19 pandemic’s impact is highly dependent on variables that are difficult to predict, such as the scope and duration of the pandemic, and the success rate of measures taken by the governments to control its spread and stabilize the economy. If the pandemic is prolonged or the actions of government are unsuccessful, the adverse impact on the global economy will deepen. The combined company could experience further reduced customer demand, higher delinquencies and other negative impacts to its financial position. The combined company may also have issues meeting financial performance covenants, which would require waiver/amendment or could result in defaults on its debt facilities or higher costs of capital.

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
As a result of the COVID-19 pandemic and its economic impacts, we are experiencing higher delinquencies in our portfolio and, in turn, lower cash collections. While we have obtained certain consents and waivers, and amended the terms of certain of our debt agreements as of June 30, 2020, the reduced collections and higher COVID-19 related delinquencies have resulted in non-compliance with certain debt agreements and are expected to result in additional non-compliance in future periods. If such non-compliance is not waived by our lenders, we are not able to obtain amendments or other relief, or are otherwise unable to obtain new or alternate methods of financing on acceptable terms, such non-compliance can result in loss of ability to borrow under the facilities, early amortization and/or events of default. As a result, management has concluded that the uncertainty surrounding our future non-compliance in our debt facilities, ability to negotiate some of our existing facilities or repay outstanding indebtedness, and maintain sufficient liquidity raises substantial doubt about our ability to continue as a going concern within one year of the end of the period covered by this report. We cannot provide you with any assurance that any efforts we have or will take to improve our liquidity, portfolio performance, collections and other matters will be successful in the near term or at all.

Our inability to comply with the listing requirements of the New York Stock Exchange could result in our common stock being delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

On June 5, 2020, the Company disclosed in a Current Report on Form 8-K that it was notified by the NYSE that the average closing price of the Company’s common shares, par value $0.005 per share (the “Shares”), over the prior 30 consecutive trading day period was below $1.00 per share, which is the minimum average closing price per share required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual (the “$1.00 Per Share Test”). On June 5, 2020 the Company notified the NYSE of its intent to cure the deficiency.

Under the NYSE's rules, the cure period to regain compliance with the $1.00 Per Share Test is usually six months following receipt of the notification of noncompliance. However, effective April 21, 2020 under NYSE rule filing SR-NYSE-2020-36 in response to unprecedented market declines resulting from COVID-19, the NYSE allowed companies to regain compliance by tolling the applicable compliance period through June 30, 2020. As a result, the Company has until January 1, 2021 to regain compliance.

In order to regain compliance, by the end of the cure period the Shares must have (i) a closing price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the preceding 30-trading day period. Alternatively, the Company can also demonstrate an accelerated cure based on a $1.00 share price on both the last trading day of any calendar month within the cure period and the average share price of the 30-trading days preceding the end of that month. The notice has no immediate impact on the listing of the Shares, which continue to be listed and traded on the NYSE during this period, subject to the Company’s compliance with the other NYSE continued listing requirements. The Shares will continue to trade on the NYSE under the symbol “ONDK” but will have an added designation of “.BC” to indicate the status of the Shares as “below compliance.” If the Company fails to regain compliance with the $1.00 Per Share Test by the end of the cure period, the Shares will be subject to the NYSE’s suspension and delisting procedures.

A delisting of our Shares could negatively impact us by, among other things, reducing the liquidity and market price of our Shares and reducing the number of investors willing to hold or acquire our Shares, which would further restrict our ability to obtain equity financing. A suspension or delisting could also adversely affect our reputation, our relationships with our business partners and suppliers, and our ability to attract new customers which would have a material, adverse impact on our business, operating results and financial condition. In addition, a suspension or delisting would impair our ability to raise additional capital through equity or debt financing as well as our ability to attract and retain employees by means of equity compensation.

As of June 30, 2020, we had not regained compliance with the $1.00 Per Share Test. While the Company intends to regain compliance by January 1, 2021, there can be no assurance that we will be able to meet the $1.00 Per Share Test, or maintain compliance with any other NYSE continued listing requirements.

Our participation in government relief programs set up in response to the COVID-19 crisis, such as facilitating loans to businesses under the Paycheck Protection Program, may subject us to new and uncertain risks, as well as operational, regulatory and reputational risks that could cause a material adverse effect on our business. In addition, we do not expect our participation to make a material contribution to our revenues or results of operations.
Federal, state, local, and foreign governmental authorities have enacted, and may enact in the future, legislation, regulations, and programs in response to the COVID-19 crisis intended to provide economic relief to businesses and individuals. Our participation in, or facilitation of, any such programs may expose us to new and uncertain risks.
We participated in the U.S. Government’s Paycheck Protection Program, or PPP, administered by the Small Business Administration, the SBA, and enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in response to the COVID-19 crisis. The PPP is intended to provide funding for businesses so they can retain employees during the COVID-19 crisis and includes initial loan repayment deferrals and debt forgiveness provisions for eligible borrowers. Under the program, OnDeck, through chartered financial institutions we partner with, including our issuing bank partner, facilitates the provision of loans at a fixed interest rate of one percent for a loan amount of up to 2.5 times the borrower’s monthly payroll expenses. The loan is eligible for full or partial forgiveness under the program if the loan proceeds are used for specified expenses, including payroll and benefit costs, rent payments, utilities, and mortgage and certain interest expenses. We were approved to act in two capacities under the PPP.
First, we were approved to act as an agent and a lender service provider, which allows us to source, process and service loans being made by third-party SBA-approved lenders.  With this approval, we have been able to work with such SBA-approved lenders and employ our technology to facilitate the making and servicing of loans under the PPP. To date, loans made under this program are funded by chartered financial institutions we partner with, including our issuing bank partner, and such loans are not expected to be purchased by OnDeck. We will receive a fee for providing origination and certain loan servicing for the loans and will retain operational risk related to those activities. The amounts that we are permitted to receive as fees or compensation for these services are limited by law and our contractual arrangements. To date such amounts have not been significant, and we do not expect them to be.
Second, we are also an approved lender under the PPP. To date, we have not used our PPP lender approval to directly originate loans under the PPP.  In response to anticipated changes to the program, OnDeck ceased processing new PPP loan applications on June 4, 2020.

As a participant in the PPP, we are exposed to new and uncertain risks, including those related to verification, guarantee authorization, forgiveness and servicing of such loans, since the requirements and processes are still being developed and have not yet been tested. In the event that it is determined that a borrower does not qualify for loan forgiveness or if a borrower defaults, our PPP bank partners may be at risk to the extent the SBA may decline to honor the guarantee or to forgive the loan due to documentation or verification errors, failure to follow regulatory requirements, or lack of adherence to underwriting standards on our part. As a result, we expect that our documentation and review and underwriting processes will be subject to scrutiny, and we could be subject to litigation arising as a result of our participation or we could incur losses if we fail to comply with the SBA requirements. There can be no assurance that we will be successful in mitigating all of the risks associated with the PPP or that this lending will not have a negative impact on our business and results of operations.
Due to the changing guidance from the U.S. Treasury Department and SBA, the high volumes of PPP loan applications and the manual processes underlying the loan application and forgiveness process, we may face regulatory and operational challenges that directly or indirectly impact our ability to facilitate the program.  We also face the risk of lawsuits from loan applicants accusing us of prioritizing loans to our existing clients in violation of fair lending laws. By participating in the PPP, we face potential risks relating to the Bank Secrecy Act, anti-money laundering and “know your customer” laws, fraud, liability to the banks whose applications we process and loans we service and other risks.  Those risks could subject us to penalties, fines, damages and other liabilities and could hurt our reputation, any of which could have a material adverse effect on our business.

Due to our fully remote workforce, we may face increased business continuity and cyber risks that could significantly harm our business and operations.

The spread of COVID-19 has caused us to modify our business practices by migrating to a fully remote workforce where our employees are accessing our servers remotely through home or other networks to perform their job responsibilities. While additional safeguards have been put in place to protect data security and privacy, a fully remote workforce places additional pressure on our user infrastructure and third parties that are not easily mitigated. These risks include home internet availability affecting work continuity and efficiency, and additional dependencies on third party communication tools such as instant messaging and online meeting platforms.  Furthermore, as has been widely reported during the COVID-19 pandemic, like many in the financial services industry, we have observed a material increase in phishing and spear phishing attempts with subject matter related to COVID-19 as click bait for malware or credential exposure.  Although the Company has increased detective and preventative measures and increased emphasis on user training to compensate for the increased cyber risk, there is no assurance that these measures will mitigate or prevent any such cyber risks.

As a result of COVID-19, the cyber security and related risks identified in our Form 10-K for the year ended December 31, 2019, including those involving security breaches of customer information, privacy and data security practices, and our dependency on third party service providers, are exacerbated and may cause significant harm to our business and operations.

Actions we have taken in response to the COVID-19 crisis may hurt our brand, expose us to reputational harm, cause loss of customers and make it more difficult or expensive for us to resume normal lending when the economy reopens.

Due to the impacts of COVID-19 on small businesses, and our related decision to suspend nearly all new loan originations, we have almost completely eliminated our spending on marketing.  This includes spending on customer acquisition in the direct mail and digital channels, and brand marketing in other channels including radio advertising.  We expect this will have an immediate negative impact on our lead generation.  It may also result in the loss of brand awareness among target audiences during this period.  If and when we decide to increase our marketing spend in one or more channels, it may take longer than expected and cost more to achieve pre-crisis levels of marketing spend effectiveness.

Customers who feel they have been negatively impacted by our suspension of nearly all new loan originations may issue complaints in one or more public channels including social media, which could have a negative impact on our brand reputation and our ability to acquire new customers.  In addition, we may lose existing or prior customers who would have otherwise considered a renewal loan or new loan from us.
We are a "smaller reporting company", and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common shares less attractive to investors.
Effective June 30, 2020 we qualified as a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended, or the Exchange Act. For as long as we continue to be a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (so long as we are a non-accelerated filer), and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
We will remain a smaller reporting company so long as, as of June 30 of the preceding year, (i) the market value of our common shares held by non-affiliates, or our public float, is less than $250 million; or (ii) we have annual revenues less than $100 million and either we have no public float or our public float is less than $700 million.
Investors could find our common shares less attractive if we choose to rely on these disclosure exemptions. If some investors find our common shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common shares and the market price of our common shares may be more volatile.
Furthermore, when we lose our status as a “smaller reporting company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing management's assessment of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Competition for our employees is intense. Our recent workforce reductions will make the attraction and retention of the highly skilled employees whom we need to support our business challenging and may result in increased levels of employee attrition.
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
In July 2020, as a result of the COVID-19 crisis, we announced a headcount reduction impacting approximately 20% of our workforce. Following this action, it is possible that we may experience increased levels of employee attrition and other unintended consequences including reduced employee morale and productivity. Any of these consequences may impact our efficiency, and make it more difficult and/or expensive to recruit and retain talent and train new employees and result in a material adverse effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities.
On February 11, 2020, we announced that our Board of Directors had authorized up to an additional $50 million of repurchases under our previously announced common share repurchase program. Shares repurchased under the program are to be retained as treasury stock and available for possible reissuance. This additional repurchase authorization does not have a scheduled expiration date. Shares may be repurchased in open market transactions, in privately negotiated transactions or otherwise. We have approximately $23.2 million of remaining authorization under the program. In late February 2020, we suspended repurchase activity under our program as part of our focus on liquidity and capital preservation.
We had no share repurchases during the quarter ended June 30, 2020, as we continue to suspend our stock repurchase activity. The number of shares purchased, the average price paid per share and the remaining availability under our repurchase program are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	—	$—	—	$23,153,836
May 1, 2020 - May 31, 2020	—	$—	—	$23,153,836
June 1, 2020 - June 30, 2020	—	$—	—	$23,153,836
Total	—	$—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Deck Capital, Inc.

/s/ Kenneth A. Brause
Kenneth A. Brause Chief Financial Officer (Principal Financial Officer)
Date: August 7, 2020

/s/ Mark Torossian
Mark Torossian Senior Vice President, Finance (Principal Accounting Officer)
Date: August 7, 2020

Exhibit Index

Exhibit Number	Description	Filed / Incorporated by Reference from Form *	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	12/22/2014
3.2	Amended and Restated Bylaws	10-Q	3.2	11/6/2018
4.1	Form of common stock certificate	S-1	4.1	11/10/2014
10.1	Outside Director Compensation Policy, as amended through July 29, 2020	Filed herewith.
10.2
Limited Consent, dated as of June 23, 2020, by and among On Deck Capital, Inc., Truist Bank (as successor to SunTrust Bank) as Administrative Agent for the Revolving Lenders and the Lenders party thereto.
Filed herewith.
10.3
Amendment No. 4 to the Credit Agreement, dated as of July 15, 2020, by and among Loan Assets of OnDeck, LLC, the Lenders party thereto and 20 Gates Management LLC, as Administrative Agent for the Class A Lenders.

Filed herewith.
10.4
Extension of Limited Consent, effective as of July 14, 2020, by and among On Deck Capital, Inc., Truist Bank (as successor to SunTrust Bank) as Administrative Agent for the Revolving Lenders and the Lenders party thereto.

Filed herewith.
10.5
Second Extension of Limited Consent, effective July 31, 2020, by and among On Deck Capital, Inc., Truist Bank (as successor to SunTrust Bank) as Administrative Agent for the Revolving Lenders and the Lenders party thereto.
Filed herewith.
10.6
Amendment No. 3 to Fifth Amended and Restated Credit Agreement, dated as of August 3, 2020, by and between OnDeck Account Receivables Trust 2013-1 LLC, the Lenders party thereto and Deutsche Bank AG, New York Branch, as Administrative Agent for the Class A Revolving Lenders.
Filed herewith.
10.7
Third Extension of Limited Consent, effective August 7, 2020, by and among On Deck Capital, Inc., Truist Bank (as successor to SunTrust Bank) as Administrative Agent for the Revolving Lenders and the Lenders party thereto.
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